Form 10-K
period 1993-12-31
TRUMP PLAZA HOLDING ASSOCIATES; TRUMP PLAZA FUNDING INC
filed 1994-03-30
CIK 897729, 791445

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
              For the Fiscal Year Ended December 31, 1993

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from_______to______

                          Commission File No.: 2-0219


                           TRUMP PLAZA FUNDING, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

         New Jersey                                         13-3339198
         ----------                                         ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

Mississippi Avenue and The Boardwalk
      Atlantic City, New Jersey                              08401
- ------------------------------------                       ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (609) 441-6526



                         TRUMP PLAZA HOLDING ASSOCIATES
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

         New Jersey                                       22-3213714
- ------------------------------                  -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                              Number)

Mississippi Avenue and The Boardwalk
- ------------------------------------
      Atlantic City, New Jersey                              08401
- ------------------------------------                        -------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (609) 441-6526

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for
the past 90 days.  Yes   X       No
                      ----------   ---------

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.   [   ]

     The aggregate market value of the voting stock of Trump Plaza Funding, Inc. held by non-affiliates as of March 30, 1994 was approximately: $ 0

     Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d)
of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.  Yes   X       No
                                                     ----------   ---------

     As of March 30, 1994, there were 100 shares of Trump Plaza
Funding, Inc.'s Common Stock outstanding.

     Documents Incorporated by Reference -- Not applicable.

                            FORM 10-K

                        TABLE OF CONTENTS

Item                                                          Page

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

ITEM 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . .  1

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . 28

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . 33

ITEM 4.  SUBMISSION OF MATTERS
         TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . 36

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

ITEM 5.  MARKET FOR REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . 37

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . 38

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS . . . . 39

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . 49

ITEM 9.  DISAGREEMENTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . 49

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . 50

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS . . . . . . . . . .  50

ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . .  55

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT. . . . . . . . . . . 59

ITEM 13. CERTAIN RELATIONSHIPS
         AND RELATED TRANSACTIONS. . . . . . . . . . . . . . . 60

PART IV. . . . . . . . . . . . . . . . . . . . . . . . . . . . 67

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES, AND REPORTS ON FORM 8-K. . . . . . . . . . 67

                             PART I

ITEM 1.  BUSINESS.

(a)  General Development of Business

       Trump Plaza Associates (the "Partnership") owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), a luxury casino hotel located on The Boardwalk in Atlantic City, New Jersey. The Partnership was organized in June 1982 as a general partnership under the laws of the State of New Jersey. Trump Plaza Funding, Inc. (the "Company") was incorporated on March 14, 1986 as a New Jersey corporation and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership.

       The partners in the Partnership are Trump Plaza Holding Associates ("Holding"), which has a 99% interest in the Partnership, and the Company, which has a 1% interest in the Partnership. Donald J. Trump ("Trump"), by virtue of his ownership of the Company, Holding and Trump Plaza Holding Inc. ("Holding Inc."), which owns a 1% partnership interest in Holding, is the beneficial owner of 100% of the equity interest in the Partnership.

       In 1993, the Partnership, the Company and certain affiliated entities completed a refinancing (the "Refinancing") of their debt and equity interests. The purpose of the Refinancing was (i) to repay, in full, the mortgage indebtedness and certain other indebtedness issued as part of the restructuring (the "Restructuring") of the indebtedness of the Partnership and the Company pursuant to a prepackaged plan of reorganization (the "Plan") under chapter 11 of the Bankruptcy Code of 1978, as amended, effective as of May 29, 1992, (ii) to repurchase the preferred stock interest in Trump Plaza not owned by Trump and (iii) to repay certain personal indebtedness of Trump.

The Refinancing

       On June 25, 1993, the Company consummated the Refinancing, which included (i) the offering (the "Mortgage Note Offering") by the Company of $330 million in aggregate principal amount of its 10-7/8% Mortgage Notes due 2001 (the "Mortgage Notes") and (ii) the offering (the "Units Offering" and, together with the Mortgage Note Offering, the "Offerings") by Holding of 12,000 Units (the "Units") consisting of an aggregate of $60 million in principal amount of 12-1/2% Pay-in-Kind Notes due 2003 (the "PIK Notes") and 12,000 Warrants to acquire an aggregate of $12 million in principal amount of PIK Notes. Each of the Warrants entitles the holder to acquire $1,000 principal amount of PIK Notes for no additional consideration. The partnership agreement of the Partnership was amended and restated to alter certain procedures and to effectuate the consummation of the Offerings.

       The proceeds of the Units Offering were distributed to Trump. Trump used $35 million of such proceeds to purchase stock of the Company, which used such funds, together with a portion of the proceeds of the Mortgage Note Offering, to redeem the Company's outstanding stock units (the "Stock Units"), each consisting of (i) one share of the Company's 9.34% Participating Cumulative Redeemable Preferred Stock (the "Preferred Stock"), liquidation preference $25 per share, par value $1 per share, and
(ii) one share of the Company's common stock (the "Common Stock"), par value $.00001 per share. The remaining $25 million of the proceeds of the Units Offering were distributed to Trump as part of a special distribution (the "Special Distribution"). Trump used the Special Distribution primarily to reduce his personal indebtedness and to satisfy certain property tax obligations with respect to real estate owned by him. Out of the proceeds of the Mortgage Note Offering, $225 million was used to redeem all of the Bonds (as defined below).

       In connection with the Offerings, the Company formed Holding, a New Jersey general partnership, for the purpose of offering the Units. Trump contributed to Holding his equity ownership interest in the Partnership and became the sole beneficial owner of Holding. The two partners in Holding are Trump and Holding Inc. Holding Inc. acts as the managing general partner of Holding. Holding has no assets other than its equity interest in the Partnership.

       Also in connection with the Offerings, the Company became the managing general partner of the Partnership as of June 18, 1993 upon its merger with TP/GP Corp., a New Jersey corporation ("TP/GP"), which had been the managing general partner of the Partnership until such date. Holding and the Company, both of which became wholly-owned by Trump upon such merger, became the sole partners of the Partnership.

       The Mortgage Notes are senior indebtedness of the Company. The Company and the Partnership are subject to restrictions on the incurrence of additional indebtedness. The Mortgage Notes are unconditionally guaranteed by the Partnership. The Guarantee ranks pari passu in right of payment with all existing and future senior indebtedness of the Partnership. The PIK Notes are secured by Holding's equity interest in the Partnership. Holders of the PIK Notes and the Warrants are not creditors of the Partnership and, consequently, have no recourse to the assets of the Partnership if an event of default should occur thereunder. Accordingly, the PIK Notes are structurally subordinated to the indebtedness of the Partnership, including the Mortgage Notes.


       In the event of a sale of equity interests in Holding or an affiliate thereof which owns any direct or indirect equity interest in Trump Plaza, Holding is required to, or is required to cause such affiliate to, use 35% of the net proceeds of such sale, within 90 days after receipt thereof, to redeem PIK Notes at 100% of the principal amount thereof, if such redemption occurs prior to June 15, 1995. After such date, the redemption price is 108% of the principal amount of the PIK Notes until June 15, 1998, with the redemption price decreasing annually thereafter. The PIK Notes are redeemable at the option of Holding, in whole or in part, at any time on or after June 15, 1998 at the redemption prices set forth therein, together with accrued and unpaid interest to the date of redemption.

       Upon consummation of the Refinancing (i) Trump became the sole owner record of the Company's outstanding Common Stock, as well as the sole owner of the equity interest of Holding and the Partnership and (ii) the Company redeemed its Stock Units, including the Preferred Stock, and the Bonds (as defined below).

       As of December 31, 1993, the Company's debt consisted of approximately $330 million principal amount outstanding of its Mortgage Notes and $325,859,000 (net of discount) of mortgage indebtedness. As of December 31, 1993, Holding's debt consisted of approximately $64,252,000 of PIK Notes and $12 million of deferred warrant obligations. As of December 31, 1993, the Partnership's debt consisted of a non-recourse promissory note to the Company in the amount of $325,859,000 (net of discount) and approximately $7.5 million of other indebtedness. The Partnership has unconditionally guaranteed the Mortgage Notes.

The Restructuring

       In 1991, the Partnership began to experience a liquidity problem. Management believes that the Partnership's liquidity problem was attributable, in part, to an overall deterioration in the Atlantic City gaming market, as indicated by reduced rates of casino revenue growth for the industry for the two prior years, aggravated by an economic recession in the Northeast and the Persian Gulf War. Comparatively excessive casino gaming capacity in Atlantic City, due in part to the opening of the Trump Taj Mahal Casino Resort (the "Taj Mahal") in April 1990, may also have contributed to the Partnership's liquidity problem.

       In order to alleviate its liquidity problem, on May 29, 1992 (the "Effective Date"), the Partnership and the Company restructured their indebtedness pursuant to the Plan. The purpose of the Restructuring was to improve the amortization schedule and extend the maturity of the Partnership's indebtedness by (i) eliminating the sinking fund requirement on the Company's 12-7/8% First Mortgage Bonds, due 1998 (the "Original Bonds"), (ii) extending the maturity and lowering the interest rate on the Original Bonds, (iii) reducing the aggregate principal amount of such indebtedness from $250 million to $225 million, and (iv) eliminating certain other indebtedness by reconstituting such debt in part as Bonds (defined below) and in part as Stock Units. The Restructuring was necessitated by the Partnership's inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Bonds.

       On the Effective Date, the Company, which theretofore had no interest in the Partnership, received a 50% beneficial interest in TP/GP, and the Company and TP/GP were admitted as partners of the Partnership. The Company issued $225 million principal amount of the Company's 12% Mortgage Bonds due 2002 (the "Bonds") and approximately three million Stock Units to certain creditors. Pursuant to the terms of the partnership agreement, the Company was issued the Preferred Stock. TP/GP became the managing general partner of the Partnership, and through its Board of Directors, managed the affairs of the Partnership until its merger into the Company on June 24, 1993.

       Upon consummation of the Plan, each holder of $1,000 principal amount of Original Bonds and such other indebtedness received (i) $900 principal amount of Bonds, (ii) 12 Stock Units and (iii) certain cash payments.

       As a result of the Refinancing, the Company redeemed the Stock Units, consisting of the Company's Common Stock and Preferred Stock and Trump became the sole beneficial owner of the Company's Common Stock. The Company also retired the outstanding principal amount and interest on the Bonds. In addition, TP/GP was merged into the Company and the Company became the managing general partner of the Partnership.

(b)  Financial Information about Industry Segments

       The Partnership operates in only one industry segment.
See the Financial Statements of the Company and the Partnership included elsewhere herein.

(c)  Narrative Description of Business

General

       The Partnership owns and operates Trump Plaza, a luxury casino hotel located in Atlantic City, New Jersey. Trump Plaza, with its 60,000 square foot casino (presently being expanded to 75,000 square feet by June 1994), first class guest rooms and other luxury amenities, is the only casino hotel in Atlantic City with both a "Four Star" Mobil Travel Guide rating and a "Four Diamond" AAA rating. Management believes that these ratings reflect the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. Trump Plaza is conveniently located on The Boardwalk, at the end of the main highway into Atlantic City and is one of the first casino hotels visible from that approach. Management believes that the central location of Trump Plaza, with its accessibility to "drive in" and "walk in" patrons, is highly advantageous to Trump Plaza. In addition, the Casino Reinvestment Development Authority ("CRDA") is currently overseeing the development of a "tourist corridor" which will link The Boardwalk with downtown Atlantic City and, when completed, will feature an entertainment and retail complex of up to 800,000 square feet. Trump Plaza will be located at the end of the tourist corridor by The Boardwalk.

       Trump Plaza seeks to attract casino patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming patron (a "high-end" patron). This strategy is accomplished, in part, through the attractiveness of the facility, which is enhanced by routinely attending to the aesthetics of the casino and other public areas in Trump Plaza. In addition, Trump Plaza provides a consistency in the conduct of play of its table games that serious gaming patrons seek. Finally, Trump Plaza offers a broad selection of dining choices (including four gourmet restaurants), headline entertainment, deluxe accommodations and other amenities and services.

Facilities and Amenities

       The casino in Trump Plaza currently offers 86 table games and 1,836 slot machines. After the planned expansion of Trump Plaza, the casino will offer approximately 2,244 slot machines, 86 table games and a keno lounge. In addition to the casino, Trump Plaza consists of a 31-story tower with 557 guest rooms, including 62 suites. The facility also offers 10 restaurants, a 750-seat cabaret theatre, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa. A 10-story parking garage, which can accommodate 2,650 cars, is connected to Trump Plaza via an enclosed pedestrian walkway.

       The entry level of Trump Plaza includes a cocktail lounge, three gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and a gift shop. There is also an enclosed skywalk which connects Trump Plaza at the casino level with the Atlantic City Convention Center.

       Trump Plaza's guest rooms are located in a tower which affords most guest rooms a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza also features 23 one-bedroom suites, 21 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of the tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which requires guests to use a special elevator key for access, and contains a lounge area (the "Club Level Lounge") that offers 24-hour food and bar facilities.

       Trump Plaza is connected by an enclosed pedestrian walkway to a 10-story parking garage, which can accommodate approximately 2,650 cars, and contains 13 bus bays, a comfortable lounge, a gift shop and waiting area (the "Transportation Facility"). The Transportation Facility provides patrons with immediate access to the casino, and is located directly off of the main highway into Atlantic City.

Business Strategy

       General. In 1990, the Atlantic City casino industry experienced a significant increase in room capacity and in available casino floor space, due primarily to opening the Taj Mahal, which at the time was wholly-owned by Trump. Management believes that the opening of Taj Mahal had a disproportionately adverse effect on Trump Plaza due to the common use to the "Trump" name. Management believes that results in 1991 were adversely affected by the weakness in the economy throughout the Northeast and the adverse impact on tourism and consumer spending caused by the war in the Middle East.

       In 1991, the Partnership retained the services of Nicholas
L. Ribis as Chief Executive Officer, and Kevin DeSanctis as President and Chief Operating Officer. Mr. DeSanctis resigned from his positions on March 7, 1994. See "Management."
Mr. Trump and this new management team implemented a new business strategy, designed to capitalize on Trump Plaza's first-class facilities and improve operating results. Key elements of this strategy consist of redirecting marketing efforts to more profitable patron segments and continually monitoring operations to adapt to, and anticipate, industry trends.

       A primary element of the new business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In order to attract more high-end gaming patrons to Trump Plaza in a cost-effective manner, the Partnership has refocused its marketing efforts. Commencing in 1991, the Partnership substantially curtailed costly "junket" marketing operations which involved attracting groups of patrons to the facility on an entirely complimentary basis (e.g., by providing free air fare, gifts and room accommodations). In the fall of 1992, the Partnership decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. In each case the Partnership determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. This shift in marketing strategy has allowed the Partnership to focus its efforts on attracting the high-end players.

       Gaming Environment. Trump Plaza also pursues a continuous preventative maintenance program that emphasizes the casino, hotel rooms and public areas in Trump Plaza. These programs are designed to maintain the attractiveness of Trump Plaza to its gaming patrons. Trump Plaza continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. Trump Plaza's casino floor has clear, large signs for the convenience of patrons. As new games have been approved by the Casino Control Commission ("CCC"), the Partnership has integrated such games into its casino operations to the extent it deems appropriate.

       In recent years, there has been an industry trend towards fewer table games and more slot machines. For the Atlantic City casino industry, revenue from slot machines increased from 54.6% of the industry gaming revenue in 1988 to 67.1% of the industry gaming revenue in 1993. Trump Plaza experienced a similar increase, with slot revenue increasing from 51.2% of gaming revenue in 1988 to 70.2% of the industry gaming revenue in 1993. In response to this trend, Trump Plaza has devoted more of its casino floor space to slot machines. In April 1993, Trump Plaza removed 12 table games from the casino floor and replaced them with 75 slot machines. Moreover, as part of its program to attract high-end slot players, the Partnership created "Fifth Avenue Slots," a partitioned portion of the casino floor that includes approximately 70 slot machines (most of which provide for $5 or more per play), an exclusive lounge for high-end patrons and other amenities.

       "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, the Partnership offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Trump Plaza's policy on complimentaries is to provide comps primarily to patrons with a demonstrated propensity to wager at Trump Plaza.

       Entertainment. Trump Plaza offers headline entertainment, as well as other entertainment and revue shows as part of its strategy to attract high-end and other patrons. In 1993, Trump Plaza entered into Atlantic City exclusive contracts with Kenny Rogers, Anne Murray, Jay Black, Jimmy Roselli, Paul Anka, Regis Philbin & Kathie Lee Gifford, Engelbert and Jerry Vale. Trump Plaza offers headline entertainment weekly during the summer and monthly during the off-season, and also features other entertainment and revue shows.

       Player Development/Casino Hosts. The Partnership currently employs approximately 24 gaming representatives in New Jersey, New York and other states, as well as several international representatives, to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player slot card) sign-ups in order to increase the Partnership's marketing base.

       Promotional Activities. The Trump Card, a player identification card, constitutes a key element in Trump Plaza's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries based upon their level of play. The Trump Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

       Trump Plaza designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino game supervisors. Promotional activities include the mailing of vouchers for complimentary slot play. Trump Plaza also utilizes a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

       The Partnership conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Such players tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at Trump Plaza.

       Bus Program. Trump Plaza has a bus program, which transports approximately 2,400 gaming patrons per day during the week and 3,500 per day on the weekends. The Partnership's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses.

       Credit Policy. Historically, Trump Plaza has extended credit to certain qualified patrons. For the years ended December 31, 1991, 1992 and 1993, credit play as a percentage of total dollars wagered was approximately 29%, 28% and 18%, respectively. As part of the Partnership's new business strategy and in response to the general economic downturn in the Northeast and recent credit experience, Trump Plaza has imposed stricter standards on applications for new or additional credit and has reduced credit to international patrons.

Atlantic City Market

       Gaming in Atlantic City started in May 1978 when the first casino hotel opened for business. Since 1978, gaming in Atlantic City has grown from one casino to 12 casinos as of December 31, 1993, with approximately $3.3 billion of casino industry revenue generated in 1993. Gaming revenue for all Atlantic City casino hotels has increased approximately 2.6%, 5.2%, 1.3%, 7.5% and 2.7% during 1989, 1990, 1991, 1992 and 1993, respectively (in each case as compared to the prior year). See "Competition" below.

       Atlantic City is near many densely populated metropolitan areas. The primary area served by Atlantic City casino hotels is the corridor that extends from Washington, D.C. to Boston and includes New York City and Philadelphia. Within this primary area, Atlantic City may be reached by automobile or bus. Principal arteries lead into Atlantic City from the metropolitan New York area and from the Baltimore/Washington, D.C. area, both of which are approximately three hours away by automobile. Atlantic City can also be reached by air and rail transportation, although most patrons arrive by automobile or bus.

       Historically, Atlantic City has suffered from inadequate rail and air transportation. As a result, a majority of Atlantic City gaming patrons travel from the mid-atlantic and northeast regions of the United States by automobile or bus. Rail service to Atlantic City has recently been improved with the introduction of Amtrak express service to and from Philadelphia and New York City. An expansion of the Atlantic City International Airport (located approximately 12 miles from Atlantic City) to handle large airline carriers and large passenger jets was recently completed. Despite the expansion of the Atlantic City International Airport, however, access to Atlantic City by air is still limited by a lack of regularly scheduled flights and by inadequate terminal facilities. The lack of adequate transportation infrastructure has limited the expansion of the Atlantic City gaming industry's geographic patron base and the attractiveness of Atlantic City to major conventions.

       In February 1993, the State of New Jersey broke ground for a new $250,000,000 Convention Center on a 30.5-acre site adjacent to the Atlantic City Expressway. Targeted for completion in 1996, the new Convention Center will house approximately 500,000 square feet of exhibit space along with 45 meeting rooms totalling nearly 110,000 square feet. The building will include a 1,600-car underground garage and an indoor street linking the Convention Center to the existing Rail Terminal. The new Convention Center has been designed to serve as the centerpiece of Atlantic City's renaissance as a favorable meeting destination.

Possible Expansion Sites

       Management has determined to expand the Partnership's facilities. The purpose of such an expansion is to increase the casino floor space and to add additional gaming units. Any such expansion will require various regulatory approvals, including the approval of the CCC. Furthermore, the Casino Control Act requires that additional guest rooms be put in service within a specified time period after any such casino expansion. As discussed below, the Partnership has planned expansion of its hotel facilities. If the Partnership completed any casino expansion and subsequently did not complete the requisite number of additional guest rooms within the specified time period, the Partnership might have to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on the results of operations and financial condition of the Partnership.

       Boardwalk Expansion Site. In 1993, the Partnership received the approval of CCC, subject to certain conditions, for the expansion of the Trump Plaza hotel facilities on a 2.0-acre parcel of land located directly across the street from Trump Plaza on the Boardwalk upon which there is located an approximately 361-room hotel, which is closed to the public and is in need of substantial renovation and repair (the "Boardwalk Expansion Site"). In June 1993, Trump and the lender holding mortgage liens on the Boardwalk Expansion Site negotiated the terms of a restructuring of loans of approximately $52.0 million of principal and accrued interest secured by the liens on the Boardwalk Expansion Site. On June 25, 1993, the date the Offerings were consummated, Trump transferred title to the Boardwalk Expansion Site to the lender in exchange for a reduction in Trump's indebtedness to such lender, with a further reduction of Trump's indebtedness if the Partnership assumed the Boardwalk Expansion Site Lease (as defined below). On such date, the lender leased the Boardwalk Expansion Site to Trump (the "Boardwalk Expansion Site Lease") for a term of five years, which expires on June 30, 1998, during which time Trump is obligated to pay the lender $260,000 per month in lease payments. In connection with the Offerings, the Partnership acquired a five-year option (the "Option") to acquire the Boardwalk Expansion Site. In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and related expenses. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

       The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Option is dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Mortgage Note Indenture and the PIK Note Indenture and would require the consent of certain of Trump's personal creditors. The Partnership's ability to develop the Boardwalk Expansion Site is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that it will be able to generate sufficient cash flow from operations. In addition, exercise of the Option requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise the Option. The CCC has required that the Partnership exercise the Option by no later than July 1, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidation and Capital Resources."

       Management has determined to build or refurbish rooms at the Boardwalk Expansion Site. When completed, the hotel will have approximately 361 rooms, including a retail space, located on two stories, fronting The Boardwalk.

       In September 1993, Trump entered into a sublease agreement (the "Time Warner Sublease") with Time Warner Entertainment Company, L.P. ("Time Warner") for a period of ten years with the sublessee's option to renew the sublease for a ten-year period. Under this agreement, Time Warner agreed to sublease the entire first floor of the retail space (approximately 17,000 square feet) located at the Boardwalk Expansion Site for a new Warner Brothers Studio Store. In October 1993, the Partnership assumed Trump's duties and obligations under the Time Warner Sublease. The Time Warner Sublease is subject to certain conditions subsequent; the Partnership believes that it will satisfy all conditions subsequent to that agreement in 1994. Management believes that the store will be a major attraction on The Boardwalk and will increase the flow of patrons through the casino. The remaining portion of the Boardwalk Expansion Site will be used for a new entranceway to Trump Plaza, directly off the Atlantic City Expressway, as well as a public park and parking facilities for Trump Plaza patrons.

       As a result of such expansion, the Partnership, upon approval by the CCC, will be able to increase Trump Plaza's casino floor space by 30,000 square feet. The Partnership has begun construction at such site (pursuant to rights granted to the Partnership by the lender and the lessee under the Boardwalk
Expansion Site Lease) prior to acquiring title thereto pursuant to the Option. See "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Liquidity and Capital
Resources."

       The Partnership is obligated to either pay a tax to the CRDA of 2.5% of its gross casino revenues or to obtain investment tax credits in an amount equal to 1.25% of its gross casino revenues. In connection with the assumption of the Boardwalk Expansion Site Lease, the Partnership obtained from the CRDA $10.3 million of investment tax credits with respect to the demolition of certain structures on the Boardwalk Expansion Site and the construction of certain improvements on the site. There can be no assurance, however, that such credits would be sufficient to defray a significant portion of the total project costs.

       Regency Expansion Site. In December 1993, Trump entered into an option agreement to acquire the Trump Regency Hotel ("Trump Regency"). In consideration for the Partnership's making certain payments in connection with the option, Trump agreed that, if the Trump Regency is acquired pursuant to such option, he would make the Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. See "Certain Relationships and Related Transactions -- Trump Regency."

Competition

       Competition in the Atlantic City casino hotel market is intense. Trump Plaza competes primarily with other casinos located in Atlantic City, New Jersey, as well as gaming establishments located on Native American reservations in New York and Connecticut, and also would compete with any other facilities in the northeastern and mid-atlantic regions of the United States at which casino gaming or other forms of wagering may be authorized in the future. To a lesser extent, Trump Plaza faces competition from cruise lines, riverboat gambling, casinos located in Mississippi, Nevada, New Orleans, Puerto Rico, the Bahamas and other locations inside and outside the United
States and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing
(including off-track betting), jai alai and dog racing and from illegal wagering of various types. To the extent that legalized gaming becomes more prevalent in New Jersey or other nearby jurisdictions, competition from Native Americans or others would intensify.

       At present, there are 12 casino hotels located in Atlantic City, including Trump Plaza, all of which compete for patrons.
In addition, there are several sites on The Boardwalk and in the Atlantic City Marina area on which casino hotels could be built in the future, although Management is not aware of any present plans to develop such sites.

       Total Atlantic City gaming revenue has increased over the past four years, although at varying rates. In 1991, six Atlantic
City casino hotels reported increases in gaming revenues as compared to 1990, and five reported decreases in gaming revenues (including
Trump Plaza). Management believes that the reduced rate of growth in aggregate gaming revenues in Atlantic City since 1987 as compared to prior years was principally due to the weakness in the economy throughout the Northeast and the adverse impact in 1991 of the war in the Middle East on tourism and consumer spending.
Although all 12 Atlantic City casinos reported increases in gaming revenues in 1992 as compared to 1991, the Partnership believes that this was due, in part, to the depressed industry conditions in 1991. In 1993, nine casinos experienced increased casino revenues, as compared to 1992, while three casinos (including Trump Plaza) reported decreases.

       In 1990, the Atlantic City casino industry experienced a significant increase in room capacity and in available casino floor space, including the rooms and floor space made available by the opening of the Taj Mahal, which at the time was wholly-owned by Trump. The effects of such expansion were to increase competition and to contribute to a 1990 decline in gaming revenues per square foot. In 1990, the Atlantic City casino industry experienced a decline in gaming revenues per square foot of 5.0% which trend continued in 1991, although at the reduced rate of 2.9%. However, in 1992 and 1993, the Atlantic City casino industry experienced an increase of 6.9% and 1.4%, respectively in gaming revenues per square foot each as compared to the prior year.

       Casinos in Atlantic City must be located in approved hotel facilities which offer dining, entertainment and other guest facilities. Competition among casino hotels is based primarily upon promotional allowances, advertising, the attractiveness of the casino area, service, quality and price of rooms, food and beverages, restaurant, convention and parking facilities and entertainment. In order to compete effectively with all other Atlantic City casino hotels, the Partnership offers complimentary drinks, meals, room accommodations and/or travel arrangements to patrons with a demonstrated propensity to wager at Trump Plaza, as well as cash bonuses and other incentives pursuant to approved coupon programs.

       In 1988, Congress passed the Indian Gaming Regulatory Act ("IGRA"), which requires any state in which casino-style gaming is permitted (even if only for limited charity purposes) to negotiate compacts with federally recognized Native American tribes at the request of such tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides such tribes with an advantage over their competitors, including the Partnership. In 1991, the Mashantucket Pequot Nation opened a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City. In February 1992, the Mashantucket Pequot Nation initiated 24 hour gaming. In January 1993, slot machines were added at such facility, and the facility currently contains over 3,100 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park.

       Trump, the Partnership and the Other Trump Casinos have recently filed a lawsuit seeking, among other things, a declaration that IGRA is unconstitutional and seeking an injunction against the enforcement of certain provisions of IGRA. The complaint states, among other things, that the Mashantucket Pequot Nation's casino has caused the Partnership substantial economic injury. The complaint states further that any future expansions of existing Native American gaming facilities or new ventures by such persons or others in the northeastern or mid-Atlantic region of the United States would have a further adverse impact on Atlantic City in general and could cause the Partnership further substantial economic injury.

       A group in New Jersey terming itself the "Ramapough
Indians" has applied to the U.S. Department of the Interior to be recognized formally as a Native American tribe, which recognition would permit it to require the State of New Jersey to negotiate a gaming compact under IGRA. On December 3, 1993, however, the Interior Department proposed that such Federal recognition to the Ramapough Indians be denied. Similarly, a group in Cumberland
County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Federal Bureau of Indian Affairs seeking formal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New
Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has Federal tribal status but does not have a reservation in the state. In addition, in July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming, but without slot machines, near Syracuse, New York. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New
York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawk Nation has announced that it intends to open their casino in the summer of 1994. The Narragansett Native American Nation of Rhode Island has recently won a federal court case, which will require the Governor of Rhode Island to negotiate a casino gaming compact with the Nation. The Mohegan Nation, which is located in Connecticut, received federal recognition in March 1994. Other Native American Nations are seeking federal recognition, land, and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other nearby states.

       Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. The Partnership's operations would be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or in New Jersey or other states in the Northeast. In December 1993, the Rhode
Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport
Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in New
York or Pennsylvania. However, the Partnership expects that proposals may be introduced to legalize riverboat or other forms of gaming in Philadelphia and one or more other locations in Pennsylvania. The State of Louisiana recently approved casino gaming in the City of New Orleans, and a developer has been selected. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions, competition would intensify.

       In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of state-wide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, if enacted, would have a material adverse impact on the business, operations or financial condition of the Partnership.

Conflicts of Interest

       Trump is a 100% beneficial owner of Trump's Castle Casino Resort ("Trump's Castle") subject to certain litigation warrants and a 50% beneficial owner of the Taj Mahal (collectively, the "Other Trump Casinos"), and is the sole beneficial owner of TC/GP, Inc., an entity that as of December 31, 1993 has provided certain services to Trump's Castle; prior thereto, Trump's Castle Management Corp., an entity solely owned by Trump, provided management services to Trump's Castle. Under certain circumstances, Trump could increase his beneficial interest in Taj Mahal to 100%. In addition, Trump has a personal services agreement with the partnership that owns the Taj Mahal pursuant to which he receives substantial compensation based, in part, on the financial results of the Taj Mahal. The Other Trump Casinos compete directly with each other and with other Atlantic City casino hotels, including Trump Plaza. Nicholas L. Ribis, the Chief Executive Officer of the Partnership, is also the chief executive officer of the partnerships that own the Other Trump Casinos. In addition, Messrs. Ribis and Trump serve on the governing bodies of the partnerships that own the Other Trump Casinos. As a result of Trump's interests in three competing Atlantic City casinos and the common chief executive officer, a conflict of interest may be deemed to exist by reason of such persons' access to information and business opportunities possibly useful to any or all of such casinos. No specific procedures have been devised for resolving conflicts of interest confronting, or which may confront, Trump, such persons and the Other Trump Casinos. See "Certain Relationships and Related Transactions."

Employees and Labor Relations

       The Partnership has approximately 3,800 employees of whom approximately 1,100 are covered by collective bargaining agreements. Management believes that its relationships with its employees are satisfactory. All of the Partnership's employees must be licensed or registered under the Casino Control Act. See "Gaming Regulations -- Employees." The Company has no employees.

       In April 1993, the National Labor Relations board found that the Partnership had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of the Partnership in association with the Sports Arena and Casino Employees Union Local 137, a/w Laborers' International Union of North America, AFL-CIO ("Local 137"). In connection with such finding, the Partnership was ordered to refrain from interfering with, restraining, or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees, which is anticipated to be held in May 1994, regarding whether they desire to be represented for collective bargaining by Local 137.

Seasonality

       The gaming industry in Atlantic City traditionally has been seasonal, with its strongest performance occurring from May through September, and with December and January showing substantial decreases in activity. Revenues have been significantly higher on Fridays, Saturdays, Sundays and holidays than on other days.

Gaming and Other Laws and Regulations

       The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

       In general, the Casino Control Act contains detailed provisions concerning, among other things: the granting of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing and registration of employees and vendors of casino licensees; rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; security standards; the manufacture and distribution of gaming equipment; equal employment opportunity for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

       Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies.

       Operating Licenses. The Partnership was issued its initial casino license on May 14, 1984. On April 19, 1993, the CCC renewed the Partnership's casino license through March 31, 1995, and on March 15, 1993 approved Trump as a natural person qualifier through May 1995.

No assurance can be given that the CCC will renew the casino license or, if it does so, as to the conditions it may impose, if any, with respect thereto.

       Casino Licensee. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino license held by the Partnership is renewable for periods of up to two years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the New Jersey Division of Gaming Enforcement (the "Division").

       To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due, to achieve a gross operating profit; to pay all local, state and federal taxes when due, to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility, and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

       In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period, imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liability; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "Conservatorship" below.

       The partnership believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

       Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. See "Narrative Description of Business -- Gaming and Other Laws and Regulations -- Employees." Pursuant to a condition of its casino license, payments by the Partnership to or for the benefit of any related entity or partner are subject to prior
CCC approval; and, if the Partnership's cash position falls below $5.0 million for three consecutive business days, the Partnership must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

       Control Persons. An entity qualifier or intermediary or holding company, such as Holding, Holding Inc. and the Company, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof individually qualify for approval under casino key employee standards so long as the CCC and the Director are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

       Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bears any relation to the casino project, publicly traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of a series of publicly traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or the casino licensee.

       Institutional Investors. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; investment company registered under the Investment Company Act of 1940; collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; closed end investment trust; chartered or licensed life insurance company or property and casualty insurance company; banking and other chartered or licensed lending institution; investment advisor registered under the Investment Advisers Act of 1940; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

       An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company, or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies, or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Division upon request, any document or information which bears any relation to such debt or equity securities.

       Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has received the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of, and no intention of influencing or affecting the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization (see "Interim Casino Authorization" below) and has executed a trust agreement pursuant to such an application.

       Ownership and Transfer of Securities.  The Casino Control
Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Each of the Company and the Partnership are deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including partnership interest, are deemed to be the securities of a Regulated Company.

       If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities, or (ii) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

       With respect to non-publicly-traded securities, the Casino Control Act and CCC regulations require that the corporate charter or partnership agreement of a Regulated Company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the Regulated Company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

       Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim authorization, the property relating to the casino operation or the securities are held in trust.

       Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. Furthermore, the closing or settlement date in the contract may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

       If, as the result of a transfer of publicly traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

       The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act;
(ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency and casino experience; and (iv) interim operation will best serve the interests of the public.

       When the CCC finds the applicant qualified, the trust will terminate. If the CCC denies qualification to a person who has received interim casino authorization, the trustee is required to endeavor, and is authorized, to sell, assign, convey or otherwise dispose of the property subject to the trust to such persons who are licensed or qualified or shall themselves obtain interim casino authorization.

       Where a holder of publicly traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

       Approved Hotel Facilities. The CCC may permit a licensee, such as the Partnership, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

       License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a two-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

       Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1992 and 1993, the Partnership's gross revenue tax was approximately $21.0 million and $21.3 million respectively, and its license, investigations, and other fees and assessments totalled approximately $4.7 million and $4.0 million respectively.

       Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 25 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA.
CRDA bonds may have terms as long as fifty years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA bonds.

       For the first ten years of its obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of bonds issued to the licensee by the CRDA. Thereafter, the licensee is (i) entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

       From the moneys made available to the CRDA, the CRDA set aside $100,000,000 for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. The CRDA is required to determine the amount each casino licensee may be eligible to receive out of the moneys set aside.

       Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to impose on and collect from patrons a standard minimum parking charge of at least $2.00 for the use of parking, space for the purpose of parking, garaging or storing motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. Of the amount collected by the casino licensee, $1.50 will be paid to the New Jersey
State Treasurer and paid by the New Jersey State Treasurer into a special fund established and held by the New Jersey State
Treasurer for the exclusive use of the CRDA.

       Amounts in the special fund will be expended by the CRDA for (i) eligible projects in the corridor region of Atlantic City, which projects are related to the improvement of roads, infrastructure, traffic regulation and public safety, and
(ii) funding up to 35% of the cost to casino licensee of expanding their hotel facilities to provide additional hotel rooms, which hotel rooms are required to be available upon the opening of the Atlantic City Convention Center and dedicated to convention events.

       Conservatorship. If, at any time, it is determined that the Partnership, the Company, Holding, Inc. or Holding has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If the Partnership's license is suspended for a period in excess of 120 days or revoked or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of the Partnership's casino hotel facilities. A conservator would be vested with title to all property of the Partnership relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

       Employees. All employees of the Partnership must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

       Gaming Credit. The Partnership's casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New
Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

       Control Procedures. Gaming at Trump Plaza is conducted by trained and supervised personnel. The Partnership employs extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video camera to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

       Other Laws and Regulations. The United States Department of the Treasury has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through, or to such casino which involves a transaction in currency of more than $10,000 per patron per gaming day. Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "IRS"). In addition, the Partnership is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit. The Department of the Treasury has recently adopted regulations, scheduled to become effective in December 1994, which will require the Partnership, among other things, to keep records of the name, permanent address and taxpayer identification number (or in the case of a non-resident alien, such person's passport number) of any person engaging in a currency transaction in excess of $3,000. The Partnership is unable to predict what effect, if any, these new reporting obligations will have on gaming practices of certain of its patrons.

       In the past, the IRS had taken the position that gaming winnings from table games by non-resident aliens was subject to a 30% withholding tax. The IRS, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from tax withholding table game winnings by non-resident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

       As the result of an audit conducted by the U.S. Department of Treasury, Office of Financial Enforcement, the Partnership was alleged to have failed to timely file the "Currency Transaction Report by Casino" in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. The Partnership paid a fine of $292,500 in connection with these violations. The Partnership has revised its internal control procedures to ensure continued compliance with these regulations.

       The Partnership is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. Management believes that it has obtained all required licenses and permits to conduct its business.

(d) Financial Information About Foreign and Domestic
    Operations and Export Sales

       Not applicable.


ITEM 2.  PROPERTIES.

       The Partnership owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is subject to the liens of the Note Mortgage and Guarantee Mortgage (collectively, the "Mortgages") and certain other liens. The "Note Mortgage" is the mortgage on and related assignments of the assets constituting the real property owned and leased by the Partnership and substantially all of the Partnership's other assets, all of which constitute Trump Plaza and its related properties, which secures the non-recourse promissory note (the"Partnership Note") of the Partnership issued to the Company in exchange for the Company's lending to the Partnership the proceeds of the Mortgage Note Offering. In exchange for the use of such proceeds, the Company has assigned the Note Mortgage and the Partnership Note to the Trustee. The "Guarantee Mortgage" is the mortgage on and related assignments of the assets of the Partnership described above, senior to the lien of the Note Mortgage, which secures the Partnership's non-recourse guarantee (the "Guarantee") of the Mortgage Notes. The Mortgage Note Indenture, the Note Mortgage and the Guarantee Mortgage are herein collectively referred to as the "Mortgage Note Agreements."

       Casino Parcel. Trump Plaza is located on The Boardwalk in Atlantic City, New Jersey, next to the Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Casino Parcel").

       The Casino Parcel consists of four tracts of land, one of which is owned by the Partnership and three of which are leased to the Partnership pursuant to three non-renewable Ground Leases, each of which expires on December 31, 2078 (each, a "Ground Lease"). Trump Seashore Associates, Seashore Four Associates and Plaza Hotel Management Company (each, a "Ground Lessor") are the owners/lessors under such Ground Leases (respectively, the "TSA Lease," "SFA Lease" and "PHMC Lease"; the land which is subject to the Ground Leases (which includes Additional Parcel 1, as hereinafter defined) is referred to collectively as the "Leasehold Tracts" and individually as a "Leasehold Tract"). Trump Seashore Associates and Seashore Four Associates are beneficially owned by Trump and are, therefore, affiliates of the Company and the Partnership.

       On August 1, 1991, as security for indebtedness owed to a third party, Trump Seashore Associates transferred its interest in the TSA Lease to United States Trust Company of New York ("UST"), as trustee for the benefit of such third party creditor. The trust agreement among UST, Trump Seashore Associates and such creditor provides that the trust shall terminate on the earlier of (i) August 1, 2012 or (ii) the date on which such third party creditor certifies to UST that all principal, interest and other sums due and owing from Trump Seashore Associates to such third party creditor have been paid.

       Trump Seashore Associates is currently negotiating with its third party lender for the extension or refinancing of the indebtedness described above, which debt matured on October 28, 1993. The lender has agreed to forebear from pursuing remedies under such loan through May 28, 1994, while such refinancing negotiations are taking place. The Mortgage Note Agreements provide that, upon such refinancing, the refinancing lender shall consent to the execution of an agreement between TSA and the Partnership providing, among other matters, for certain protections for holders of Mortgage Notes in the event of a default arising under the TSA Lease.

       While the transfer to UST of Trump Seashore Associates' interest in the TSA Lease was primarily a financing transaction to provide the third-party creditor with a potentially enhanced security interest, because of the transfer of such interest to UST, it is not certain that the TSA Lease would be deemed to be held by an affiliate of the Partnership and, therefore, even if the agreement described above is executed by TSA, the holders of the Mortgage Notes and the PIK Notes may not have the benefit of any such agreement regarding the TSA Lease.

       The SFA Lease and the PHMC Lease each contain options pursuant to which the Partnership may purchase the Leasehold
Tract covered by such Ground Lease at certain times during the term of such Ground Lease under certain circumstances. Upon any refinancing of the mortgage indebtedness which currently encumbers the fee interest in the TSA Lease Leasehold Tract, including any refinancing resulting from the on-going negotiations described above, the TSA Lease will be amended to confirm the existence thereunder of the purchase options, or provide for an additional option grant, in each case substantially similar to those currently set forth in the other Ground Leases. The purchase price pursuant to each option is specified in the applicable Ground Lease.

       The Ground Leases are "net leases" pursuant to which the Partnership, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Leasehold Tracts and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges.

       The improvements located on the Leasehold Tracts are owned by the Partnership during the terms of the respective Ground Leases and upon the expiration of the term of each Ground Lease (for whatever reason), ownership of such improvements will vest in the Ground Lessor. Subject to the provisions of the Mortgage Note Agreements, the Partnership has the right to improve the Leasehold Tracts, alter, demolish and/or rebuild the improvements constructed thereon, and remove any personal property and movable trade fixtures therefrom.

       The Ground Leases provide that each Ground Lessor may encumber its fee estate with mortgage liens, but any such fee mortgage will not increase the rent under the applicable Ground Lease and must be subordinate to such Ground Lease. Accordingly, any default by a Ground Lessor under any such fee mortgage (including that mortgage encumbering the TSA Lease parcel, for which refinancing negotiations are on-going) will not result in a termination of the applicable Ground Lease but would permit the fee mortgagee to bring a foreclosure action and succeed to the interests of the Ground Lessor in the fee estate, subject to the Partnership's leasehold estate under such Ground Lease. Each Ground Lease also specifically provides that the Lessor may sell its interest in the applicable Leasehold Tract, but any such sale would be made subject to the Partnership's interest in the applicable Ground Lease.

       The Mortgages are subject and subordinate to each of the Ground Leases. Accordingly, if a Ground Lease were to be terminated while such Mortgages were outstanding, the lien of the Mortgages would be extinguished as to the applicable Leasehold Tract. The Ground Leases, however, contain certain provisions to protect the Mortgage Note Trustee and the holders of the Mortgage Notes from such an occurrence, including the following: (i) no cancellation, surrender, acceptance of surrender or modification of a Ground Lease is binding on the Mortgage Note Trustee or affects the lien of the Mortgages without the Mortgage Note Trustee's prior written consent, (ii) the Mortgage Note Trustee is entitled to a copy of any notices (including notices of default) sent by a Ground Lessor to the Partnership, has the right to perform any term or condition of the Ground Lease to be performed by the Partnership and can cure any defaults, (iii) if any default is not remedied within the applicable grace period specified in the Ground Lease, then before the Ground Lessor exercises its rights under the Ground Lease or any statute, the Mortgage Note Trustee has an additional period of time within which to cure, or commence the curing of, the default and (iv) upon any termination of a Ground Lease, the Ground Lessor must enter into a new lease, on substantially the same terms as the applicable Ground Lease, with the Mortgage Note Trustee. In the event of a default by the Partnership under a Ground Lease, however, notwithstanding any additional cure period granted to the Mortgage Note Trustee, there can be no assurance that the Mortgage Note Trustee will take action to cure the default, will have sufficient time to cure the default or will otherwise be able to take advantage of such provisions. If the Ground Lease were then terminated and a new lease entered into, the Mortgage Note Trustee would nevertheless remain obligated to cure all pre-existing defaults.

       If a bankruptcy case is filed by or commenced against a lessor under applicable bankruptcy law, the trustee in bankruptcy in a liquidation or reorganization case under the applicable bankruptcy law, or a debtor-in-possession in a reorganization case under the applicable bankruptcy law, has the right, at its option, to assume or reject the lease of the debtor-lessor (subject, in each case, to court approval). If the lease is assumed, the rights and obligations of the Partnership thereunder, and the rights of the Mortgage Note Trustee as leasehold mortgagee under the Mortgage Note Agreements, would continue in full force and effect. If the lease is rejected, the Partnership would have the right, at its election, either (i) to treat the lease as terminated, in which event the lien of the Mortgages on the leasehold estate created thereby would be extinguished, or (ii) to continue in possession of the land and improvements under the lease for the balance of the term thereof and at the rental set forth therein (with a right to offset against such rent any damages caused by the lessor's failure to thereafter perform its obligations under such lease). The Mortgage Note Agreements provide that if a lease is rejected, the Partnership assigns to the Trustee its rights to elect whether to treat the lease as terminated or to remain in possession of the leased premises.

       In the case of the Ground Leases, the rejection of a Ground Lease by a trustee in bankruptcy or debtor-lessor (as debtor-in-possession) may result in termination of any options to purchase the fee estate of the debtor-lessor and the Mortgage Note Trustee's option (as leasehold mortgagee), in certain circumstances, to enter into a new lease directly with the lessor. In addition, under an interpretation of New Jersey law, it is possible that a court would regard such options as separate contracts and, therefore, severable from the Ground Lease. In such event, the trustee in bankruptcy or debtor-lessor (as debtor-in-possession) could assume the Ground Lease, while rejecting some or all of such options under the Ground Lease.

       Parking Parcels. The Partnership owns a parcel of land (the "Garage Parcel") located across the street from the Casino Parcel and along Pacific Avenue in a portion of the block bounded by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. The Partnership has constructed on the Garage Parcel a 10-story parking garage capable of accommodating approximately 2,650 cars and which includes offices and a bus transportation center with bays accommodating up to 13 buses at one time. An enclosed pedestrian walkway from the parking garage accesses Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public. Two of the tracts comprising a portion of the Garage Parcel are subject to first mortgages on the Partnership's fee interest in such tracts. As of December 31, 1993, such mortgages had approximate outstanding principal balances of $2.7 million and $2.0 million.

       The Partnership leases, pursuant to the PHMC Lease, a parcel of unimproved land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet ("Additional Parcel 1") and owns another unimproved parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square feet (the "Bordonaro Parcel"). The Bordonaro Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1993, of approximately $150,000. Additionally Parcel 1 and the Bordonaro Parcel are presently paved and used for surface parking.

       The Partnership also owns five unimproved parcels of land, aggregating approximately 43,300 square feet, and sub leases on an unimproved parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, in the same block as the Garage Parcel. They are used for surface parking for employees of Trump Plaza and are not encumbered by any mortgage liens other than those of the Mortgages.

       Warehouse Parcel. The Partnership owns a warehouse and office facility located in Egg Harbor Township, New Jersey containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1993, of approximately $1.6 million.

       Boardwalk Expansion Site. See "Certain Relationships and Related Transactions -- Boardwalk Expansion Site."

       Superior Mortgages. The lien securing the indebtedness on the Garage Parcel, the Bordonaro Parcel and the Egg Harbor Parcel (all of such liens are collectively called the "Existing Senior Mortgages") are all senior to the liens of the Mortgages. The principal amount currently secured by such Existing Senior Mortgages as of December 31, 1993 is in the aggregate, $6.4 million.

       If the Partnership were to default in the payment of the indebtedness secured by any of the Existing Senior Mortgages or default in the performance of any of the other obligations thereunder, and the holder of an Existing Senior Mortgage were to commence a foreclosure action, the debt owed to the holder of such Existing Senior Mortgage, together with the debt owed to the holder of any other Existing Senior Mortgage which is also then being foreclosed, would have to be satisfied before the holders of the Mortgage Notes would realize any proceeds from the sale of the portion of the property encumbered thereby. If the Company and the Partnership default in the payment of the Mortgage Notes or any other obligation under the Mortgages, and the Mortgage Note Trustee elects to foreclose under the Mortgages, the Mortgage Note Trustee will receive the proceeds of the sale of the collateral under the Mortgage Note Indenture (the "Collateral") subject to the rights of the holders of any Existing Senior Mortgages. The purchaser of the Collateral at any such foreclosure sale would take title to the Collateral subject to the extent not foreclosed upon the Existing Senior Mortgages.

       In addition to the Existing Senior Mortgages, the Partnership may, under certain circumstances, borrow up to $25 million to pay for certain expansion site costs which may be secured by a lien on the expansion site superior to the lien of the Mortgages thereon.

       The Partnership has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor will be superior to the liens of the Mortgages.

ITEM 3.  LEGAL PROCEEDINGS.

       The Partnership, its partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, the Partnership has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

Penthouse Litigation

       On April 3, 1989, BPHC Acquisition, Inc. and BPHC Parking Corp. (collectively, "BPHC") filed a third-party complaint (the "Complaint") against the Partnership and Trump. The Complaint arose in connection with the action entitled Boardwalk Properties, Inc. and Penthouse International Ltd. v. BPHC Acquisition, Inc. and BPHC Parking Corp., which was instituted on March 20, 1989 in the New Jersey Superior Court, Chancery Division, Atlantic County.

       The suit arose in connection with the conditional sale by Boardwalk Properties, Inc. ("BPI") (or, with respect to certain of the property, BPI's agreement to sell) to Trump of BPI's fee and leasehold interests in (i) an approximately 2.0-acre parcel of land located directly across the street from Trump Plaza upon which there is located an approximately 500 room hotel, which is closed to the public and is in need of substantial renovation (the "Penthouse Site"), (ii) an approximately 4.2-acre parcel of land located on Atlantic Avenue, diagonally across from Trump Plaza's parking garage (the "Columbus Plaza Site") which was then owned by an entity in which 50% of the interests were each owned by BPHC and BPI and (iii) an additional 1,462-square foot parcel of land located within the area of the Penthouse Site (the "Bongiovanni Site"). Prior to BPI entering into its agreement with Trump, BPI had entered into agreements with BPHC which provided, among other things, for the sale to BPHC of the Penthouse Site, as well as BPI's interest in the Columbus Plaza Site, assuming that certain contingencies were satisfied by a certain date. Additionally, by agreement between BPHC and BPI, in the event BPHC failed to close on the Penthouse Site, BPHC would convey to BPI the Bongiovanni Site. Upon BPHC's failure to close on the Penthouse Site, BPI entered into its agreement with Trump pursuant to which it sold the Penthouse Site to Trump and instituted a lawsuit against BPHC for specific performance to compel BPHC to transfer to BPI, BPHC's interest in the Columbus Plaza and Bongiovanni Sites, as provided for in the various agreements between BPHC and BPI and in the agreement between BPI and Trump.

       The Complaint alleges that the Partnership and/or Trump engaged in the following activities: civil conspiracy, violations of the New Jersey Antitrust Act, violations of the New Jersey RICO statute, malicious interference with contractual relations, malicious interference with prospective economic advantage, inducement to breach a fiduciary duty and malicious abuse of process. The relief sought in the Complaint included, among other things, compensatory damages, punitive damages, treble damages, injunctive relief, the revocation of all of the Partnership's and Trump's casino licenses, the revocation of the Partnership's current Certificate of Partnership, the revocation of any other licenses or permits issued to the Partnership and Trump by the State of New Jersey, and a declaration voiding the conveyance by BPI to Trump of BPI's interest in the Penthouse Site, as well as BPI's and/or Trump's rights to obtain title to the Columbus Plaza Site.

       The Partnership and Trump filed an answer denying all liability and alleging that all of BPHC's claims are without merit. On November 9, 1990, BPHC filed an application to amend its counterclaims against BPI and the Complaint, which amendment sought to withdraw all of BPHC's affirmative claims for equitable relief and thereby limit such claims to monetary damages. On December 20, 1990, the Superior Court entered an Order permitting BPHC to withdraw its affirmative demands for equitable relief.

       Trial of the Penthouse litigation was bifurcated into issues of liability and damages, with liability issues to be tried first. On March 25, 1993, after trial on issues of liability, the Superior Court rendered a decision rejecting all of BPHC's claims in the Complaint. On October 13, 1993, the court entered a judgment dismissing with prejudice all claims against Trump and the Partnership. On November 5, 1993 BPHC filed a motion seeking to have this judgment declared interlocutory in nature, rather than final. The Partnership successfully opposed this motion which was denied on November 19, 1993. On November 30, 1993, BPHC filed a notice of appeal to the Appellate Division. On January 19, 1994, BPHC filed a motion in the Appellate Division seeking a determination that the Superior Court had erred in ruling that the judgment as to the Partnership and Trump was final. The Partnership and Trump successfully opposed that motion, which was denied on March 3, 1994. A briefing schedule for the appeal from the final judgment has been set. If that schedule is not subsequently modified, BPHC's brief is due on April 18, 1994, the brief of the Partnership and Trump is due on May 18, 1994 and BPHC's reply brief is due on May 31, 1994.

       On January 9, 1991, BPHC instituted suit against Trump, the Partnership, BPI, Penthouse International Ltd. and Robert C. Guccione in the United States District Court for the District of New Jersey. This action is virtually identical to the state court action described above. The Partnership and Trump filed an answer denying all liability and alleging that all of BPHC's claims are without merit. In April 1993, the Partnership filed a motion to dismiss certain claims based on the favorable decision in the state court action. In May 1993, the court issued an order to show cause, scheduling a hearing for June 1993 to determine whether certain claims of the plaintiff's amended complaint should be dismissed with prejudice. On July 15, 1993, the court acted favorably on the Partnership's motion and dismissed the action in its entirety. The order of dismissal was appealed to the United States Court of Appeals for the Third Circuit. All briefs have been filed and the appeal is presently scheduled for disposition in April 1994.

Other Litigation

       Various other legal proceedings are now pending against the Partnership. The Partnership considers all such other proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to a $250,000 deductible per claim), and the Partnership believes that the resolution of these claims, to the extent not covered by insurance, together with uninsured claims will not, individually or in the aggregate, have a material adverse effect on the financial condition and results of operations of the partnership.

       The Partnership is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Casino Control Act. The Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on the Partnership or on the ability of the Partnership to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza.

ITEM 4.     SUBMISSION OF MATTERS
            TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted by the Registrant to its security holders for a vote during the fourth quarter of 1993.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON
            EQUITY AND RELATED STOCKHOLDER MATTERS.


       (a) There is no established public trading market for the Company's outstanding Common Stock.

       (b) As of December 31, 1993, Trump was the sole holder of record of the Company's Common Stock.

       (c) The Company has not paid any cash dividends on its Common Stock.

ITEM 6.     SELECTED FINANCIAL DATA.


           SELECTED FINANCIAL INFORMATION


       The following table sets forth historical financial information of the Partnership for each of the five years ended December 31, 1993. This information should be read in conjunction with the financial statements of the Partnership and related notes included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                             Year Ended December 31,
                             -----------------------
                                   1989     1990    1991     1992       1993
                                   ----     ----    ----     ----       ----
Statements of Operations Data:               (dollars in thousands)
Revenues:
  Gaming . . . . . . . . . . . . $306,009 $276,932 $233,265 $265,448 $264,081
  Other. . . . . . . . . . . . .   90,680   87,286   66,411   73,270   69,203
  Trump Regency. . . . . . . . .     -        -      11,547    9,465     -
                                 --------  ------- -------- --------  -------
    Gross revenues . . . . . . .  396,689  364,218  311,223  348,183  333,284
  Promotional allowances           42,551   44,281   31,539   34,865   32,793
                                 --------  ------- -------- --------  -------
  Net revenues . . . . . . . . .  354,138  319,937  279,684  313,318  300,491
Costs and expenses:
  Gaming . . . . . . . . . . . .  177,401  178,356  133,547  146,328  136,895
  Other  . . . . . . . . . . . .   29,158   26,331   23,404   23,670   24,778
  General and administrative       71,533   76,057   69,631   75,459   71,624
  Depreciation and amortization.   16,906   16,725   16,193   15,842   17,554
  Restructuring costs. . . . . .     -        -         943    5,177     -
  Trump Regency  . . . . . . . .     -       3,359   19,879   11,839     -
                                 --------  -------  ------- -------- --------
                                  294,998  300,828  263,597  278,315  250,851
                                 --------  -------  ------- -------- --------
  Income from operations           59,140   19,109   16,087   35,003   49,640
                                 --------  -------  ------- -------- --------
Net interest expense . . . . . .   31,988   33,128   33,363   31,356   39,889
Extraordinary (loss) gain            -        -        -     (38,205)   4,120
Net income (loss) (1). . . . . .   24,564  (10,591) (29,230) (35,787)   9,338

Balance Sheet Data:
Cash and cash equivalents. . . .  $11,627  $10,005  $10,474  $18,802   14,393
Property and equipment - net . .  321,391  316,595  306,834  300,266  293,141
Total assets . . . . . . . . . .  406,950  395,775  378,398  370,349  374,498
Total long-term debt - net (2)    273,411  247,048   33,326  249,723  395,948
Preferred Partnership Interest       -        -        -      58,092     -
Total capital. . . . . . . . . .   88,481   83,273   54,043   11,362  (54,710)

- --------------

(1) Net loss for the year ended December 31, 1990 includes income of $2.4 million resulting from the settlement of a lawsuit relating to a boxing match. Net loss for the year ended December 31, 1991 includes a $10.9 million charge associated with rejection of the Regency Lease and $4.0 million of costs associated with certain litigation. Net income for 1992 includes $1.5 million of costs associated with certain litigation. Net income for 1993 includes $3.9 million of costs associated with the Boardwalk Expansion Site.

(2) Long-term debt of $225 million at December 31, 1991 had been classified as a current liability.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

      The Company was incorporated on March 14, 1986 as a New Jersey Corporation, and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership. As part of a prepackaged plan of reorganization under chapter 11 of the U.S. Bankruptcy Code consummated on May 29, 1992, the Company became a partner of the Partnership and issued approximately three million Stock Units, each comprised of one share of Preferred Stock and one share of Common Stock. On June 25, 1993 the Company issued and the Partnership guaranteed $330,000,000 of Mortgage Notes (for net proceeds of $325,687,000) and Holding, issued 12,000 Units consisting of an aggregate of $60,000,000 of PIK Notes, together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. Holding has no other assets or business other than its 99% equity interest in the Partnership. The Company owns the remaining 1% interest in the Partnership. The combined proceeds of the Offerings, together with cash on hand, were used substantially as follows: (i) $225.0 million of such proceeds were used to repay the Partnership's Promissory Note to the Company in the principal amount of $225.0 million, which proceeds were then used by the Company to redeem the Bonds; (ii) $12.0 million was used to repay the Regency Note (see "Item 13. Certain Relationships and Related Transactions -- Trump Regency"); (iii) $40.0 million was distributed to the Company (which used such funds, together with $35.0 million from the Units Offering distributed to Trump and paid to the Company, to redeem its Stock Units); (iv) approximately $17.3 million was used to pay the expenses incurred in connection with the Offerings; and (v) approximately $52.5 million was used to make the Special Distribution to Trump, which was used by Trump primarily to pay certain personal indebtedness. No portion of the net proceeds was retained by Holding, the Company or the Partnership for working capital purposes.

      The financial information presented below reflects the results of operations of the Partnership. Since the Company and Holding have no business operations other than their interest in the Partnership, their results of operations are not discussed below.

Results Of Operations For The Years Ended December 31, 1993 and
1992

      Gaming revenues were $264.1 million for the year ended December 31, 1993, a decrease of $1.4 million or 0.5% from gaming revenues of $265.4 million in 1992. This decrease in gaming revenues consisted of a reduction in table games revenues, which was partially offset by an increase in slot revenues. These results were impacted by major snow storms during February and March, which severely restricted travel in the region. The decrease in revenues was also attributable, in part, to the revenues derived from "high roller" patrons from the Far East during 1992, which did not recur in 1993, due in part to the decision to de-emphasize marketing efforts directed at "high roller" patrons from the Far East and also to the effects of the adverse economic conditions in that region.

      Slot revenues were $170.5 million for the year ended December 31, 1993, an increase of $1.0 million or 0.6%, from slot revenues of $169.5 million in 1992. The Partnership elected to discontinue certain progressive slot jackpot programs thereby reversing certain accruals into revenues which had the effect of improving slot revenue by $4.1 million for the year ended December 31, 1992. Excluding the aforementioned adjustment, slot revenues would have resulted in a $5.0 million or 3.0% improvement over 1992. The Partnership believes that its improvement in slot revenues reflects its intensified slot marketing efforts directed towards patrons who tend to wager more per slot play and general growth in the industry. See "Business
- -- Business Strategy."

      Table games revenues were $93.6 million for the year ended December 31, 1993, a decrease of $2.3 million or 2.4% from table games revenues of $95.9 million in 1992. This decrease was primarily due to a reduction in table games drop (i.e., the dollar value of chips purchased) by 9.2% for the year ended December 31, 1993 from 1992, offset by an increase in the table games hold percentage to 14.9% (the percentage of table drop retained by the Partnership) for the year ended December 31, 1993 from 13.9% in 1992. The reduction in table game drop was due to the large dollar amounts wagered during 1992 by certain foreign customers.

      During the year ended December 31, 1993, gaming credit extended to customers was approximately 18.0% of overall table play. At December 31, 1993, gaming receivables amounted to approximately $16.0 million, with allowances for doubtful gaming receivables of approximately $10.4 million.

      Other revenues were $69.2 million for the year ended December 31, 1993, a decrease of $4.1 million or 5.6%, from other revenues (excluding revenues from Trump Regency) of $73.3 million in 1992. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The decrease in other revenues primarily reflects a $2.1 million adjustment to the outstanding gaming chip liability in 1992, (this amount had been offset in gaming cost and expenses with a specific reserve provision for casino uncollectible accounts receivable) as well as decreases in food and beverage revenues attendant to reduced levels of gaming activity, and reduced promotional allowances.

      Promotional allowances were $32.8 million for the year ended December 31, 1993, a decrease of $2.1 million or 5.9%, from promotional allowances of $34.9 million in 1992. This decrease is primarily attributable to a reduction in table gaming activity as well as the Partnership's focusing its marketing efforts during the period towards patrons who tend to wager more frequently and in larger denominations.

      Gaming costs and expenses were $136.9 million for the year ended December 31, 1993, a decrease of $9.4 million, or 6.4%, from gaming costs and expenses of $146.3 million in 1992. This decrease was primarily due to a $4.8 million decrease in gaming bad debt expense as well as decreased promotional and operating expenses and taxes associated with decreased levels of gaming activity and revenues from 1992.

      Other costs and expenses were $24.8 million for the year ended December 31, 1993 an increase of $1.1 million or 4.7%, from other costs and expenses of $23.7 million in 1992.

      General and administrative expenses were $71.6 million for the year ended December 31, 1993, a decrease of $3.8 million, or 5.1%, from general and administrative expenses of $75.5 million in 1992. This decrease resulted primarily from a $2.4 million real estate tax charge resulting from a reassessment by local authorities of prior years' property values incurred during 1992 and overall cost reductions related to cost containment efforts.

      Income from operations was $49.6 million for the year ended December 31, 1993, an increase of $7.0 million or 16.4% from income from operations (excluding the operations of Trump Regency and before restructuring costs) of $42.6 million for 1992. In addition to the items described above, 1993 costs and expenses were lower as a result of the absence of the Restructuring costs and the expenses associated with the Trump Regency which were incurred in 1992.

      Net interest expense was $39.9 million for the year ended
December 31, 1993, an increase of $8.5 million, or 27.2% from net interest expense of $31.4 million in 1992. This is attributable to the interest expense associated with the Offerings.

      Other non-operating expenses were $3.9 million for the year ended December 31, 1993, an increase of $2.4 million or 164.9% from non-operating expense of $1.5 million in 1992. This increase is directly attributable to costs associated with the Boardwalk Expansion Site. See "Note 7 to the Financials -- Commitments and Contingent Future Expansions."

      The Offerings resulted in an extraordinary gain of $4.1 million for the year ended December 31, 1993, which reflects the excess of carrying value of the Regency Hotel obligation over the amount of the settlement payment, net of related prepaid expenses. The Restructuring resulted in an extraordinary loss of $38.2 million for the year ended December 31, 1992 consisting of the effects of stating the Bonds and Preferred Stock issued at fair value and the write off of certain deferred financing charges and costs.

Results Of Operations For The Year Ended December 31, 1992 and
1991

      Gaming revenues were $265.4 million for the year ended December 31, 1992, an increase of $32.1 million, or 13.8%, from gaming revenues of $233.3 million in 1991. This increase in gaming revenues was primarily attributable to an increase in slot revenues which was partially offset by a decline in table game revenues.

      Slot revenues were $169.5 million for the year ended December 31, 1992, an increase of $35.1 million, or 26.1%, from slot revenues of $134.4 million in 1991. The Partnership believes that its improvement in slot revenues reflects its intensified slot marketing efforts directed towards patrons who tend to wager more per slot play and general growth in the industry. See "Business - Business Strategy". In addition, the Partnership elected to discontinue certain progressive slot jackpot programs, thereby reversing certain accruals into revenues which had the effect of improving slot revenue by $4.1 million for the year ended December 31, 1992.

      Table game revenues were $95.9 million for the year ended December 31, 1992, a decrease of $3.0 million, or 3.0%, from table game revenues of $98.9 million in 1991. While table game drop (i.e., the dollar value of chips purchased) increased 6.7% for the year ended December 31, 1992 from 1991, the decline in table game revenues was due to a decrease in the table game hold percentage (i.e., the percentage of table game drop retained by the Partnership) to 13.9% for the year ended December 31, 1992 from 15.3% in 1991. The reduction in table game hold percentage was due, in part, to the large dollar amounts wagered by a few patrons, whose individual success at the gaming tables had an impact on the overall table game hold percentage.

      During the year ended December 31, 1992, gaming credit extended to customers was approximately 27.8% of overall table play. At December 31, 1992, gaming receivables amounted to approximately $20.5 million, with allowances for doubtful gaming receivables of approximately $14.0 million.

      Other revenues (excluding revenues from Trump Regency) were $73.3 million for the year ended December 31, 1992, an increase of $6.9 million, or 10.4%, from other revenues of $66.4 million in 1991. Other revenues include revenues from rooms, food and beverage and miscellaneous items. This increase in other revenues primarily reflects increases in food and beverage revenues attendant to increased levels of gaming activity. In addition, the Partnership recognized $2.1 million in other revenues during the year ended December 31, 1992 as the result of the cancellation of outstanding chips to offset the debt of a patron who owed in excess of such amounts to the Partnership.
The revenue derived from such cancellation, however, was offset by an associated increase in bad debt expense in 1992.

      Promotional allowances were $34.9 million for the year ended December 31, 1992, an increase of $3.4 million, or 10.8%, from promotional allowances of $31.5 million in 1991. This increase is primarily attributable to the increase in gaming activity during the period.

      Gaming costs and expenses were $146.3 million for the year ended December 31, 1992, an increase of $12.8 million, or 9.6%, from gaming costs and expenses of $133.5 million in 1991. This increase was primarily due to increased promotional and operating expenses associated with increased slot revenues, increased taxes and increased regulatory expenses. Gaming costs and expenses also increased due to the $2.1 million increase in bad debt expense referred to above.

      Other costs and expenses were $23.7 million for the year ended December 31, 1992, an increase of $0.3 million, or 1.3%, from other costs and expenses of $23.4 million in 1991.

      General and administrative expenses were $75.5 million for the year ended December 31, 1992, an increase of $5.9 million, or 8.5%, from general and administrative expenses of $69.6 million in 1991. This increase resulted primarily from a $2.4 million increase in real estate taxes arising from a reassessment by local authorities of prior years property values, as well as increased property insurance and other costs associated with maintaining Trump Plaza.

      In connection with the Restructuring, the Partnership incurred $5.2 million of non-recurring costs for the year ended
December 31, 1992, comprised of professional fees and other costs and expenses of the Restructuring.

      Pursuant to the terms of the Restructuring, the Partnership ceased operating Trump Regency as of September 30, 1992. For the year ended December 31, 1992, the Partnership realized a net loss of $2.4 million from the operation of Trump Regency, compared to the net loss of $8.3 million in 1991. See "Certain Relationships and Related Transactions."

      Income from operations (excluding the operations of Trump Regency and before restructuring costs) was $42.6 million for the year ended December 31, 1992, an increase of $17.2 million, or 67.7%, from income from operations of $25.4 million in 1991.

      Net interest expense was $31.4 million for the year ended
December 31, 1992, a decrease of $2.0 million, or 6.0%, from net interest expense of $33.4 million in 1991.

      The Restructuring resulted in an extraordinary loss of $38.2 million for the year ended December 31, 1992, which reflects a $32.8 million accounting adjustment to carry the Bonds and Preferred Stock issued in the Restructuring on the Partnership's balance sheet at fair market value based upon then current rates of interest. The Partnership also wrote-off certain deferred financing charges and costs of $5.4 million.

      Net loss was $35.8 million for the year ended December 31, 1992, and increase of $6.6 million, or 22.6%, from the net loss of $29.2 million in 1991.

Liquidity and Capital Resources

      The Partnership. Cash flow from operating activities is the Partnership's principal source of liquidity. For the year ended December 31, 1993, net cash from operating activities was $18.5 million. On June 25, 1993, the date of consummation of the Offerings, the Partnership paid accrued interest on the Bonds. Interest on the Bonds was payable semi-annually on March 15 and September 15, while interest on the Mortgage Notes is payable semi-annually on each June 15 and December 15, commencing December 15, 1993. The decrease of $7.7 million in net cash provided by operating activities as compared to 1992 reflects the aforementioned changes in payments of accrued interest on the Bonds.

      Capital expenditures of $10.1 million for the year ended December 31, 1993 increased approximately $1.4 million from 1992, and was primarily due to the refurbishment of the casino floor (including new carpeting), the purchase of additional slot machines, the construction of an electronic graphic sign adjacent to the transportation facility and demolition and refurbishing costs associated with the Boardwalk Expansion Site. These expenditures were financed from funds generated from operations. The Boardwalk Expansion (as described below), may require additional borrowings. Capital expenditures for 1992, and 1991 were $8.6 million and $5.5 million, respectively. Previously, the Partnership provided for significant capital expenditures which concentrated on the construction of the Transportation Facility and the renovation of certain restaurants, hotel rooms and the hotel lobby. See "Business -- Facilities and Amenities."

      At December 31, 1993, the Partnership had a combined working capital deficit totalling $1.5 million, compared to a working capital deficit of $18.2 million at December 31, 1992.

      In 1993, the Partnership received the approval of the CCC, subject to certain conditions, for the Expansion of its hotel facilities on the Boardwalk Expansion Site upon which there is located an approximately 361-room hotel, which is closed to the public and in need of substantial renovation and repair. On June 25, 1993, the date the Offerings were consummated, Trump transferred title to the Boardwalk Expansion Site to a lender in exchange for a reduction in Trump's indebtedness to such lender in an amount equal to the sum of fair market value of the Boardwalk Expansion Site and all rent payments made to such lender by Trump under the Boardwalk Expansion Site Lease (as defined below). On the date the Offerings were consummated, the lender leased the Boardwalk Expansion Site to Trump for a term of five years, which expires on June 30, 1998, during which time
Trump will be obligated to pay the lender $260,000 per month in lease payments. In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and related expenses. In connection with the Offerings, the Partnership acquired a five-year option to purchase the Boardwalk Expansion Site.

      Until such time as the Option is exercised or expires, the Partnership will be obligated, from and after the date it entered into the Option, to pay the net expenses associated with the Boardwalk Expansion Site, including, without limitation, current real estate taxes (approximately $1.2 million per year based upon current assessed valuation), $66,000 per month until January 1,

1995 in respect of past due taxes and annual lease payments for the portion of the Boardwalk Expansion Site currently leased by the Partnership from a third party, which lease payments were $86,058 for 1993 and $83,500 for 1992, and increase annually based on the consumer price index. In addition, net expenses include the costs of demolishing certain structures situated on the Boardwalk
Expansion Site at a cost of approximately $1.5 million, the redemption in November 1993 of $496,000 in tax sale certificates issued to third parties and $100,000 in annual insurance expense.
Under the Option, the Partnership has the right to acquire the Boardwalk Expansion Site for a purchase price of $26.0 million through 1994, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. In addition, the Partnership has a right of first refusal upon any proposed sale of all or any portion of the Boardwalk Expansion Site during the term of the Option. Trump, individually, also has been granted by such lender a right of first refusal upon a proposed sale of all or any portion of the Boardwalk Expansion Site. Trump, has agreed with the Partnership that his right of first refusal will be subject to the Partnership's prior exercise of its right of first refusal (with any decision of the Partnership requiring the approval of the Independent Directors of the Company, acting as the managing general partner of the Partnership). Acquisition of the Boardwalk Expansion Site by the Partnership would under certain circumstances (provided there are no events of default under the Boardwalk Expansion Site Lease or the Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's obligation to such lender in full. Under the terms of the Option, if the Partnership defaults in making payments due under the Option, the Partnership would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by the Partnership pursuant to the Option during the term thereof and (b) the cost of demolition of all improvements then located on the Boardwalk Expansion Site.

      The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Option would be dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Mortgage Note Indenture and the PIK Note Indenture and requires the consent of certain of Trump's personal creditors. The Partnership's ability to develop the Boardwalk Expansion Site would be dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that it will be able to generate sufficient cash flow from operations. In addition, exercise of the Option or the right of first refusal requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise the Option or such right.
The CCC has required that the Partnership exercise the Option or its right of first refusal therein no later than July 1, 1995.

      Management has determined to build or refurbish rooms at the Boardwalk Expansion Site. As a result of such expansion, the Partnership will be permitted to increase Trump Plaza's casino floor space by 30,000 square feet. The Partnership plans to add approximately 10,000 square feet in April, 1994 with an additional 5,000 square feet in June, 1994 and 10,000 square feet planned to open in April, 1995. The 5,000 remaining allowable square feet will be added as patron demand warrants. The
Partnership has begun construction at such site pursuant to rights granted to the Partnership by the lender under the Boardwalk Expansion Site Lease. Pursuant to the terms of certain personal indebtedness of Trump, the Partnership is restricted from expending more than $15.0 million less any CRDA tax credits for improvements at the Boardwalk Expansion Site prior to such time as it exercises the Option. The Partnership has received approximately $294,000 in CRDA credit as of December
31, 1993. The Partnership's ability to exercise the Option will be restricted by, among other things, the Mortgage Note
Indenture, the PIK Note Indenture and the terms of certain indebtedness of Trump, and would require the approval of the CCC.
Management does not currently anticipate that it will be in a position to exercise the Option to acquire such site prior to 1995 due, in part, to limitations on its ability to incur additional indebtedness. If the Partnership is unable to finance the purchase price of the Boardwalk Expansion Site pursuant to the Option, any amounts expended with respect to the Boardwalk
Expansion Site, including payments under the Option and the Boardwalk Expansion Site lease, if assumed, and any improvements thereon would inure to the benefit of the owner of the Boardwalk
Expansion Site and not to the Partnership. In such event, the Partnership might have to close all or a portion of the expanded casino in order to comply with regulatory requirements, which could have a material adverse effect on the results of operations and financial condition of the Partnership. As of December 31, 1993, the Partnership had expended approximately $2.7 million in construction costs related to the Boardwalk Expansion Site.

      Pursuant to the terms of the Partnership Agreement, prior to amendment on June 25, 1993, the date of the consummation of the Offerings, which eliminated such distribution requirements, the Partnership was required to make certain periodic distributions to the Company and Trump sufficient to pay taxes attributable to distributions received from the Partnership, any amounts required to be paid to directors as fees or pursuant to indemnification obligations, premiums on directors' and officers' liability insurance and other reasonable general and administrative expenses. The Partnership was also required to distribute to the Company, to the extent of cash available therefrom, funds sufficient to enable the Company to pay dividends on, and the redemption price of its Stock Units. For the year ended December 31, 1993, such distributions were approximately $6.3 million.

      Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, the Partnership pays TPM each year an annual fee of $1.0 million in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under this Agreement, approximately $1.2 million was charged to expense for the year ended December 31, 1993.

      The Mortgage Note Indenture and the PIK Note Indenture restrict the ability of the Partnership to make distributions to its partners, including restrictions relating to the achievement of certain financial ratios. Subject to the satisfaction of these restrictions, the Partnership may make distributions to its partners with respect to their partnership interests.

      The Company. The Company's sole source of liquidity is, and will be, payments made by the Partnership in respect of the Partnership Note securing the Company's indebtedness, and distributions from the Partnership, if any, in respect of its Partnership interest.

      Holding. Holding has no business operations other than that associated with holding its partnership interest in the Partnership and as issuer of the PIK Notes and Warrants. Holding's sole source of liquidity is from distributions in respect of its interest in the Partnership. Prior to the Units Offering, Holding did not have any long-term or short-term indebtedness; upon consummation of the Units Offering on June 25, 1993, Holding issued $72.0 million of indebtedness comprised of $60.0 million of PIK Notes and $12.0 million of deferred warrant obligations. Holding's indebtedness will increase upon exercise of the Warrants and upon the issuance of additional PIK Notes in lieu of cash interest paid on the PIK Notes. On December 15, 1993, the Partnership elected to issue in lieu of cash, an additional $3.6 million in PIK Notes to satisfy its semi-annual PIK Note interest obligation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      An index to the financial statements and required financial statement schedules is set forth at Item 14.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.

      None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

Management

      Prior to the merger of TP/GP into the Company, management of the affairs of the Partnership was vested in TP/GP. As of June 18, 1993, the date of such merger, the Company became the managing partner of the Partnership. As of such date, the Company was granted full authority to do all things deemed necessary or desirable of the operations, business and affairs of the Partnership.

      As currently constituted, the Board of Directors of the Company consists of Messrs. Trump, Nicholas L. Ribis, Jay Kramer and Don M. Thomas. As currently constituted, the board of directors of Holding Inc. consists of Messrs. Trump, Ribis, Ernest E. East, Kramer and Thomas. In addition, Holding Inc. acts as the managing partner of Holding. Trump is currently the sole beneficial owner of the Partnership, the Company, Holding and Holding Inc.

      Pursuant to the PIK Notes Indenture and the Mortgage Notes Indenture, the Company and Holding Inc. are each required to have at least two Independent Directors (as such term is defined by the American Stock Exchange, Inc.). The prior approval of the majority of the Company's Independent Directors will be required before the Partnership can engage in certain affiliate transactions.

      Set forth below, are the names, ages, positions and offices held with the Company, Holding and the Partnership and a brief account of the business experience during the past five years of each member of the Board of Directors and the executive officers of the Company, Holding and the Partnership.

      Donald J. Trump - Mr. Trump, 47 years old, has been a general partner of the Partnership and a 100% shareholder, director, Chairman of the Board of Directors, President and Treasurer of the Company, the managing general partner of the Partnership. Prior to the consummation of the Offerings, Trump was a 50% shareholder, director, Chairman of the Board of Directors, President and Treasurer of TP/GP. Trump was President and sole director of the Company from May 1986 to May 1992; and Chairman of the executive committee and President of the Partnership from May 1986 to May 1992. Trump has been Chairman of the Board of Partner Representatives of Trump's Castle Associates, the partnership that owns Trump's Castle ("TCA"), since May 1992; and was Chairman of the executive committee of

TCA, from June 1985 to May 1992. Trump was Chairman of the executive committee of Trump Taj Mahal Associates, the partnership that owns the Taj Mahal ("TTMA"), from June 1988 to October 1991; and has been Chairman of the board of directors of the managing general partner of TTMA since October 1991; President and sole director of Trump Boardwalk since May 1986; and President of the Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the board of directors of Alexander's Inc. from 1987 to March 1992.

      Nicholas L. Ribis - Mr. Ribis, 49 years old, has been the Chief Executive Officer of the Partnership since February 1991 and a member of the Executive Committee of the Partnership from April 1991 to May 29, 1992 and was a director and Vice President of TP/GP from May 1992 until its merger into the Company in June 1993. Mr. Ribis serves as the Chairman of the Atlantic City Casino Association. He has also been Chief Executive Officer of TCA and TTMA since March 1991; member of the executive committee of TCA from April 1991 to May 1992; member of the Board of Partner Representatives of TCA since May 1992; member of the executive committee of TTMA from April 1991 to October 1991; and member of the board of directors of the managing general partner of TTMA since October 1991. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and since February 1991, is Counsel to, the law firm of Ribis, Graham & Curtin, which serves as New Jersey legal counsel to all of the above-named companies, and certain of their affiliated entities, including the Company.

      Kevin DeSanctis - Mr. DeSanctis, 41 years old, was President of the Company from March 1991 until March 7, 1994 and was Chief Financial Officer of the Company from May to July 1992. Mr. DeSanctis was a director of TP/GP from May 29, 1992 until TP/GP's merger into the Company in June 1993 and has been President and Chief Operating Officer of the Partnership since March 1991. From August 1989 to February 1991, Mr. DeSanctis served as Vice President of Casino Operations of the Mirage Hotel and Casino in Las Vegas, Nevada. Mr. DeSanctis previously served as Vice President of Casino Operations of the Golden Nugget Hotel and Casino from April 1989 to August 1989; Senior Vice President of Casino Operations of Clark Management Company (d/b/a Dunes Hotel/Casino) from January 1988 to April 1989; Senior Vice President/Director of Casino Operations of the Aladdin Hotel & Casino from March 1987 to November 1987; Vice President/Director of Casino Operations of the Flamingo Hilton from January 1986 to February 1987 and in various other positions within the Las Vegas gaming industry prior thereto.

      William Velardo - Mr. Velardo, 39 years old, has been the acting Chief Operating Officer of the Company since March 7, 1994 and, prior thereto, was Vice President of Casino Operations of the Partnership since May 1991. Mr. Velardo served as an Administrative Assistant of the Partnership from March 1991 until receiving licensure in the position of Vice President of Casino Operations. From November 1989 to March 1991, Mr. Velardo served as Casino Manager at the Mirage Hotel and Casino in Las Vegas. Prior to his position at the Mirage, Mr. Velardo served in a variety of casino management positions for over 13 years, 11 of which were with Caesars Palace and Caesars Tahoe.

      Ernest E. East - Mr. East, 51 years old, was Secretary of TP/GP from May 1992 until its merger into the Company in June 1993 and has been Secretary of the Company since July 1992; Senior Vice President-Administrative and Corporate Affairs of the Partnership since July 1991; and Senior Vice President-Administrative and Corporate Affairs of TCA and TTMA since July 1991; member of the Board of Partner Representatives of TCA since May 1992; member of the board of directors of the managing general partner of TTMA since October 1991. Mr. East was formerly the Vice President-General Counsel of the Del Webb Corporation from January 1984 through June 1991.

      Jay Kramer - Mr. Kramer, 76 years old, is an attorney and labor relations specialist. Mr. Kramer was a Commissioner and Chairman of the New York Sate Labor Relations Board from 1954 through 1976, under five governors. Mr. Kramer was a director of TP/GP until its merger into the Company in June 1993 and has been a director of the Company since June 1993. Mr. Kramer served as a member of the Audit Committee of TTMA from July 1990 through October 1991, and as a member of the Audit Committee of TCA and the Partnership from August 1986 through May 1992. In 1981 and 1982, Mr. Kramer served as director, audit committee member and sole stockholder of Claridge Management Corporation, an entity formed to act as the managing general partner of Claridge Casino pending the licensing of the owner of such casino by the CCC.
Mr. Kramer has been the impartial chairman (the automatic arbitrator of all disputes) in many industries, including the National Building Trade Congress, the fur industry, the pharmaceuticals industry, the deep sea tanker industry, Three Mile Island and numerous others.

      Don M. Thomas - Mr. Thomas, 62 years old, has been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the Acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984. From 1974 through 1980, Mr. Thomas served as Vice President, General Counsel of the National Urban League. From

1966 through 1974, Mr. Thomas served in various capacities with Chrysler Corporation rising to the level of President-Auto Dealerships. Mr. Thomas was an attorney with American Airlines from 1957 through 1966. Mr. Thomas was a director of TP/GP until its merger into the Company in June 1993 and has been a director of the Company since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

      Mitchell G. Etess - Mr. Etess, 36 years old, has been Senior Vice President of Marketing of the Partnership since December 1991 and Advertising Manager and Public Relations Manager of the Partnership's predecessor from December 1988 to December 1991. From January 1988 to December 1988, Mr. Etess was a vice president of the advertising agency of Gordon, Etess & Associates in Pinehurst, North Carolina. Mr. Etess was General Manager of the Holly Inn in Pinehurst, North Carolina from November 1986 to November 1987; Associate Manager of Club Corp. of America in Traverse City, Michigan from May 1986 to November 1986, and Manager of Grossinger's Hotel in New York from February 1985 to November 1985.

      Francis X. McCarthy, Jr. - Mr. McCarthy, 41 years old, was Vice President of Finance and Accounting of TP/GP from October 1992 until June 1993, the date of TP/GP's merger into the Company, and has been Senior Vice President of Finance and Administration of the Partnership since August 1990; Chief Accounting Officer of the Company since May 1992; Vice President and Chief Financial Officer of the Company since July 1992 and Assistant Treasurer of the Company since March 1991. Mr. McCarthy previously served in a variety of financial positions for Greater-Bay Hotel and Casino, Inc. from June 1980 through August 1990.

      John P. Burke - Mr. Burke, 46 years old, has been corporate treasurer of the Partnership since October 1991; corporate treasurer of TCA since October 1991; Vice President of The Trump Organization since September 1990; and member of the board of directors of TTMA since October 1991. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. From May 1980 through April 1989, Mr. Burke was Executive Vice President and Chief Financial Officer of Tamco Enterprises, Inc.

      Robert M. Pickus - Mr. Pickus, 38 years old, has been Vice President and General Counsel of the Partnership since December 1993 and was Senior Vice President and General Counsel of TCA, Secretary of Trump's Castle Funding, Inc. from June 1988 until December 1993 and General Counsel of TCA from June 1985 to June 1988. Mr. Pickus was also Secretary of Trump's Castle Hotel &

Casino, Inc., an entity beneficially owned by Trump, from October
1991 until December 1993.

      Patricia M. Wild - Ms. Wild, 41 years old, was Assistant Secretary of the Company and Vice President and General Counsel of the Partnership from February 1991 until December 1993; Vice President and General Counsel of the Company from July 1992 until December 1993; and Associate General Counsel of the Partnership from May 1989 through January 1991. From December 1986 to April 1989, Ms. Wild served as a Deputy Attorney General on the Environmental Prosecutions Task Force of the New Jersey Department of Law and Public Safety, Division of Criminal Justice. From April 1983 to December 1986, Ms. Wild served as Deputy Attorney General with the New Jersey Division of Gaming Enforcement.

      All of the persons listed above have been qualified or licensed by the CCC.

      The employees of the Partnership serve at the pleasure of the Company, the managing general partner of the Partnership, subject to any contractual rights contained in any employment agreement. The officers of the Company serve at the pleasure of the Board of Directors of the Company. The officers of Holding Inc. serve at the pleasure of the board of directors of that company.

      Donald J. Trump, Nicholas L. Ribis and Ernest E. East served as either executive officers and/or directors of TTMA and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Donald J. Trump, Nicholas
L. Ribis, Ernest E. East and John P. Burke also served as executive committee members, officers, and/or directors of TCA and its affiliated entities, at the time such parties filed a petition for reorganization under chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and declared effective on May 29, 1992. Donald J. Trump, Nicholas L. Ribis, Ernest E. East and John P. Burke served as either executive officers and/or directors of the Partnership and its affiliated entities when such parties filed their petition for reorganization under chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under chapter 11 of the Bankruptcy Code on

November 2, 1992. The plan of reorganization for Plaza Operating Partners Ltd. was confirmed on December 11, 1992 and declared effective in January 1993. John P. Burke was Executive Vice President and Chief Administrative Officer of Imperial Corporation of America ("Imperial"), a thrift holding company whose major subsidiary, Imperial Savings, was seized by the Resolution Trust Corporation in February 1990. Subsequently, in February 1990, Imperial filed a petition for reorganization under chapter 11 of the Bankruptcy Code.


ITEM 11.  EXECUTIVE COMPENSATION.

Compensation

      Holding, the Company and the Partnership do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

      The following table sets forth compensation paid or accrued during the years ended December 31, 1993, 1992 and 1991 to the Chief Executive Officer and each of the four most highly compensated executive officers of the Partnership whose cash compensation, including bonuses and deferred compensation, exceeded $100,000 for the year ended December 31, 1993.
Executive Officers of the Company do not receive any additional compensation for serving in such capacity. Compensation accrued during one year and paid in another is recorded under the year of accrual. Information relating to long-term compensation is inapplicable and has therefore been omitted from the table.

                           Summary Compensation Table


Name and                                             Other
Principal                                            Annual         All Other
Position                   Year   Salary   Bonus Compensation(1) Compensation(2)
- ---------                  ----   ------    ---- --------------- ---------------
Nicholas L. Ribis(3) ..... 1993   $225,000  $250,000   $380,500             --
Chief Executive Officer    1992    300,000   300,000    256,000             --
                           1991    225,000   175,000    313,228             --

Kevin DeSanctis(4)........ 1993    559,753   178,000    118,000        $   4,497
Chief Operating            1992    410,890   160,000     72,372            4,364
Officer                    1991    314,153   100,000       --              4,238

Francis X.McCarthy, Jr.... 1993    189,069    90,000       --              3,781
Senior Vice President      1992    170,618    50,000       --              1,651
Finance and Administration 1991    148,962       142       --                738

William Velardo (5)....... 1993    187,607    75,000       --              3,598
Vice President             1992    170,216    50,000       --              3,405
of Casino Operations       1991    124,033       142       --              2,295

Mitchell G. Etess......... 1993    171,964    75,000       --              3,213
Senior Vice President      1992    153,765    50,000       --              2,307
of Marketing               1991    129,631       142       --              1,927


- -----------


  (1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and director's fees. Following SEC rules, perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total of salary and bonus for that officer.

  (2) Represents vested and unvested contributions made by the Partnership under the Trump Plaza Hotel and Casino Retirement Savings Plan. Funds accumulated for an employee, which consist of a certain percentage of the employee's compensation plus Partnership contributions equalling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

  (3) Mr. Ribis devotes approximately one-third of his professional time to the affairs of the Partnership. Mr. Ribis is also employed as the chief executive officer of the Other Trump Casinos; his compensation from the Other Trump Casinos is not included in the table.

  (4) Mr. DeSanctis resigned from all of his positions with the Company on March 7, 1994.

  (5) Mr. Velardo has been serving as acting Chief Operating Officer since March 7, 1994.

Employment Agreements

       The Partnership has an employment agreement with Nicholas
L. Ribis pursuant to which Mr. Ribis acts as Chief Executive Officer of the Partnership. The agreement, which expires in September 1996, provides for an annual salary of $550,000. The salary increases by ten percent for each of the second and third years of the agreement. Upon execution of the employment agreement, Mr. Ribis received a $250,000 signing bonus. In the event the Partnership, or any entity which acquires substantially all of the equity interests or assets of the Partnership, proposes to engage in an offering of common shares to the public, the Partnership and Mr. Ribis have agreed to negotiate new compensation arrangements which shall include equity participation for Mr. Ribis. Mr. Ribis is also chief executive officer of TTMA and TCA, the partnerships that own the Other Trump Casinos, and receives compensation from such entities for such services. Mr. Ribis devotes approximately one-third of his professional time to the affairs of the Partnership. All other executive officers of the Partnership, except Messrs. East and Burke, devote substantially all of their time to the business of the Partnership.

       The Partnership had an employment agreement with Kevin DeSanctis, former President and Chief Operating Officer of Trump Plaza. The agreement was terminated upon the resignation of Mr. DeSanctis. Mr. DeSanctis received $205,000 of salary in 1994.

       The Partnership has an employment agreement with Ernest E. East, Esq., who is Senior Vice President of Administration and Corporate Affairs of the Partnership. The agreement, which expires in June 1995, provides for an annual salary of $100,000. Mr. East also has similar employment agreements with each of TTMA and TCA. Mr. East devotes approximately one-third of his professional time to the affairs of the Partnership.

       The Partnership had an employment agreement with William Velardo, who until March 7, 1994 was the Vice President of Casino Operations of the Partnership. That agreement expired on March 12, 1994. The Partnership has not yet negotiated a separate employment agreement with Mr. Velardo, who, as of March 7, 1994, has been the acting Chief Operating Officer of the Company.

     The Partnership has a severance agreement with Robert M. Pickus, Esq., who is the Vice President/General Counsel of the Partnership. The agreement provides that upon Mr. Pickus' termination other than for cause (as defined in the agreement) or loss of his casino key employee license from CCC, the Partnership will pay Mr. Pickus a severance payment equal to the amount of his salary at its then current rate for a period of one year, which is anticipated to be in excess of $150,000.

       All of the above agreements provide for discretionary bonuses and/or signing bonuses.

Compensation of Directors

       Each director of the Company, receives an annual fee of $50,000 and $2,000 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board of Directors of the Company. Each director of TP/GP, other than Trump, received an annual fee of $50,000 and $2,000 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the board of directors of TP/GP. In addition, each member of the TP/GP Audit Committee received a fee of $1,500 for each meeting attended.

       Upon consummation of the PIK Notes Offerings, all members of the board of directors of Holding Inc., other than Trump, received an annual fee of $50,000 and a fee of $2,000 per meeting attended, plus reasonable out-of-pocket expenses incurred in attending any meeting of the Board. Such fees were paid to persons who also act as officers or employees of the Partnership.

Compensation Committee Interlocks and Insider Participation

       Holding does not have a compensation committee and its officers serve without separate compensation.

       In general, the compensation of executive officers of the Partnership is determined by the Board of Directors of the Company, composed of Donald J. Trump, Nicholas L. Ribis, Jay Kramer and Don M. Thomas. The compensation of Nicholas L. Ribis and Kevin DeSanctis is set forth in their employment agreements with the Partnership, pursuant to which the Partnership has delegated the responsibility over certain matters, such as bonuses, to Trump. See "Employment Agreements" above. No officer or employee of Trump Plaza, other than Messrs. Ribis and DeSanctis, who serve on the Board of Directors of the Company, participated in the deliberations of the Board of Directors of the Company concerning executive compensation. Executive officers of the Company do not receive any additional compensation for serving in such capacity.

       The SEC requires issuers to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, East and Burke, executive officers of the Partnership, have served on the board of directors of other entities in which members of the Board of Directors of the Company and TP/GP (namely, Messrs. Trump and Ribis) served and continue to serve as executive officers. Management believes that such relationships have not affected the compensation decisions made by the Board of Directors of the Company and TP/GP in the last fiscal year.

       Messrs. Ribis, East and Burke serve on the board of directors of Taj Mahal Holding Corp., which holds an indirect equity interest in TTMA, the partnership that owns the Taj Mahal, of which Messrs. Trump and Ribis are executive officers. Such persons also serve on the board of directors of TM/GP Corporation (a subsidiary of Taj Mahal Holding Corp.), the managing general partner of TTMA, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by TTMA for his services as its chief executive officer; Mr. East is compensated by TTMA for his services as its vice president.

       Mr. Ribis also serves on the board of directors of Trump Taj Mahal Realty Corp. ("Taj Realty Corp."), which leases certain real property to TTMA, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Taj Realty Corp. Mr. East also serves on the Board of Partner Representatives of TCA, the partnership that owns Trump's Castle, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis receives compensation from TCA for acting as its chief executive officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

       Trump has owned 100% of the Common Stock since June 25,
1993. Trump has sole voting and investment power regarding the Common Stock owned by him.

       In connection with the PIK Note Offering which was consummated on June 25, 1993, TP/GP was merged with and into the Company, and the Company became the managing general partner of the Partnership. Trump contributed his interest in the Partnership to Holding, which is beneficially-owned by Trump. Since such date, the Company and Holding have been the sole partners in the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS
          AND RELATED TRANSACTIONS.

       Although the Partnership has not fully considered all of the areas in which it intends to engage in transactions with affiliates of the partners, it is free to do so, subject to certain restrictions. Payments to affiliates in connection with any such transactions are governed by the provisions of the Mortgage Note Indenture and the PIK Note Indenture which generally require that such transactions be on terms as favorable to the Partnership as would be obtainable from an unaffiliated party, and requires the approval of a majority of the Independent Directors of the Company for certain affiliated transactions.

       The Partnership has engaged in some limited intercompany transactions with TCA and TTMA. The Partnership utilized TCA's print shop operations (until it closed in February 1991) and utilized its fleet maintenance and limousine services until April 1991. The Partnership paid TCA approximately $317,000 in 1991 and paid to TTMA approximately $1,000, $242,000 and $0 in 1993, 1992 and 1991, respectively, for fleet maintenance and limousine services. In the future the Partnership may be required to make payments to TTMA for the continued use of its limousine bays. Payments made by the Partnership to TCA for services provided by its print shop approximated $4,000 in 1991. The Partnership also has joint property insurance coverage with TCA and TTMA for which the annual premium paid by the Partnership was $251,000 for the twelve months ended May 1993.

       The Partnership also leases from TTMA certain office facilities located in Pleasantville, New Jersey. In 1993, 1992 and 1991, lease payments by the Partnership to TTMA totalled approximately $30,000, $138,000 and $98,000, respectively, and to TCA (the former owner of such facility) totalled approximately $42,000 in 1991. In 1990, lease payments for such leases to TCA totalled approximately $135,000. Such lease terminated on March 19, 1993, and the Partnership vacated the premises. Through February 1, 1993, the Partnership also leased from Trump approximately 120 parking spaces at the Penthouse Site for approximately $5.50 per parking space per day, with payments under such arrangement for the year ended December 31, 1993 and December 31, 1992 totalling $21,000 and $227,000 respectively.

       The Partnership also leased portions of its warehouse facility located in Egg Harbor Township, New Jersey to TTMA until 1991. Lease payments by TTMA to the Partnership totalled $46,000 and $23,000 in 1991 and 1990, respectively. The Partnership also leased such warehouse to TCA until January 31, 1994; lease payments by TCA to the Partnership totalled $15,000, $14,000, and $18,000 in 1993, 1992 and 1991, respectively.

       Until January 1991, Helicopter Air Services, Inc. (d/b/a Trump Air) ("Trump Air"), a Delaware corporation wholly-owned by Trump, provided regularly scheduled helicopter services to the public between New York City and Atlantic City. In addition, the Partnership provided complimentary carriage to certain patrons of Trump Plaza on an Aerospatiale Super Puma helicopter that was operated by Trump Air and owned by another corporation that is wholly-owned by Trump. Trump Air was reimbursed by the Partnership for its actual costs and expenses incurred in rendering helicopter services provided by the Super Puma. All other helicopter services provided by Trump Air to patrons of Trump Plaza were paid for by the Partnership at Trump Air's prevailing ticket rates. In 1990, the Partnership paid Trump Air approximately $231,000 for air services provided to patrons of Trump Plaza.

       Trump and Trump Boardwalk collectively own 100% of the interests in Seashore Four. Seashore Four is the fee owner of a parcel of land constituting a portion of the Casino Parcel, which it leases to the Partnership pursuant to the SFA Lease, a long-term, triple-net lease. Seashore Four was assigned the lessor's interest in the existing SFA Lease in connection with its acquisition of fee title to such parcel from a non-affiliated third party in November 1983. The SFA Lease was entered into by the Partnership with such third party on an arm's-length basis. The Partnership recorded rental expenses of approximately $900,000, $900,000 and $900,000 in 1993, 1992 and 1991,
respectively, concerning rent owed to Seashore Four.

       Trump and Trump Seashore Associates, Inc. collectively own 100% of the interests in Trump Seashore Associates ("Trump Seashore"). Trump Seashore is the fee owner of a parcel of land constituting a portion of the Casino Parcel, which it leases to the Partnership pursuant to the Trump Seashore Lease, a long-term, triple-net lease. In July 1988, Trump Seashore exercised a $10 million option to purchase the fee title to such parcel from a non-affiliated third party. In connection therewith, Trump Seashore was assigned the lessors' interest in the Trump Seashore Lease, which interest has, however, been transferred to UST. See "Properties." The Partnership paid rental payments to Trump Seashore of approximately $1.0 million, $1.0 million and $1.1 million in 1993, 1992 and 1991, respectively.

       The Partnership has separately agreed to reimburse Trump for any payments which he may make under (i) a note (the "Harrah's Note") for which Trump and the Partnership are co-makers and which constitutes part of the redemption price for Harrah's Atlantic City, Inc.'s ("HAC") prior interests in the Partnership and Seashore Four, which were redeemed in 1986, pursuant to a Redemption Agreement dated as of March 11, 1986; and (ii) his or Trump Boardwalk's indemnity of HAC under the Redemption Agreement, insofar as it relates to the Partnership. Trump and Trump Boardwalk have agreed to assign to the Partnership any payment either receives pursuant to HAC's and The Promus Companies Incorporated's (HAC's parent corporation) indemnity, insofar as it relates to the Partnership. The Harrah's Note was repaid on May 16, 1993.

       Prior to the consummation of the Offerings, the board of directors of TP/GP authorized the Partnership to lease, on a per diem basis, certain real property in Florida owned by Trump, known as "Mar-a-lago," to entertain certain patrons of Trump Plaza. To date, the Partnership has not leased Mar-a-lago, and the Partnership currently has no specific plans to lease Mar-a-lago in the future; nevertheless, the Partnership may enter into such arrangements in the future.

       In May of 1991, the Partnership entered into a lease with Atlantic City Explorers Club of which Hugh B. McCluskey, a former partner of the law firm of Ribis, Graham & Curtin, is President, whereby the Partnership leased certain property in Atlantic City for $60,000.00 per annum. Nicholas L. Ribis, the Chief Executive Officer of the Partnership, is Of Counsel to such law firm. The lease was terminated in January 1993.

       Trump Regency. In June 1989, Trump Crystal Tower Associates Limited Partnership, a New Jersey limited partnership wholly-owned by Trump, acquired from Elsinore Shore Associates all of the assets constituting the former Atlantis casino hotel, which is located on The Boardwalk adjacent to the Atlantic City Convention Center on the opposite side from Trump Plaza. Prior to such acquisition, all of the Atlantis' gaming operations were discontinued. The facility was renamed the Trump Regency Hotel and leased to the Partnership, which operated it solely as a non-casino hotel. As part of the Restructuring, the lease was terminated and the Partnership issued to Chemical Bank ("Chemical"), the assignee of rents payable under such lease, a promissory note in the original principal amount of $17.5 million (the "Regency Note"). At such time, title to the Trump Regency was transferred by Trump to ACFH Inc. ("ACFH"), a wholly owned subsidiary of Chemical. Since that time, the Trump Regency has been operated by ACFH as a non-casino hotel. The Partnership repaid the Regency Note with a portion of the proceeds of the Offerings.

       In December 1993, Trump entered into an option agreement (the "Chemical Option Agreement") with Chemical and ACFH. The Chemical Option Agreement grants to Trump an option to purchase
(i) the Trump Regency (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Trump Plaza. As of December 31, 1993, the aggregate amount owed by Trump and his affiliates under the Chemical Notes (none of which constitutes an obligation of Plaza Associates) was approximately $65 million.

       The aggregate purchase price payable for the assets subject to the Chemical Option Agreement is $80 million. Under the terms of the Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. The option expires on May 6, 1994, provided that the option may be extended until June 30, 1994 by the payment of an additional $250,000 on or before that date. The $1 million payment (and the $250,000 payment, if made) may be credited against the $80 million purchase price. The Chemical Option Agreement does not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all, of such assets.

       In connection with the execution of the Chemical Option Agreement, Trump agreed with the Partnership that, if Trump is able to acquire the Trump Regency pursuant to the exercise of the option, he would make the Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that Trump Plaza would not be required to pay any additional consideration to Trump in connection with any assignment of the option to purchase the Trump Regency to the Partnership. In consideration of the foregoing agreements, the Partnership agreed to make the $1 million option payment to Chemical (subject to refund by Trump if the option is terminated as a result of certain specified events). On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, and the payment was made on that date.

       Boardwalk Expansion Site. On February 2, 1993, the Partnership acquired the Option from Trump to enter into a long-term lease of the Boardwalk Expansion Site, on which the partially constructed Penthouse Hotel is located. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

       The portion of the Boardwalk Expansion Site owned by Trump (which constitutes substantially all of the Boardwalk Expansion
Site) is encumbered by a mortgage securing a loan with a balance of approximately $52.0 million of principal and accrued interest. In June 1993 Trump and the lender which holds such mortgage negotiated the terms of a restructuring of such loan. In connection with such restructuring Trump transferred title to the property to such lender, on the date the Offerings are consummated, entered into the Boardwalk Expansion Site Lease.
The Boardwalk Expansion Site Lease has a term of five years during which time Trump will be obligated to pay the lender $260,000 per month in lease payments. In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and the obligation to make some or all of the payments thereunder subject to certain limitations, including regulatory approval and the satisfaction of the conditions set forth in the Mortgage Note Indenture and the PIK Note Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." In connection with the Offerings, the Partnership acquired the Option to purchase the Boardwalk Expansion Site. Until such time as the Option is exercised or expires, the Partnership will be obligated to pay the net expenses associated with the Boardwalk Expansion Site. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

       Under the Option, the Partnership has the right to purchase the Boardwalk Expansion Site for a purchase price of $26.0 million through 1994, increasing by $1.0 million annually thereafter until 1998, in consideration of which the Partnership will pay certain expenses of the Boardwalk Expansion Site, including annual lease payments for the portion of the Boardwalk Expansion Site currently leased by Trump from a third party, which lease payments were $86,058 for 1993 and $83,500 for 1992 and increase annually based on the consumer price index, as well as current real estate taxes (approximately $1.2 million per year based upon current assessed valuation). See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources." Acquisition of the Boardwalk Expansion Site by the Partnership would under certain circumstances (provided there are no events of default under the Boardwalk Expansion Site Lease or the Option and provided that certain other events had not theretofore or do not thereafter occur) discharge Trump's obligation to such lender in full. Management believes that the Boardwalk Expansion Site will be useful to the operation of Trump Plaza as the site of the future expansion of the Partnership's hotel operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Possible Expansion Sites."

Services Agreement

       On June 24, 1993, The Partnership and Trump Plaza Management Corp. ("TPM") entered into an Amended and Restated Services agreement (the "Services Agreement") pursuant to which TPM is required to provide to the Partnership, from time to time when reasonably requested, consulting services on a non-exclusive basis, relating to marketing, advertising, promotional and other similar and related services (the "Services") with respect to the business and operations of the Partnership. In addition, the Services Agreement contains a non-exclusive "license" of the "Trump" name. TPM is not required to devote any prescribed amount of time to the performance of its duties. In consideration for the Services, the Partnership pays TPM an annual fee of $1.0 million in equal monthly installments. In addition to such annual fee, the Partnership reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement. The Partnership paid TPM $1,247,000 and $708,000 in 1993 and 1992, respectively, for the Services. Pursuant to the Services Agreement, the Partnership will agree to hold TPM, its officers, directors and employees harmless from and against any loss arising out of or in connection with the performance of the Services and to hold Trump harmless from and against any loss arising out of the license of the "Trump" name.

Indemnification Agreements

       The directors of the Company and the directors of TP/GP (other than Trump) serving prior to the Offerings have entered into separate indemnification agreements with the Partnership pursuant to which such persons are afforded the full benefits of the indemnification provisions of the Partnership Agreement. The Partnership has also entered into an Indemnification Trust Agreement with an Indemnification Trustee (the "Trust Agreement") pursuant to which the sum $100,000 has been deposited by the Partnership with the Indemnification Trustee for the benefit of the directors of the Company and the Class B Directors of TP/GP serving prior to the Offerings to provide a source for indemnification for such persons if the Partnership, the Company or TP/GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The Trust Agreement also provides that the directors of the Company and TP/GP (other than Trump) serving prior to the Offerings, under certain circumstances, are entitled to request that the lender under the Working Capital Facility deposit funds with the Indemnification Trustee for distribution to such persons in the event that they are entitled to indemnification for the Company, the Partnership or TP/GP and such indemnity is not provided. Not more than $200,000 per director (or an aggregate of $1.0 million) may be drawn down for such purpose; the Partnership is obligated to repay all such amounts. In connection with the Offerings, the Indemnification Agreements with the directors of the Company and the Class B Directors of TP/GP were amended to provide that (i) the Working Capital Facility would not be terminated or amended in a manner adverse to such directors unless prior thereto there is deposited an additional aggregate amount of $600,000 in the Indemnification Trust Fund for the benefit of such directors, and
(ii) the Partnership would maintain directors' and officers' insurance covering such persons during the term of the Indemnification Agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, the Partnership could, in lieu of obtaining such insurance, annually deposit an amount in the Indemnification Trust Fund equal to $500,000 for the benefit of such directors; provided, further, that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Since the Working Capital Facility was terminated upon consummation of the Offerings, the Partnership deposited $600,000 in the Indemnification Trust Fund in June 1993.

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K.


   (a) Financial Statements. See the Index immediately following the signature page.


   (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the last quarter of the year ended December 31, 1993.


   (c)      Exhibits.

Exhibit No.                  Exhibit
- -----------                  -------

3.1 Amended and Restated Certificate of Incorporation of the Company. (1)

3.1.1 Form of Second Amended and Restated Certificate of Incorporation of the Company. (8)

3.2            Amended and Restated By-Laws of the Company. (1)

3.3 Amended and Restated Certificate of Incorporation of TP/GP. (1)

3.4            Amended and Restated By-Laws of TP/GP. (1)

3.5            Certificate of Incorporation of Holding Inc. (8)

3.6            By-Laws of Holding. (8)

3.7 Second Amended and Restated Partnership Agreement of the Partnership. (9)

3.8            Partnership Agreement of Holding. (8)

3.8.1          Amendment No. 1 to the Partnership Agreement of
               Holding. (8)

3.9 Agreement and Plan of Merger between TP/GP and the Company. (8)

4.1 Mortgage Note Indenture, among the Company, as issuer, the Partnership, as guarantor, and the Mortgage Note Trustee, as trustee. (9)

4.2 Indenture of Mortgage, between the Partnership, as Mortgagor, and the Company, as Mortgagee. (9)

4.3 Assignment Agreement between the Company and the Mortgage Note Trustee. (9)

4.4            Assignment of Operating Assets from the
               Partnership to the Company. (9)

4.5            Assignment of Leases and Rents from the
               Partnership to the Company. (9)

4.6 Indenture of Mortgage between the Partnership and the Mortgage Note Trustee (the Guarantee
               Mortgage). (9)

4.7            Assignment of Leases and Rents from the
               Partnership to the Mortgage Note Trustee. (9)

4.8            Assignment of Operating Assets from the
               Partnership to the Mortgage Note Trustee. (9)

4.9            Partnership Note. (9)

4.10           Mortgage Note (included in Exhibit 4.1). (9)

4.11 Pledge Agreement of the Company in favor and for the benefit of the Trustee. (9)

4.12           Indenture between Holding, as Issuer, and the PIK
               Note Trustee, as trustee. (9)

4.13           PIK Note (included in Exhibit 4.12). (9)

4.14           Warrant Agreement. (8)

4.15           Warrant (included in Exhibit 4.14). (8)

4.16 Pledge Agreement of Holding in favor and for the benefit of the PIK Note Trustee. (8)

10.10 Agreement of Lease, dated as of July 1, 1980, by and between SSG Enterprises, as Lessor and Atlantic City Seashore 2, Inc., as Lessee, as SSG Enterprises' interest has been assigned to Seashore Four, and as Atlantic City Seashore 2, Inc.'s interest has been, through various assignments, assigned to the Partnership (with schedules). (4)

10.11 Agreement of Lease, dated July 11, 1980, by and between Plaza Hotel Management Company, as Lessor, and Atlantic City Seashore 3, Inc., as Lessee, as Atlantic City Seashore 3, Inc.'s interest has been, through various assignments, assigned to the Partnership (with schedules). (4)

10.12 Agreement of Lease, dated as of July 1, 1980, by and between Magnum Associates and Magnum Associates II, as Lessor and Atlantic City Seashore 1, Inc., as Lessee, as Atlantic City Seashore 1, Inc.'s interest has been, through various assignments, assigned to the Partnership (with schedules). (4)

10.13-10.15    Intentionally omitted.

10.16          Trump Plaza Hotel and Casino Retirement Savings
               Plan effective as of November 1, 1986. (2)

10.17-10.20    Intentionally omitted.

10.21 Assignment of Lease, dated as of July 28, 1988, by and between Magnum Associates and Magnum
               Associates II, as assignor, Trump Seashore
               Associates, as assignee, and Trump Plaza
               Associates, as lessee. (5)

10.22-10.23    Intentionally omitted.

10.24 Employment Agreement, dated January 28, 1991, between the Partnership and Kevin DeSanctis. (5)

10.24.1        Amendment to Employment Agreement, dated August
               6, 1992, between the Partnership and Kevin
               DeSanctis. (7)

10.25          Intentionally omitted.

10.26          Employment Agreement, dated as of June 1, 1992
               between the Partnership and Ernest E. East. (1)

10.27          Employment Agreement, dated as of March 13, 1991
               between the Partnership and William Velardo. (3)

10.28          Option Agreement, dated as of February 2, 1993
               between Trump and the Partnership. (3)

10.29          Appraisal of Trump Plaza by Appraisal Group
               International, dated March 5, 1993. (8)

10.30 Amended and Restated Services Agreement between the Partnership and Trump. (6)

10.31 Working Capital Facility between the Partnership and Belmont Fund, L.P. (1)

10.31.1        Mortgage and Security Agreement of the
               Partnership in favor of Belmont Fund, L.P. (8)

10.31.2        Assignment of Rents and Leases: by the
               Partnership to Belmont Fund L.P., dated May 29,
               1992. (8)

10.31.3        Assignment of Operating Assets:  by the
               Partnership to Belmont Fund L.P., dated May 29,
               1992. (8)

10.32.1        Mortgage:  from Donald J. Trump, Nominee to
               Emil F. Aysseh, Trustee dated January 12, 1983.
               (8)

10.32.2        Mortgage:  from Donald J. Trump, Nominee to
               Emil F. Aysseh, Trustee dated June 23, 1983. (8)

10.32.3        Mortgage Consolidation, Modification, and
               Extension Agreement: dated June 23, 1983. (8)

10.32.4        Partial Assignment of Mortgage: (1/3 interest) by
               Alfred Aysseh to New Canaan Bank Trust Company.
               (8)

10.32.5        Partial Assignment of Mortgage: (1/3 interest) by
               New Canaan Bank and Trust Company to Alfred
               Aysseh. (8)

10.32.6 Assignment of Mortgage: Emil F. Aysseh, Trustee to Community National Bank and Trust Company of
               New York. (8)

10.32.7        Mortgage Note and Mortgage Modification
               Agreement:  by and between Emil F. Aysseh,
               Trustee and Donald J. Trump, Nominee dated
               January 10, 1992. (8)

10.33          Mortgage:  from Donald J. Trump, Nominee to
               Albert Rothenberg and Robert Rothenberg, dated
               October 3, 1983. (8)

10.34          Mortgage:  made by Harrah's Associates to Adeline
               Bordonaro, dated January 28, 1986. (8)

10.35          Mortgage:  made by the Partnership to The Mutual
               Benefit Life Insurance Company, dated October 5,
               1990. (8)

10.35.1 Collateral Assignment of Leases: made by the Partnership to The Mutual Benefit Life Insurance
               Company, dated October 5, 1990. (8)

10.36 Form of Option between the Partnership and Midlantic Bank. (9)

10.37          Form of Lease between Trump and Midlantic Bank.
               (8)

10.38          Employment Agreement between the Partnership and
               Nicholas L. Ribis.

10.39          Severance Agreement between the Parnership and
               Robert M. Pickus.

25 Power of Attorney of directors and certain officers of the Company (included in signature page). (8)

- ------------

      (1) Incorporated herein by reference to the Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

      (2) Incorporated herein by reference to the identically numbered Exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

      (3) Incorporated herein by reference to the identically numbered Exhibit in the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

      (4) Incorporated herein by reference to the identically numbered Exhibit in the Company's Registration
            Statement on Form S-1, Registration No. 33-4604, declared effective on May 9, 1986.

      (5) Incorporated herein by reference to the identically numbered Exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

      (6) Previously filed in Holding's Registration Statement on Form S-1, Registration No. 33-58608.

      (7) Incorporated herein by reference to the Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

      (8) Incorporated herein by reference to the identically numbered Exhibit in the Company's and the Partnership's Registration Statement on Form S-1,
            Registration No. 33-58602.

      (9) Incorporated herein by reference to the identically numbered Exhibit in Holding's Registration Statement on Form S-1, Registration No. 33-58608.

(d) Financial Statement Schedules. See the Index immediately following the signature page.

                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, the Company and registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of March, 1994.

                    TRUMP PLAZA HOLDING ASSOCIATES

                    By: Trump Plaza Holding, Inc.
                    Its Managing General Partner



                        -----------------------
                        By:     Donald J. Trump
                        Title:  President


                    TRUMP PLAZA FUNDING, INC.



                        ------------------------
                        By:     Donald J. Trump
                        Title:  President


       Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

      Signature                         Title                      Date
      ---------                         -----                      ----

TRUMP PLAZA FUNDING, INC.


By:
- ------------------------
Donald J. Trump                     Principal Executive         March 30, 1994
                                    Officer


By:
- ------------------------
Francis X. McCarthy Jr.             Principal Financial         March 30, 1994
                                    and Accounting Officer


By:
- ------------------------
Donald J. Trump                     Director                    March 30, 1994

By:
- ------------------------
Nicholas L. Ribis                  Director                  March 30, 1994


By:
- ------------------------
Jay Kramer                         Director                  March 30, 1994


By:
- ------------------------
Don M. Thomas                      Director                  March 30, 1994


TRUMP PLAZA HOLDING ASSOCIATES

By: Trump Plaza Holding, Inc.
     its Managing General Partner


By:
- ------------------------
Donald J. Trump                    Chief Executive Officer   March 30, 1994


By:
- ------------------------
Francis X. McCarthy Jr.            Principal Financial       March 30, 1994
                                   and Accounting Officer


By:
- ------------------------
Donald J. Trump                    Director                  March 30, 1994


By:
- ------------------------
Nicholas L. Ribis                  Director                  March 30, 1994


By:
- ------------------------
Ernest E. East                     Director                  March 30, 1994


By:
- ------------------------
Jay Kramer                         Director                  March 30, 1994


By:
- ------------------------
Don M. Thomas                      Director                  March 30, 1994

                  INDEX TO FINANCIAL STATEMENTS


Reports of Independent Public Accountants.........          F-2

Balance Sheets of Trump Plaza Funding, Inc.
  as of December 31, 1993 and 1992................          F-3

Statements of Income of Trump Plaza Funding,
  Inc. for the years ended December 31, 1993,
  1992 and 1991...................................          F-4

Statements of Capital of Trump Plaza Funding,
  Inc. for the Years Ended December 31, 1993,
  1992 and 1991...................................          F-5

Statements of Cash Flows of Trump Plaza Funding,
  Inc. for the Years Ended December 31, 1993,
  1992 and 1991...................................          F-6

Report of Independent Public Accountants.                   F-7

Consolidated Balance Sheets of Trump Plaza Holding
  Associates and Trump Plaza Associates as of
  December 31, 1993 and 1992......................          F-8

Consolidated Statements of Operations of Trump Plaza
  Holding Associates and Trump Plaza Associates
  for the Years Ended December 31, 1993, 1992 and 1991.     F-9

Consolidated Statements of Capital (Deficit) of Trump
  Plaza Holding Associates and Trump Plaza
  Associates for the Years Ended December 31, 1993,
  1992 and 1991........................................    F-10

Consolidated Statements of Cash Flows of Trump Plaza
  Holding Associates and Trump Plaza Associates
  for the Years Ended December 31, 1993, 1992 and 1991.    F-11

Notes to Financial Statements of Trump Plaza
  Funding, Inc., Trump Plaza Holding Associates
  and Trump Plaza Associates..........................     F-13

Schedule

II  Amounts Receivable (Payable) From (To)
    Related Parties, Underwriters, Promoters,
    and Employees other than Related Parties..........    F-22

V   Property and Equipment............................    F-23

VI    Accumulated Depreciation and
      Amortization of Property and Equipment..........    F-24

VIII  Valuation and Qualifying Accounts...............    F-25

X     Supplementary Income Statement Information......    F-26

     Other Schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS









To Trump Plaza Funding, Inc.:


We have audited the accompanying balance sheets of Trump Plaza Funding, Inc. (a New Jersey corporation) as of December 31, 1993 and 1992, and the related statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Plaza Funding, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.






                                                  ARTHUR ANDERSEN & CO.









Roseland, New Jersey
February 18, 1994

                       TRUMP PLAZA FUNDING, INC.
                            BALANCE SHEETS
                      DECEMBER 31, 1993 AND 1992

                                ASSETS

                                            DECEMBER 31,  DECEMBER 31,
                                               1993          1992
                                            -----------   -----------
CURRENT ASSETS:
Cash                                       $      2,000   $      2,000
Mortgage Interest Receivable                  1,495,000      7,950,000
Receivable From Partnership                     974,000      4,228,000
                                            -----------    -----------
   Total current assets                       2,471,000     12,180,000

Mortgage Note Receivable                    325,859,000    225,000,000
Receivable From Partnership                   2,949,000           -
Investment in Preferred Partnership
  Interest                                         -        58,092,000
                                            -----------    -----------
   Total assets                            $331,279,000   $295,272,000
                                            ===========    ===========

                        LIABILITIES AND CAPITAL

CURRENT LIABILITIES:

Accrued Interest Payable                    $  1,495,000   $ 7,950,000
Income Taxes Payable                             974,000     2,086,000
Dividends Payable                                   -        2,026,000
                                             -----------    ----------
   Total current liabilities                   2,469,000    12,062,000

10 7/8% Mortgage Bonds, net of discount
   due 2001 (Notes 1, 2 and 4)               325,859,000          -
12% Mortgage Bonds,
   due 2002 (Notes 1, 2 and 4)                      -      225,000,000
Deferred Income Taxes Payable                  2,949,000       116,000
                                             -----------   -----------

   Total liabilities                         331,277,000   237,178,000
                                             -----------   -----------
Commitments and Contingencies (Note 7)

Preferred Stock, 3,600,893 authorized,
  2,999,580 issued and outstanding in 1992          -       58,092,000

Common Stock, $.00001 par value 3,600,893
  authorized, 2,999,580 issued and
  outstanding in 1992                               -             -

Common Stock, $.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding,
  at December 31, 1993 and none in 1992             -             -

Additional Paid in Capital                         2,000         2,000

Retained Earnings                                   -             -

                                             -----------   -----------
   Total liabilities and capital            $331,279,000  $295,272,000
                                             ===========   ===========




         The accompanying notes to financial statements are an integral part of these balance sheets.

                       TRUMP PLAZA FUNDING, INC.
                         STATEMENTS OF INCOME
         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991





                                      1993           1992            1991
                                   -----------    ----------      -----------


Interest Income From Partnership  $ 32,642,000   $ 27,720,000    $ 30,444,000

Preferred Partnership Investment
  Income                             3,993,000      4,468,000            -

Reimbursement for Income Taxes       1,802,000      2,202,000            -

Interest Expense                   (32,642,000)   (27,720,000)    (30,444,000)

Directors' Fees and Related
  Expenses                            (497,000)      (224,000)          -
                                   -----------    -----------     ------------
Income Before Provision for Taxes    5,298,000      6,446,000           -


Provision for Income Taxes           1,802,000      2,202,000           -
                                   -----------    -----------     ------------

    Net Income                    $  3,496,000   $  4,244,000    $      -
                                   ===========    ===========     ===========










        The accompanying notes to financial statements are an integral part of these statements.

                        TRUMP PLAZA FUNDING, INC.
                         STATEMENTS OF CAPITAL
         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                       Common Stock
                       ------------

                                            Additional
                    Number of                Paid In      Retained
                     Shares      Amount      Capital      Earnings       Total
                    ---------  --------    ----------  ------------  ----------
Balance,
  December 31, 1993      200   $  2,000    $     -     $       -     $    2,000

Net Income               -         -             -             -           -
                   ---------   --------     ---------   -----------   ---------
Balance,
  December 31, 1991      200      2,000          -             -          2,000

 Net Income              -         -             -        4,244,000   4,244,000

 Accrued dividends on
  preferred stock        -         -             -       (4,126,000) (4,126,000)

Preferred Stock
 Accretion               -         -             -         (342,000)   (342,000)

 Capital contribution
  from Partnership       -         -             -          224,000     224,000

Redemption of stock
  units upon
  consummation of
  offering, effective
  May 29, 1992           (200)   (2,000)         -             -         (2,000)

Issuance of stock
 upon consummation
 of offering
 effective
 May 29, 1992       2,999,580       -           2,000          -          2,000
                    ---------    -------   ----------     ---------  ----------
Balance,
December 31, 1992   2,999,580       -           2,000          -          2,000
 Net Income              -          -            -        3,496,000   3,496,000

 Accrued dividends
 on preferred
 stock                   -          -            -       (3,678,000) (3,678,000)

 Preferred stock
  accretion              -          -            -         (315,000)   (315,000)

 Capital contribution
  from Partnership       -          -      40,000,000       497,000  40,497,000

 Capital contribution
  from Donald J. Trump   -          -      35,000,000          -     35,000,000

 Redemption
  of Preferred Stock     -          -     (75,000,000)         -     75,000,000)

 Redemption of
  Stock Units upon
  consummation of
  offering,
  effective
  June 25, 1993    (2,999,580)      -            -            -            -

 Issuance of stock
  upon consummation
  of offering,
  effective
  June 25, 1993           100       -            -           -            -
                     --------   -------  -----------    --------     ---------

 Balance,
   December 31, 1993     100  $    -    $      2,000  $     -      $     2,000
                   =========   ========  ===========   =========    ==========
             The accompanying notes to financial statements are an
                      integral part of these statements.

                         TRUMP PLAZA FUNDING, INC
                         STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                            1993           1992          1991
                                       -------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                             $   3,496,000   $ 4,244,000   $     -
Adjustments to Reconcile Net Income
  To Net Cash Flows Provided by
  Operating Activities:
  Accretion of Discount on Indebtedness      172,000          -            -
  Preferred Stock Accretion                 (315,000)     (342,000)        -
  Deferred Income Taxes Payable              747,000       116,000         -
                                       -------------    ----------   -----------
                                           4,100,000     4,018,000         -


Decrease (increase) in receivable
  from Partnership                           305,000    (4,228,000)  25,000,000
Decrease (increase) in
 interest receivable                       6,455,000    (6,573,000)     134,000
Increase in income taxes payable             974,000     2,086,000         -
(Decrease) increase in accrued
 interest payable                         (6,455,000)    6,573,000     (134,000)
                                       -------------    ----------  -----------
Net Cash Flows Provided by
   Operating Activities                    5,379,000     1,876,000   25,000,000
                                       -------------    ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Preferred Stock Dividends               (5,704,000)   (2,100,000)        -
                                       -------------    ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital Contribution                    35,000,000       224,000         -
  Distribution from Partnership           40,497,000          -            -
  Increase in Mortgage Note receivable  (100,859,000)         -            -
  Additional borrowings                  325,687,000          -            -
  Payment of long term debt             (225,000,000)         -     (25,000,000)
  Redemption of Preferred Stock          (75,000,000)         -            -
                                       -------------    ----------  -----------
Net Cash Flows provided by (used in)
  Financing Activities                       325,000       224,000  (25,000,000)
                                       -------------    ----------  -----------
Net Change in Cash                             -              -            -
Cash at Beginning of Year                      2,000         2,000        2,000
                                       -------------    ----------  -----------
Cash at End of Year                    $       2,000    $    2,000  $     2,000
                                       =============    ==========   ==========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Trump Plaza Holding Associates and Trump Plaza Associates:


We have audited the accompanying consolidated balance sheets of Trump Plaza Holding Associates (a New Jersey general partnership) and Trump Plaza Associates ( a New Jersey general partnership) as of December 31, 1993 and 1992, and the related statements of operations, capital and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the management of Trump Plaza Holding Associates and Trump Plaza Associates. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Plaza Holding Associates and Trump Plaza Associates as of December 31, 1993 and 1992,and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to the financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basis financial statements taken as a whole.






                                                       ARTHUR ANDERSEN & CO.







Roseland, New Jersey
February 18, 1994

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                            TRUMP PLAZA ASSOCIATES
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1993 and 1992

                ASSETS                                 1993          1992
                                                     --------      --------
Current Assets:

Cash and cash equivalents......................   $14,393,000    $18,802,000
Trade receivables, net of allowance for
 doubtful accounts of $10,616,000 and
 $14,402,000, respectively.....................     6,759,000      7,675,000
Accounts receivable, other.....................       198,000        195,000
Due from affiliates, net (Note 9)..............          -            91,000
Iventories.....................................     3,566,000      3,068,000
Prepaid expenses and other current assets......     2,701,000      2,502,000
                                                 ------------   ------------
     Total current assets......................    27,617,000     32,333,000
                                                 ------------   ------------
Property and Equipment (Note 5):
  Land and land improvements...................    35,613,000     34,907,000
  Buildings and building improvements..........   295,617,000    293,908,000
  Furniture, fixtures and equipment............    78,173,000     74,622,000
  Leasehold improvements.......................     2,404,000      2,378,000
  Construction in progress.....................     3,784,000      3,924,000
                                                 ------------   ------------
                                                  415,591,000    409,739,000
  Less--Accumulated depreciation and
   amortization................................  (122,450,000)  (109,473,000)
                                                 ------------   ------------
      Net property and equipment...............   293,141,000    300,266,000
                                                 ------------   ------------
 Land Rights, net of accumulated amortization
  of $3,410,000 and $3,041,000, respectively...    30,058,000     30,428,000
                                                 ------------   ------------
Other Assets:
  Deferred bond issuance costs, net of
   accumulated amortization of $1,088,000
   in 1993 (Note 2)............................    16,254,000          -
  Other (Note 8)...............................     7,428,000      7,322,000
                                                 ------------   ------------
     Total other assets........................    23,682,000      7,322,000
                                                 ------------   ------------
     Total assets..............................  $374,498,000   $370,349,000
                                                 ============   ============

          LIABILITIES AND CAPITAL

Current Liabilities:
  Current maturities of long-term debt (Note 4)    $1,633,000     $9,980,000
  Accounts payable.............................     6,309,000      7,767,000
  Accrued payroll..............................     5,806,000      4,978,000
  Accrued interest payable (Note 4)............     1,829,000      8,028,000
  Due to affiliates, net (Note 9)..............        97,000          -
  Other accrued expenses.......................     7,109,000     10,475,000
  Other current liabilities....................     5,330,000      5,221,000
  Distribution payable to Trump Plaza
   Funding, Inc................................       974,000      4,112,000
                                                 ------------   ------------
     Total current liabilities.................    29,087,000     50,561,000
                                                 ------------   ------------

Non-Current Liabilities:
  Long-term debt, net of current maturities
   (Notes 2 and 4).............................   395,948,000    249,723,000
  Distribution payable to Trump Plaza
   Funding, Inc................................     2,949,000        116,000
  Deferred state income taxes..................     1,224,000        495,000
                                                 ------------   ------------
     Total noncurrent liabilities..............   400,121,000    250,334,000
                                                 ------------   ------------
     Total liabilities.........................   429,208,000    300,895,000
                                                 ------------   ------------
Commitments and Contingencies (Notes 5 and 7)
Preferred Partnership Interest.................        -          58,092,000
                                                 ------------   ------------

Capital:
  Partners' Deficit............................   (78,772,000)    (3,362,000)
  Retained Earnings............................    24,062,000     14,724,000
                                                 ------------   ------------
Total Capital (Deficit)........................   (54,710,000)    11,362,000
                                                 ------------   ------------
     Total liabilities and capital.............  $374,498,000   $370,349,000
                                                 ============   ============

        The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                     TRUMP PLAZA HOLDING ASSOCIATES AND
                           TRUMP PLAZA ASSOCIATES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                                         1993           1992           1991
                                     ------------   ------------   -------------
REVENUES:
  Gaming                             $264,081,000   $265,448,000   $233,265,000
  Rooms                                18,324,000     18,369,000     18,184,000
  Food and Beverage                    41,941,000     43,889,000     40,937,000
  Other                                 8,938,000     11,012,000      7,290,000
  Trump Regency (Note 4)                     -         9,465,000     11,547,000
                                     ------------   ------------   ------------
          Gross Revenues              333,284,000    348,183,000    311,223,000

  Less-Promotional allowances          32,793,000     34,865,000     31,539,000
                                    -------------    -----------    -----------
          Net Revenues                300,491,000    313,318,000    279,684,000
                                    -------------    -----------    -----------
COSTS AND EXPENSES:
  Gaming                              136,895,000    146,328,000    133,547,000
  Rooms                                 2,831,000      2,614,000      2,870,000
  Food and Beverage                    18,093,000     18,103,000     17,096,000
  General and Administrative           71,624,000     75,459,000     69,631,000
  Depreciation and Amortization        17,554,000     15,842,000     16,193,000
  Restructuring costs                        -         5,177,000        943,000
  Trump Regency  (Note 4)                    -        11,839,000     19,879,000
  Other                                 3,854,000      2,953,000      3,438,000
                                      -----------    -----------    -----------
                                      250,851,000    278,315,000    263,597,000
                                      -----------    -----------    -----------
          Income from operations       49,640,000     35,003,000     16,087,000
                                      -----------    -----------    -----------
NON-OPERATING INCOME (EXPENSE):
  Interest income                         546,000        487,000      1,032,000
  Interest expense
  (Note 4)                            (40,435,000)   (31,843,000)   (34,395,000)
  Other non-operating expense
    (Note 6)                           (3,873,000)   ( 1,462,000)   (14,818,000
                                      ------------   ------------   -----------
       Non-operating expense, net     (43,762,000)   (32,818,000)   (48,181,000)
                                      ------------   ------------   -----------
       Income (loss) before
         state income taxes
         and extraordinary items        5,878,000      2,185,000    (32,094,000)

PROVISION (BENEFIT) FOR STATE
  INCOME TAXES                            660,000    (   233,000)   ( 2,864,000)
                                       ----------     -----------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS                                 5,218,000      2,418,000    (29,230,000)

EXTRAORDINARY GAIN (LOSS)
  (Notes 2 and 6)                       4,120,000    (38,205,000)       -
                                     ------------   -------------  ------------
NET INCOME (LOSS)                    $  9,338,000   $(35,787,000)  $(29,230,000)
                                     ============   ============   ============












             The accompanying notes to financial statements are an
                integral part of these consolidated statements.

                    TRUMP PLAZA HOLDING ASSOCIATES AND
                          TRUMP PLAZA ASSOCIATES
               CONSOLIDATED STATEMENTS OF CAPITAL (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                   Partners'        Retained
                                   Capital          Earnings          Total
                                ------------     ------------      ------------


Balance
  December 31, 1990             $ 40,502,000     $ 42,771,000      $ 83,273,000
Net Loss                                -         (29,230,000)      (29,230,000)
                                ------------     ------------      ------------
Balance
  December 31, 1991               40,502,000       13,541,000        54,043,000

Net Loss                                -         (35,787,000)      (35,787,000)

Preferred Partnership
  Interest Distribution, Net     (43,864,000)      36,970,000        (6,894,000)
                                 ------------      ----------        -----------
Balance
  December 31, 1992               (3,362,000)      14,724,000        11,362,000

Net Income                              -           9,338,000         9,338,000

Preferred Partnership Interest
  Distribution                    (6,317,000)            -           (6,317,000)

Distribution to Donald J. Trump
  to repay certain personal
  indebtness                     (52,500,000)            -          (52,500,000)

Distribution to Donald J. Trump
 to redeem Trump Plaza Funding,
 Inc. Preferred Stock Units      (35,000,000)            -          (35,000,000)

Conversion of Preferred
  Partnership Interest into
  General Partnership Interest    18,407,000             -           18,407,000
                                ------------      -----------       -----------
Balance
  December 31, 1993             $(78,772,000)    $ 24,062,000      $(54,710,000)
                                =============    =============     =============








           The accompanying notes to financial statements are an integral part of these consolidated statements.


                   TRUMP PLAZA HOLDING ASSOCIATES AND
                          TRUMP PLAZA ASSOCIATES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                           1993         1992           1991
                                       -----------  -------------  -------------

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income (loss)                      $ 9,338,000  $(35,787,000)  $(29,230,000)
Adjustments to reconcile net income
 (loss) to net cash flows provided by
   operating activities-
  Noncash charges-
    Extraordinary (gain) loss           (4,120,000)   38,205,000          -
    Depreciation and amortization
      of property and equipment         17,177,000    15,211,000    15,270,000
    Accretion of discount on
      indebtedness                         862,000          -             -
    Amortization of other assets           377,000       631,000       923,000
    Provision for losses on
      receivables                           90,000     4,675,000     5,234,000
    Deferred state income taxes            729,000      (233,000)   (2,802,000)
    Utilization of CRDA credits and
      donations                               -        1,358,000     2,226,000
    Valuation allowance of CRDA
      investments                        1,047,000       645,000       219,000
    Settlement of Regency obligation          -             -       10,850,000
                                        ----------    ----------    ----------
                                        25,500,000    24,705,000     2,690,000

    Decrease (increase) in receivables     823,000        99,000    (   99,000)
    (Increase) decrease in inventories    (498,000)     (167,000)      200,000
    Increase (decrease) in amounts
      due to affiliates                    188,000       374,000    (   22,000)
   (Increase) decrease in prepaid
      expenses and other current
        assets                            (199,000)     (580,000)    1,370,000
    Decrease in due from partners             -             -        1,842,000
    Increase (decrease) in other
      assets                             2,726,000      (828,000)   (3,142,000)
   (Decrease) increase in accounts
      payable, accrued expenses and
      other current liabilities        (10,086,000)    2,588,000     6,675,000
                                       ------------   ----------    ----------
    Net cash flows provided by
      operating activities              18,454,000    26,191,000     9,514,000
                                       -----------    ----------    ----------

                   TRUMP PLAZA HOLDING ASSOCIATES AND
                          TRUMP PLAZA ASSOCIATES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, cont.
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991




                                          1993           1992           1991
                                    --------------  -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and
  equipment                         $ (10,052,000)  $ (8,643,000)  $ (5,509,000)
Purchases of CRDA investments          (2,823,000)    (1,853,000)      (666,000)
                                    --------------  -------------  -------------
Net cash flows used in investing
  activities                          (12,875,000)   (10,496,000)    (6,175,000)
                                    --------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Deferred Financing costs              (17,342,000)          -              -
Distributions to Donald J. Trump      (87,500,000)          -              -
Distributions to the Company          (40,000,000)          -              -
Preferred Partnership Interest
  Distribution                         (6,282,000)    (2,324,000)          -
Borrowing                             389,709,000    251,575,000     25,225,000
Payments and current maturities
  of long-term debt                  (248,573,000)  (256,618,000)   (28,095,000)
                                    -------------  -------------  -------------
Net cash flows used in financing
  activities                           (9,988,000)    (7,367,000)    (2,870,000)
                                    -------------  -------------  -------------
       Net (decrease) increase in
         cash and cash equivalents     (4,409,000)     8,328,000        469,000

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                              18,802,000     10,474,000     10,005,000
                                    -------------  -------------  -------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                           $  14,393,000  $  18,802,000  $  10,474,000
                                    =============  =============   ===========





          The accompanying notes to financial statements are an integral part of these consolidated statements.

                   TRUMP PLAZA FUNDING, INC. AND
                   TRUMP PLAZA HOLDING ASSOCIATES
                     AND TRUMP PLAZA ASSOCIATES
                    NOTES TO FINANCIAL STATEMENTS

(1)  Organization:
     -------------

The accompanying financial statements include those of Trump Plaza Funding, Inc. (the "Company"), a New Jersey General Corporation as well as those of Trump Plaza Holding Associates ("Holding"), a New Jersey General Partnership, and its 99% owned subsidiary, Trump Plaza Associates (the "Partnership"), a New Jersey General Partnership, which owns and operates Trump Plaza Hotel and Casino located in Atlantic City, New Jersey. The Company owns the remaining 1% interest in the Partnership. Holding's sole source of liquidity is distributions in respect of its interest in the Partnership.

All significant intercompany balances and transactions have been eliminated in the consolidated financial statements of Holding. The minority interest in the Partnership has not been separately reflected in the consolidated financial statements of Holding since it is not material.

The Company was incorporated on March 14, 1986 as a New Jersey corporation, and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership. As part of a Prepackaged Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy code consummated on May 29, 1992, the Company became a partner of the Partnership and issued approximately three million Stock Units, each comprised of one share of Preferred Stock and one share of Common Stock of the Company. On June 25, 1993, the Stock Units were redeemed with a portion of the proceeds of the Company's 10 7/8% Mortgage Notes due 2001 (the "Mortgage Notes") as well as Holding's Units. See Note 2-Offering of Mortgage Notes and Units.

Holding was formed in February, 1993 as a New Jersey general partnership for the purpose of raising funds for the Partnership. On June 25, 1993, Holding completed the sale of 12,000 Units (the "Units"), each Unit consisting of $5,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), and one Warrant to acquire $1,000 principal amount of PIK Notes (collectively with the Mortgage Note Offering, the "Offerings"). The PIK Notes and the Warrants are separately transferable. Holding has no other assets or business other than its 99% equity interest in the Partnership. See Note 2-Offering of Mortgage Notes and Units.

The Partnership was organized in June 1982 as a New Jersey general partnership. Prior to the date of the consummation of the Offerings, the Partnership's three partners were TP/GP, the managing general partner of the Partnership, the Company and Donald J. Trump ("Trump"). On June 25, 1993, Trump contributed his interest in TP/GP to the Company and TP/GP merged with and into the Company. The Company then became the managing general partner of the Partnership. In addition, Trump contributed his interest in the Partnership to Holding, and the Company and Holding, each of which are wholly owned by Trump, became the sole partners of the Partnership.

(2)  Offering of Mortgage Notes and Units:
     -------------------------------------

On June 25, 1993 the Company issued, and the Partnership guaranteed $330,000,000 of Mortgage Notes (for net proceeds of $325,687,000) and Holding issued an aggregate of $60,000,000 of PIK Notes, together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost (the "Offerings"). The combined proceeds, together with cash on hand were used substantially as follows: (i) $225.0 million of such proceeds were used to repay the Partnership's promissory note to the Company in the principal amount of $225.0 million, which proceeds were then used by the Company to redeem the 12% Mortgage Bonds, due 2002; (ii) $12.0 million was used to repay the Regency Note (see Note
4); (iii) $40.0 million was distributed to the Company (which used such funds, together with $35.0 million from the Units Offering distributed to Trump and paid to the Company, to redeem its Stock Units); (iv) approximately $17.3 million was used to pay the expenses incurred in connection with the Offerings;
(v) approximately $52.5 million was used to make the Special Distribution to Trump which was used by Trump to repay certain personal indebtedness and (vi) to pay accrued interest on the Bonds and accrued dividends on the Preferred Stock.

(3)  Summary of significant accounting policies:
     -------------------------------------------

Gaming Revenues and Promotional Allowances
- ------------------------------------------
Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowance are included in gaming costs and expenses as follows:

                                  YEARS ENDED DECEMBER 31,
                                  ------------------------
                                       (in thousands)

                                    1993     1992     1991
                                    ----     ----     ----
          ROOMS                   $ 4,190  $ 4,804  $ 4,307
          FOOD AND BEVERAGE        14,726   14,982   13,572
          OTHER                     3,688    3,884    2,802
                                  -------  -------  -------
                                  $22,604  $23,670  $20,681
                                   ======   ======   ======

During 1992, certain Progressive Slot Jackpot Programs were discontinued which resulted in $4,100,000 of related accruals being taken into income.

Inventories
- -----------
Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

Property and Equipment
- ----------------------
Property  and  equipment  is  carried  at  cost  and  is   depreciated   on  the
straight-line method using rates based on the following estimated useful lives:

     Buildings and building improvements        40 years
     Furniture, fixtures and equipment        3-10 years
     Leasehold improvements                  10-40 years

Interest associated with borrowings used to finance construction projects has been capitalized and is being amortized over the estimated useful lives of the assets.

Land Rights
- -----------
Land rights represent the fair value of such rights, at the time of contribution to the Partnership by the Trump Plaza Corporation, an affiliate of the Partnership. These rights are being amortized over the period of the underlying operating leases which extend through 2078.

Income Taxes
- ------------
The Company, Holding and the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), effective January 1, 1993. Adoption of this new standard did not have a significant impact on the respective statements of financial condition or results of operations. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The accompanying financial statements of the Company include a provision for Federal income taxes, based on distributions from the Partnership relating to the Company's Preferred Stock which was redeemed on June 25, 1993. The Company will be reimbursed for such income taxes by the Partnership. The accompanying consolidated financial statements of Holding and the Partnership do not include a provision for Federal income taxes since any income or losses allocated to its partners are reportable for Federal income tax purposes by the partners.

Income Taxes cont.
- ------------------
Under the New Jersey Casino Control Commission regulations, the Partnership is required to file a New Jersey corporation business tax return. Accordingly, a provision (benefit) for state income taxes has been reflected in the accompanying consolidated financial statements of Holding and the Partnership.

The Partnership's deferred state income taxes result primarily from differences in the timing of reporting depreciation for tax and financial statement purposes.



Statements of Cash Flows
- ------------------------
For purposes of the statements of cash flows, the Company, Holding and the Partnership consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The following supplemental disclosures are made to the statements of cash flows.

                                   1993         1992       1991
                                ----------   ----------  ----------
     Cash paid during the year
      for interest             $41,118,000  $25,310,000 $34,533,000
                                ==========   ==========  ==========
     Cash paid for state
      and Federal income taxes $    81,000  $      -    $      -
                                ==========   ==========  ==========

Reclassifications
- -----------------
Certain reclassifications were made to the 1991 and 1992 consolidated financial statements to present them on a basis consistent with the 1993 classification.

(4)  Long-Term debt:
     ---------------
Long term debt consists of the following:
                                            December 31,     December 31,
                                                1993             1992
                                            ------------     ------------
Company:
     10 7/8% Mortgage Notes, due 2001
     net of unamortized discount of
     $4,141,000 in 1993 (A)                 $325,859,000   $        -

     12% First Mortgage bonds, due 2002 (A)         -        225,000,000
                                             -----------     -----------
                                            $325,859,000    $225,000,000
                                             ===========     ===========
Holding and the Partnership:

Partnership
     Partnership Note (10 7/8% Mortgage Notes,
       due 2001 net of unamortized discount
       of $4,141,000 in 1993) (A)            $325,859,000   $       -
     Partnership Note (12% First  Mortgage
       bonds, due 2002) (A)                          -       225,000,000
     10% note payable to Harrah's Atlantic
        City, Inc. (C)                               -         8,471,000
     Mortgage notes payable (D)
                                                6,410,000      7,284,000
     Regency Hotel Obligation (A)                    -        17,500,000
     Other notes payable                        1,060,000      1,448,000
                                              -----------    -----------
                                              333,329,000    259,703,000

      Less - Current maturities                 1,633,000      9,980,000
                                              -----------    -----------
                                              331,696,000    249,723,000
Holding
     PIK Notes (12 1/2% Notes due 2003 net of
       discount of $11,310,000 in 1993) (B)
                                               64,252,000           -
                                              -----------    -----------
                                             $395,948,000    249,723,000
                                              ===========    ===========

(4)  Long-Term debt cont.:
     ---------------------

(A) On June 25, 1993 the Company issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001, net of discount of $4,313,000. Net proceeds of the Offering were used to redeem all of the Company's outstanding $225,000,000 principal amount 12% Mortgage Bonds, due 2002 and together with other funds (see (B) Pay-In-Kind Notes) all of the Company's Stock Units, comprised of $75,000,000 liquidation preference participating cumulative redeemable Preferred Stock with associated shares of Common Stock, to repay $17,500,000 principal amount 9.14% Regency Note due 2003 (see Note 6), to make a portion of the Special Distribution and to pay transaction expenses. See Note 2- Offering of Mortgage Notes and Units.

     The Mortgage Notes mature on June 15, 2001 and are redeemable at any time on or after June 15, 1998, at the option of the Company or the Partnership, in whole or in part, at the principal amount plus a premium which declines ratably each year to zero in the year of maturity. The Mortgage Notes bear interest at the stated rate of 10 7/8% per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993 and are secured by substantially all of the Partnership's assets. The accompanying consolidated financial statements reflect interest expense at the effective interest rate of 11.12% per annum.

     The Mortgage Note Indenture contains certain covenants limiting the ability of the Partnership to incur indebtedness, including indebtedness secured by liens on Trump Plaza. In addition, the Partnership may, under certain circumstances, incur up to $25.0 million of indebtedness to finance the expansion of its facilities, which indebtedness may be secured by a lien on the Boardwalk Expansion Site (see Note 8 Commitments And Contingencies) senior to the liens of the Note Mortgage and Guarantee Mortgage thereon. The Mortgage Notes represent the senior indebtedness of the Company. The Partnership Note and the Guarantee rank pari passu in right of payment with all existing and future senior indebtedness of the Partnership.

     The Mortgage Notes, the Partnership Note, the Note Mortgage, the Guarantee and the Guarantee Mortgage are non-recourse to the partners of the Partnership, to the shareholders of the Company and to all other persons and entities (other than the Company and the Partnership), including Trump. Upon an event of default, holders of the Mortgage Notes would have recourse only to the assets of the Company and the Partnership.

(B) On June 25, 1993 Holding issued $60,000,000 principal amount of 12 1/2% PIK Notes, due 2003, together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. The Warrants are exercisable following the earlier of certain triggering events or June 15, 1996.

     The PIK Notes mature on June 15, 2003 and bear interest at the rate of 12 1/2% per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993. At the option of Holding, interest is payable in whole or in part, in cash or, in lieu of cash, through the issuance of additional PIK Notes valued at 100% of their principal amount. The ability of Holding to pay interest in cash on the PIK Notes is entirely dependent on the ability of the Partnership to distribute available cash, as defined, to Holding for such purpose.

     On December 15, 1993 the Partnership elected to issue, in lieu of cash, an additional $3,562,000 in PIK Notes to satisfy its semi-annual PIK Note interest obligation.

     The PIK Notes are subordinate to the Company's Mortgage Notes and any other indebtedness of the Partnership and are secured by a pledge of Holding's 99% equity interest in the Partnership. The indenture to which the PIK Notes were issued (the "PIK Note Indenture") contains covenants prohibiting Holding from incurring additional indebtedness and engaging in other activities, and other covenants restricting the activities of the Partnership substantially similar to those set forth in the Mortgage Note Indenture. The PIK Notes and the Warrants are non-recourse to the Partners of Holding, including Trump, and to all other persons and entities (other than Holding). Upon an event of default, holders of PIK Notes or Warrants will have recourse only to the assets of Holding which consist solely of its equity interest in the Partnership.

(4)  Long-Term debt cont.:
     ---------------------

(C) The entire $8,471,000 principal amount of the 10% note payable was repaid on May 16, 1993.

(D) Interest on these notes are payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1994 and 1998 and are secured by real property.

The aggregate maturities of long-term debt in each of the years subsequent to 1993 are:

       1994                $  1,633,000
       1995                   2,850,000
       1996                     542,000
       1997                   2,012,000
       1998                     433,000
       Thereafter           390,111,000
                           ------------
                           $397,581,000
                           ============
(5)  Leases:
     -------

The Partnership leases property (primarily land), certain parking space, and various equipment under operating leases. Rent expense for the years ended
December 31, 1993,  1992, and 1991 was  $4,338,000,  $4,361,000 and  $11,219,000
respectively, of which $2,513,000, $2,127,000 and $8,478,000, respectively, relates to affiliates of the Partnership.

Future minimum lease payments under the noncancelable operating leases are as follows:

                                                          Amounts
                                                         Relating to
                                             Total       Affiliates
                                         ------------   ------------

          1994                           $  6,220,000   $  1,900,000
          1995                              6,445,000      2,125,000
          1996                              6,670,000      2,350,000
          1997                              6,670,000      2,350,000
          1998                              5,110,000      2,350,000
          Thereafter                      274,183,000    193,600,000
                                         ------------   ------------
                                         $305,298,000   $204,675,000
                                         ============   ============

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms. At December 31, 1993, the aggregate option price for these leases was approximately $58,000,000.

In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and related expenses which are included in the above lease commitment amounts. In connection with the Offerings, the Partnership acquired a five-year option to purchase the Boardwalk Expansion Site. Management intends to exercise this option by June 30, 1995. See Note 7-"Commitments and Contingencies Future Expansion."

(6)  Extraordinary Gain (Loss) and Non-Operating Expense:
     ----------------------------------------------------
The $4,120,000 excess of the carrying value of the Regency Hotel obligation over the amount of the settlement payment net of related prepaid expenses, has been reported as an extraordinary gain for the year ended December 31, 1993.

The extraordinary loss for the year ended December 31, 1992 consists of the effect of stating the Bonds and Preferred Stock issued at fair value as compared to the carrying value of these securities and the write off of certain deferred financing charges and costs.

Non-operating expense in 1993 includes $3,873,000 in costs associated with the Boardwalk Expansion Site (see Note 7-Commitments and Contingencies Future Expansion), net of miscellaneous non- operating credits. In 1992 these costs included $1,462,000 of legal expenses relating to the Penthouse litigation, and in 1991 these costs included $3,968,000 of legal expenses incurred in connection with the Penthouse litigation and $10,850,000 for the settlement of the Regency lease.

(7)  Commitments and Contingencies:
     ------------------------------

Casino License Renewal
- ----------------------
The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Act"), the Partnership is required to maintain certain licenses.

In April, 1993, the New Jersey Casino Control Commission ("CCC") renewed the Partnership's license to operate Trump Plaza. This license must be renewed in June, 1995, is not transferable and will include a review of the financial stability of the Partnership. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

Legal Proceedings
- -----------------
The Partnership, its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, the Partnership has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties ) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

Various other legal proceedings are now pending against the Partnership. The Partnership considers all such other proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The Partnership believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

The Partnership is also a party to various administrative proceedings involving allegations that it has violated certain provisions of the Act. The Partnership believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on its financial condition, results of operations or on the ability of the Partnership to otherwise retain or renew any casino or other licenses required under the Act for the operation of Trump Plaza.

Casino Reinvestment Development
- -------------------------------
  Authority Obligations
  ---------------------

Pursuant to the provisions of the Act, the Partnership, commencing twelve months after the date of opening of Trump Plaza in May 1984, and continuing for a period of twenty-five years thereafter, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues, (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). The Partnership is required to make quarterly deposits with the CRDA.

In April 1990, the Partnership modified its agreement with the CRDA under which it was required to purchase bonds to satisfy the investment alternative tax. Under the terms of the agreement, the Partnership donated $11,971,000 in deposits previously made to the CRDA for the purchase of CRDA bonds through December 31, 1989, in exchange for satisfaction of an equivalent amount of its prior bond purchase commitments, as well as receiving future tax credits, to be utilized to satisfy substantial portions of the Partnership's future investment alternative tax obligations. The Partnership charged $1,358,000 and $2,493,000 to operations in 1992 and 1991, respectively, which represents amortization of the tax credits discussed above. As of December 31, 1993, no tax credits were available. For the years ended December 31, 1993, 1992 and 1991, the Partnership charged to operations $1,047,000, $645,000 and $219,000, respectively, to give effect to the below market interest rates associated with the CRDA bonds.

Concentrations of Credit Risks
- ------------------------------
In accordance with casino industry practice, the Partnership extends credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. At December 31, 1993 approximately 31% of the Partnership's casino receivables were from customers whose primary residence is outside the United States with no significant concentration in any one foreign country.

Future Expansion
- ----------------
In 1993, the Partnership received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities (the "Boardwalk Expansion Site"). On June 25, 1993, Trump transferred title to the Boardwalk Expansion Site to a lender in exchange for a reduction in Trump's indebtedness to such lender in an amount equal to the sum of fair market value of the Boardwalk Expansion Site and all rent payments made to such lender by Trump under the Boardwalk Expansion Site Lease. On the date the Offerings were consummated, the lender leased the Boardwalk Expansion Site to Trump ("the Boardwalk Expansion Site Lease") for a term of five years, which expires on June 30, 1998, during which time Donald J. Trump was obligated to pay the lender $260,000 per month in lease payments. See Note 6-"Extraordinary Gain (Loss) and Non-Operating Expense." In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and related expenses.

In connection with the Offerings, the Partnership acquired a five- year option to purchase the Boardwalk Expansion Site (the "Option"). Until such time as the Option is exercised or expires, the Partnership will be obligated, from and after the date it entered into the Option, to pay the net expenses associated with the Boardwalk Expansion Site. During the year ended December 31, 1993 the Partnership incurred $4.4 million of such expenses. Under the Option, the Partnership has the right to acquire the Boardwalk Expansion Site for a purchase price of $26.0 million through 1994, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. The CCC has required that the Partnership exercise the Option for its right of first refusal therein no later than July 1, 1995. If the Partnership defaults in making payments due under the Option, the Partnership would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by the Partnership pursuant to the Option during the term thereof and (b) the cost of demolition of all improvements then located on the Boardwalk Expansion Site. As of December 31, 1993, the Partnership had capitalized approximately $2.7 million in construction costs related to the Boardwalk Expansion Site.

The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Option would be dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Mortgage Note Indenture and the PIK Note Indenture and requires the consent of certain of Trump's personal creditors. The Partnership's ability to develop the Boardwalk Expansion Site is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that it will be able to generate sufficient cash flow from operations. In addition, exercise of the Option requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise the Option or such right.

The accompanying financial statements do not include any adjustments that may be necessary should the Partnership be unable to exercise the Option.

(8)  Employee Benefit Plans:
     -----------------------
The Partnership has a retirement  savings plan for its nonunion  employees under
Section 401(K) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the plan and the Partnership will match 50% of an eligible employee's contributions up to a maximum of 4% of the employee's earnings. The Partnership recorded charges of $765,000, $699,000 and $571,000 for matching contributions for the years ended December 31, 1993, 1992 and 1991, respectively.

(9)  Transactions with Affiliates:
     -----------------------------

Due to/from Affiliates
- ----------------------
Amounts due to affiliates was $97,000, as of December 31, 1993 and due from affiliates was $91,000 as of December 31,1992. The Partnership leases warehouse facility space to Trump Castle Associates and had formerly leased space to Trump Taj Mahal Associates. Lease payments of $15,000, $14,000 and $18,000 were received from Trump Castle Associates in 1993, 1992 and 1991, respectively, and $46,000 from Trump Taj Mahal Associates in 1991.

The Partnership leases office space from Trump Taj Mahal Associates, which terminated on March 19, 1993. Lease payments of $30,000, $138,000 and $98,000 were paid to Trump Taj Mahal Associates in 1993, 1992 and 1991 respectively. Prior to April 1991, the Partnership leased office space from Trump Castle Associates. Lease payments to Trump Castle Associates amounted to $42,000 in 1991.

The Partnership paid Trump Castle Associates $317,000 in 1991, and Trump Taj Mahal Associates $1,000 and $242,000 in 1992 and 1991, respectively, for fleet maintenance and limousine services. Additionally, the Partnership paid Trump Castle Associates $4,000 in 1991 for printing services.

The Partnership leases two parcels of land under long-term ground leases from Seashore Four Associates and Trump Seashore Associates. In 1993, 1992 and 1991, the Partnership paid $900,000, $900,000 and $900,000, respectively, to Seashore Four Associates, and paid $1,000,000, $1,000,000 and $1,100,000 in 1993, 1992 and 1991, respectively, to Trump Seashore Associates.

Services Agreement
- ------------------
Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Donald J. Trump, in consideration for services provided, the Partnership pays TPM each year an annual fee of $1.0 million in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under this Agreement, approximately $1.2 million and $0.7 million was charged to expense for the years ended December 31, 1993 and 1992, respectively.

Advances to Donald J. Trump
- ---------------------------
In December 1993, Trump entered into an option agreement (the "Chemical Option Agreement") with Chemical Bank ("Chemical") and ACFH Inc. ("ACFH") a wholly owned subsidiary of Chemical. The Chemical Option Agreement grants to Trump an option to purchase (i) the Trump Regency (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to the Partnership.

The aggregate purchase price payable for the assets subject to the Chemical Option Agreement is $80 million. Under the terms of the Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. The option expires on May 6, 1994, provided that the option may be extended until June 30, 1994 by the payment of an additional $250,000 on or before that date. The $1 million payment (and the $250,000 payment, if made) may be credited against the $80 million purchase price. The Chemical Option Agreement does not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all, of such assets.

In connection with the execution of the Chemical Option Agreement, Trump agreed with the Partnership that, if Trump is able to acquire the Trump Regency pursuant to the exercise of the option, he would make the Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that the Partnership would not be required to pay any additional consideration to Trump in connection with any assignment of the option to purchase the Trump Regency. On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, and the payment was made on that date.

(10) Fair Value of Financial Instruments:
     ------------------------------------
The carrying amount of the following financial instruments of the Company, Holding and the Partnership approximates fair value, as follows: (a) cash and cash equivalents, accrued interest receivables and payables are based on the short term nature of these financial instruments. (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The estimated fair values of other financial instruments are as follows:

                                               December 31, 1993
                                               -----------------
                                        Carrying Amount    Fair Value
                                        ---------------  ---------------
          12 1/2% PIK Notes              $ 64,252,000     $ 68,784,000

          10 7/8% Mortgage Notes          $325,859,000    $313,500,000


The fair values of the PIK and Mortgage Notes are based on quoted market prices obtained by the Partnership from its investment advisor.

There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

                                                                  SCHEDULE II

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                       ----------------------------------
                             TRUMP PLAZA ASSOCIATES
                             ----------------------
                 AMOUNTS RECEIVABLE (PAYABLE) FROM (TO) RELATED
                 ----------------------------------------------
              PARTIES, UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER
              ----------------------------------------------------
                              THAN RELATED PARTIES
                              --------------------
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
              ----------------------------------------------------

                                         Balance at                                  Balance at
                                         Beginning                                    End of
      Name of Debtor                     of Period    Additions       Deductions      Period
      ---------------                  -----------   -----------     -----------    ------------

YEAR ENDED DECEMBER 31, 1993:
  Seashore Four Associates            $  (592,000)  $  (900,000)    $   926,000    $ (566,000)
  Trump Taj Mahal Associates
    Limited Partnership                   (50,000)     (229,000)        206,000         (73,000)
  Trump's Castle Associates
    Limited Partnership                  (333,000)   (1,138,000)      1,150,000        (321,000)
  Trump Seashore Associates             1,153,000       710,000      (1,000,000)        863,000
  Trump Penthouse Parcel                  (87,000)         -             87,000            -
  Trump Plaza Management Corp.               -       (1,247,000)      1,247,000            -
                                      ------------  ------------    ------------   ------------
                                      $    91,000   $(2,804,000)    $ 2,616,000    $    (97,000)
                                      ============  ============    ============   =============


YEAR ENDED DECEMBER 31, 1992:
  Seashore Four Associates            $  (665,000)  $  (900,000)    $   973,000      $ (592,000)
  Trump Taj Mahal Associates
    Limited Partnership                  (222,000)     (295,000)        467,000         (50,000)
  Trump's Castle Associates
    Limited Partnership                  (345,000)   (1,018,000)      1,030,000        (333,000)
  Trump Seashore Associates             1,415,000       738,000      (1,000,000)      1,153,000
  Trump Penthouse Parcel                  (26,000)      162,000        (223,000)        (87,000)
  Trump Crystal Tower Associates
    Limited Partnership                   285,000       146,000        (431,000)           -
  Trump Plaza Management Corp.               -         (708,000)        708,000            -
  Other affiliated companies               23,000          -            (23,000)           -
                                      -----------   -----------     -----------      ----------
                                      $   465,000   $(1,875,000)    $ 1,501,000      $   91,000
                                      ===========   ============    ===========      ==========


YEAR ENDED DECEMBER 31, 1991:
  Seashore Four Associates            $   (83,000)  $  (900,000)    $   318,000  $  (665,000)
  Trump Taj Mahal Associates
    Limited Partnership                   (53,000)     (344,000)        175,000     (222,000)
  Trump's Castle Associates
    Limited Partnership                  (431,000)   (1,165,000)      1,251,000     (345,000)
  Trump Seashore Associates             1,356,000     1,159,000      (1,100,000)   1,415,000
  Trump Penthouse Parcel                  (65,000)       39,000            -         (26,000)
  Helicopter Air Services Inc.            218,000          -           (218,000)       -
  Trump Crystal Tower Assoc.
    Limited Partnership                  (708,000)       57,000         936,000      285,000
  Trump Shuttle                           113,000      (113,000)           -            -
  Trump Sports and Entertainment           75,000       (75,000)           -            -
  Other affiliated companies               21,000         2,000            -          23,000
                                      -----------   -----------     -----------   ----------
                                      $   443,000   $(1,340,000)    $ 1,362,000   $  465,000
                                      ===========   ===========     ===========   ==========





     All of the above amounts are noninterest bearing and are due on demand.

                                                                    SCHEDULE V
                    TRUMP PLAZA HOLDING ASSOCIATES AND
                    ----------------------------------
                         TRUMP PLAZA ASSOCIATES
                         ----------------------
                         PROPERTY AND EQUIPMENT
                         ----------------------
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
          ----------------------------------------------------


                                                                Other Changes-
                      Balance at                                  Additions          Balance at
                      Beginning     Additions                   (Deductions)           End of
                      of Period     at Cost      Retirements        (A)                Period
                     -----------   -----------   -----------    ------------       ------------
YEAR ENDED
DECEMBER 31, 1993:

 Land and land
  improvements       $ 34,907,000  $   383,000   $      -       $    323,000       $ 35,613,000
 Buildings and
  building
  improvements        293,908,000      218,000          -          1,491,000        295,617,000
 Furniture,
  fixtures and
  equipment            74,622,000    5,912,000          -         (2,361,000)        78,173,000
 Leasehold
  improvements          2,378,000        -              -             26,000          2,404,000
 Construction in
  progress              3,924,000    3,539,000          -         (3,679,000)         3,784,000
                      -----------   ----------     ----------    -----------        -----------
                     $409,739,000  $10,052,000          -       $ (4,200,000)      $415,591,000
                      ===========   ==========     ==========    ===========        ===========



YEAR ENDED
DECEMBER 31, 1992:
 Land and land
  improvements      $ 34,760,000  $   100,000    $      -       $     47,000       $ 34,907,000
 Buildings and
  building
  improvements       292,364,000      408,000           -          1,136,000        293,908,000
 Furniture,
  fixtures and
  equipment           69,968,000    4,019,000       (811,000)      1,446,000         74,622,000
 Leasehold
  improvements         2,378,000         -              -               -             2,378,000
 Construction in
  progress             2,437,000    4,116,000           -         (2,629,000)         3,924,000
                     -----------   ----------     ----------     -----------        -----------
                    $401,907,000  $ 8,643,000    $  (811,000)   $       -          $409,739,000
                     ===========   ==========     ==========     ===========        ===========

YEAR ENDED
DECEMBER 31, 1991:
 Land and land
  improvements      $ 34,747,000  $     1,000    $      -       $     12,000       $ 34,760,000
 Buildings and
  building
  improvements       291,206,000      281,000           -            877,000        292,364,000
 Furniture,
  fixtures and
  equipment           65,930,000    2,026,000       (163,000)      2,175,000         69,968,000
 Leasehold
  improvements         2,378,000        -               -               -             2,378,000
 Construction in
  progress             2,300,000    3,201,000           -         (3,064,000)         2,437,000
                     -----------   ----------     ----------     -----------        -----------
                    $396,561,000  $ 5,509,000    $  (163,000)   $       -          $401,907,000
                     ===========   ==========     ==========     ===========       ============


(A) Represents reclassification of completed capital projects to in-service classifications.

                                                                SCHEDULE VI

                   TRUMP PLAZA HOLDING ASSOCIATES AND
                   ----------------------------------
                         TRUMP PLAZA ASSOCIATES
                         ----------------------
                ACCUMULATED DEPRECIATION AND AMORTIZATION
                -----------------------------------------
                        OF PROPERTY AND EQUIPMENT
                        -------------------------
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
          ----------------------------------------------------
                                           Additions
                             Balance at    Charged to    Transfers         Balance at
                             Beginning     Costs and      and              End of
                             of Period     Expenses     Retirements        Period
                             ---------     ----------   -----------        ----------
YEAR ENDED DECEMBER 31, 1993

  Land improvements          $  1,340,000  $   195,000  $      -          $  1,535,000
  Buildings and building
    improvements               52,463,000    7,554,000         -            60,017,000
  Furniture, fixtures and
    equipment                  54,477,000    9,243,000   (4,200,000)(A)     59,520,000
  Leasehold improvements        1,193,000      185,000         -             1,378,000
                              -----------   ----------   ----------        -----------
                             $109,473,000  $17,177,000  $(4,200,000)      $122,450,000
                              ===========   ==========   ==========        ===========

YEAR ENDED DECEMBER 31, 1992:
  Land improvements          $  1,177,000  $   163,000  $      -          $  1,340,000
  Buildings and building
    improvements               41,827,000    7,493,000    3,143,000(A)      52,463,000
   Furniture, fixtures and
    equipment                  51,060,000    7,371,000   (3,954,000)(A),(B) 54,477,000
  Leasehold improvements        1,009,000      184,000         -             1,193,000
                              -----------   ----------   ----------        -----------
                             $ 95,073,000  $15,211,000  $  (811,000)      $109,473,000
                              ===========   ==========   ==========        ===========

YEAR ENDED DECEMBER 31, 1991:
  Land improvements          $  1,023,000  $   154,000  $      -          $  1,177,000
  Buildings and building
    improvements               34,797,000    7,030,000         -            41,827,000
  Furniture, fixtures and
    equipment                  43,320,000    7,903,000     (163,000)(B)     51,060,000
  Leasehold improvements          826,000      183,000         -             1,009,000
                              -----------   ----------   ----------        -----------
                             $ 79,966,000  $15,270,000  $  (163,000)      $ 95,073,000
                              ===========   ==========   ==========        ===========




(A) Represents reclassification of certain capital projects to appropriate classifications.

(B) Includes retirements of $811,000, and $163,000 in 1992, and 1991 respectively.

                                                               SCHEDULE VIII

                   TRUMP PLAZA HOLDING ASSOCIATES AND
                   ----------------------------------
                         TRUMP PLAZA ASSOCIATES
                         ----------------------
                    VALUATION AND QUALIFYING ACCOUNTS
                    ---------------------------------
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
          ----------------------------------------------------

                                Balance at    Charged to    Other            Balance at
                                 Beginning    Costs and     Changes            End of
                                 of Period    Expenses    (Deductions)         Period
                               -----------   ----------   ------------       -----------
YEAR ENDED DECEMBER 31, 1993:

  Allowance for doubtful
    accounts                   $14,402,000   $   90,000   $ (3,876,000)(A)   $10,616,000
                                ==========    =========    ===========        ==========

  Valuation allowance for
    interest differential on
    CRDA bonds                 $ 1,934,000   $1,047,000   $       -          $ 2,981,000
                                ==========    =========    ===========       ===========

YEAR ENDED DECEMBER 31, 1992:
  Allowance for doubtful
    accounts                   $20,231,000   $4,675,000   $(10,504,000)(A)   $14,402,000
                                ==========    =========    ===========       ===========

  Valuation allowance for
    interest differential on
    CRDA bonds                $ 1,385,000    $  645,000  $    (96,000)(B)    $ 1,934,000
                               ==========     =========   ===========         ==========

YEAR ENDED DECEMBER 31, 1991:
  Allowance for doubtful
    accounts                  $19,373,000    $5,234,000  $ (4,376,000)(A)    $20,231,000
                               ==========     =========   ===========         ==========

  Valuation allowance for
    interest differential on
    CRDA bonds                $ 1,157,000    $  219,000  $      9,000 (B)    $ 1,385,000
                               ==========     =========   ===========         ==========











                   (A)  Write-off of uncollectible accounts.

                   (B)  Write-off of allowance applicable to
                        contribution of CRDA deposits.

                                                                SCHEDULE X

                   TRUMP PLAZA HOLDING ASSOCIATES AND
                   ----------------------------------
                         TRUMP PLAZA ASSOCIATES
                         ----------------------
               SUPPLEMENTARY INCOME STATEMENT INFORMATION
               ------------------------------------------
          FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
          ----------------------------------------------------
                                                Charged to Costs and Expenses
                                                -----------------------------
              Item                             1993           1992          1991
              ----                             ----           ----          ----

Taxes, other than payroll and
  income taxes:
Gaming taxes                             $ 21,345,000   $ 21,085,000  $ 18,429,000
                                          ===========    ===========   ===========

Real estate taxes                        $  7,662,000   $ 10,967,000   $ 7,818,000
                                          ===========    ===========   ===========

Advertising costs                        $  5,225,000   $  5,869,000   $ 4,810,000
                                          ===========    ===========   ===========
