Form 10-Q
period 1994-03-31
TRUMP PLAZA HOLDING ASSOCIATES; TRUMP PLAZA FUNDING INC
filed 1994-05-12
CIK 897729, 791445

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934


    For the quarterly period ended:    MARCH 31, 1994


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

    For the transition period _______________ to ______________.

    Commission file number:            2-0219

                             TRUMP PLAZA FUNDING, INC.
              (Exact name of Registrant as specified in its charter)

             NEW JERSEY                             13-3339198
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)



    MISSISSIPPI AVENUE AND THE BOARDWALK
    ATLANTIC CITY, NEW JERSEY                           08401
    (Address of principal executive                  (Zip Code)
     offices)

                                  (609) 441-6526
               (Registrant's telephone number, including area code)


                          TRUMP PLAZA HOLDING ASSOCIATES
               (Exact name of Registrant as specified in its charter)

              NEW JERSEY                             22-3213714
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

    MISSISSIPPI AVENUE AND THE BOARDWALK
    ATLANTIC CITY, NEW JERSEY                            08401
    (Address of principal executive                   (Zip Code)
     offices)

                                  (609) 441-6526
               (Registrant's telephone number, including area code)

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                  FORM 10-Q, continued

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been
    subject to such filing requirements for the past 90 days.   Yes X     No


    Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
    Securities  Exchange  Act  of  1934  subsequent  to  the  distribution  of
    securities under a plan confirmed by a court.   Yes X    No


    The number of outstanding shares of Trump Plaza Funding, Inc.'s, common stock as of May 12, 1994, was 100.


                        Total number of pages in this Report: 21

          TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                                 INDEX TO FORM 10-Q

                                                                   Page Number
    PART I -- FINANCIAL INFORMATION
    ITEM 1 -- Financial Statements

    Condensed Balance Sheets of Trump Plaza Funding,Inc.
    as of March 31, 1994 (unaudited) and December 31, 1993.                 1

    Condensed Statements of Income of Trump Plaza Funding, Inc.
    for the Three Months Ended March 31, 1994 and 1993 (unaudited).         2

    Condensed Statement of Capital of Trump Plaza Funding, Inc.
    for the Three Months Ended March 31, 1994 (unaudited).                  3

    Condensed Statements of Cash Flows of Trump Plaza
    Funding, Inc. for the Three Months Ended March 31, 1994
    and 1993 (unaudited).                                                   4

    Condensed Consolidated Balance Sheets of Trump Plaza Holding
    Associates and Trump Plaza Associates as of March 31, 1994
    (unaudited) and December 31, 1993.                                      5

    Condensed Consolidated Statements of Operations of Trump Plaza
    Holding Associates and Trump Plaza Associates for the Three Months
    Ended March 31, 1994 and 1993 (unaudited).                              6

    Condensed Consolidated Statement of Capital (Deficit) of Trump Plaza Holding Associates and Trump Plaza Associates for the Three Months Ended
    March 31, 1994 (unaudited).                                             7

    Condensed Consolidated Statements of Cash Flows of Trump Plaza
    Holding Associates and Trump Plaza Associates for the Three Months Ended
    March 31, 1994 and 1993 (unaudited).                                    8

    Notes to Condensed Financial Statements of Trump Plaza Funding, Inc.,
    Trump Plaza Holding Associates and Trump Plaza Associates.            9-15

    ITEM 2 -- Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  16-18

    PART II -- OTHER INFORMATION

    ITEM 1 -- Legal Proceedings                                          18-19
    ITEM 2 -- Changes in Securities                                       19
    ITEM 3 -- Defaults upon Senior Securities                             19
    ITEM 4 -- Submission of Matters to a Vote of Security Holders         19
    ITEM 5 -- Other Information                                           19
    ITEM 6 -- Exhibits and Reports on Form 8-K                            19

    Signatures - Trump Plaza Funding, Inc.                                20
    Signatures - Trump Plaza Holding Associates                           21

                          PART I - FINANCIAL INFORMATION
    ITEM 1- Financial Statements
                             TRUMP PLAZA FUNDING, INC.
                             CONDENSED BALANCE SHEETS
                       (in thousands, except share amounts)

                                                     March 31,    December 31,
                                                       1994           1993
                                                     ---------     -----------
                                                    (unaudited)
                                      ASSETS

    CURRENT ASSETS:
    Cash                                               $      2      $      2
    Mortgage Interest Receivable                         10,467         1,495
    Receivable From Partnership                             974           974
                                                        -------       -------
         Total Current Assets                            11,443         2,471

    Mortgage Note Receivable                            325,949       325,859
    Receivable From Partnership                           2,949         2,949
                                                        -------       -------
      Total Assets                                     $340,341      $331,279
                                                        =======       =======
                              LIABILITIES AND CAPITAL

    CURRENT LIABILITIES:
    Accrued Interest Payable                           $ 10,467      $  1,495
    Income Taxes Payable                                    974           974
                                                        -------       -------
      Total current liabilities                          11,441         2,469

    10 7/8% Mortgage Bonds, net of
      discount due 2001                                 325,949       325,859
    Deferred Income Taxes Payable                         2,949         2,949
                                                        -------       -------
      Total Liabilities                                 340,339       331,277
                                                        -------       -------
    Common Stock, $.01 par value, 1,000
      shares authorized, 100 shares issued
      and outstanding                                       -             -

    Additional Paid in Capital                                2             2

    Retained Earnings                                       -             -
                                                        -------       -------
      Total Liabilities and Capital                    $340,341      $331,279
                                                        =======       =======




                  The accompanying notes are an integral part of
                          these condensed balance sheets.

                             TRUMP PLAZA FUNDING, INC.
                          CONDENSED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                    (unaudited)
                                  (in thousands)





                                                          1994           1993
                                                         ------         ------
    Interest Income From Partnership                    $ 9,062        $ 6,750

    Preferred Partnership Investment
      Income                                                -            1,906
    Reimbursement for Income Taxes                          -              904
    Interest Expense                                     (9,062)        (6,750)
    Director's Fees and Related
      Expenses                                              -             (121)
                                                         ------         ------

    Income Before Provision for Taxes                       -            2,689

    Provision for Income Taxes                              -              904
                                                         ------         ------
      Net Income                                        $   -          $ 1,785

                                                         ======         ======





















                    The accompanying notes are an integral part
                     of these condensed financial statements.

                             TRUMP PLAZA FUNDING, INC.
                          CONDENSED STATEMENT OF CAPITAL
                     FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                    (unaudited)
                        (in thousands except share amounts)

                               Common Stock
                              --------------
                                                Additional
                           Number of             Paid In    Retained
                            Shares     Amount    Capital    Earnings   Total
                           ---------  --------  ---------   --------  -------
Balance December 31, 1993  100         -      $    2           -        $   2

    Net Income              -          -           -           -            -
                          -----      -----     -----        -----       -----
    Balance,
      March 31, 1994       100         -      $    2           -       $    2
                          =====      =====     =====        =====       =====
































                  The accompanying notes are an integral part of
                       these condensed financial statements.

                              TRUMP PLAZA FUNDING, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)

                                                           1994           1993
                                                         --------       --------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                          $   -          $ 1,785
    Adjustments to Reconcile Net Income
      To Net Cash Flows Provided by
      (Used In) Operating Activities:
    Accretion of discount on indebtedness                    90            -
    Preferred Stock Accretion                               -             (155)
    Deferred income taxes payable                           -               53
                                                         ------         ------
                                                             90          1,683

    Decrease in receivable from Partnership                 -              847
    (Increase) decrease in interest receivable           (8,972)         6,748
    Increase (decrease) in interest payable               8,972         (6,748)
    Increase in income tax payable                          -              851
                                                         ------         ------
    Net Cash Flows Provided By Operating Activities         -            3,381
                                                         ------         ------
    CASH FLOWS FROM INVESTING ACTIVITIES:
      Preferred Stock Dividends                             -           (3,502)
                                                         ------         ------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital Contribution                                    -              121
    Increase in Mortgage Note Receivable                    (90)           -
                                                         ------         ------

    Net Cash Flows Provided By (Used In)
      Financing Activities                                  (90)           121
                                                         ------         ------

    Net Change in Cash                                      -              -

    Cash at Beginning of Year                                 2              2
                                                         ------         ------

    Cash at March 31,                                   $     2        $     2
                                                         ======         ======










                    The accompanying notes are an integral part of
                        these condensed financial statements.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                        ASSETS
                                                    March 31,       December 31,
     CURRENT ASSETS:                                  1994             1993
                                                   -----------      -----------
                                                   (unaudited)
      Cash and cash equivalents                      $ 16,376         $ 14,393
      Receivables, net                                  5,766            6,957
      Inventories                                       3,406            3,566
      Receivable from affiliates, net                     562              -
      Other current assets                              1,695            2,701
                                                      -------          -------
        Total current assets                           27,805           27,617


    PROPERTY AND EQUIPMENT, net                       295,478          293,141
    LAND RIGHTS                                        29,966           30,058
    OTHER ASSETS                                       22,801           23,682
                                                      -------          -------
        Total Assets                                 $376,050         $374,498
                                                      =======          =======
                               LIABILITIES AND CAPITAL
    CURRENT LIABILITIES:
      Current maturities of long-term debt           $  1,659         $  1,633
      Accounts payable and accrued expenses            25,922           24,554
      Accrued interest payable                         12,786            1,829
      Due to affiliate, net                               -                 97
      Distribution Payable to Trump Plaza
       Funding, Inc.                                      974              974
                                                      -------         --------
        Total Current Liabilities                      41,341           29,087

    LONG-TERM DEBT, net of discount and current
      maturities                                      396,148          395,948
    DISTRIBUTION PAYABLE TO
      TRUMP PLAZA FUNDING, INC.                         2,949            2,949
    DEFERRED STATE INCOME TAXES                           210            1,224
                                                      -------         --------

        Total Liabilities                             440,648          429,208
                                                      -------         --------
    CAPITAL:
      Partners' Deficit                               (78,772)         (78,772)
      Retained Earnings                                14,174           24,062
                                                      -------          -------
        Total Deficit                                 (64,598)         (54,710)
                                                      -------          -------
        Total Liabilities and Capital                $376,050         $374,498
                                                      =======          =======

                     The accompanying notes are an integral part
                   of these condensed consolidated balance sheets.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)
                                                   For the Three
                                                    Months Ended
                                                     March 31,
                                                   -------------
                                               1994            1993
                                             --------        --------
    Revenues:
      Gaming                                  $54,157         $60,680
      Rooms                                     3,631           3,635
      Food and Beverage                         8,383           9,468
      Other                                     1,820           1,886
                                              -------         -------
         Gross Revenues                        67,991          75,669

    Less- Promotional allowances                6,988           7,511
                                              -------         -------

     Net Revenues                              61,003          68,158
                                              -------         -------
    COSTS AND EXPENSES:
      Gaming                                   31,112          33,647
      Rooms                                       682             662
      Food and Beverage                         3,531           3,888
      General and Administrative               18,311          18,094
      Depreciation and Amortization             3,922           4,363
      Other                                       840             921
                                              -------         -------
                                               58,398          61,575
                                              -------         -------

         Income from operations                 2,605           6,583
                                              -------         -------
    NON-OPERATING INCOME AND
      (EXPENSES):
      Interest income                             102             125
      Interest expense                        (12,129)         (7,553)
      Other non-operating expense              (1,480)            (59)
                                              -------         -------
                                              (13,507)         (7,487)
                                              -------         -------
    Loss before benefit
      for state income
      taxes                                   (10,902)           (904)

    BENEFIT FOR STATE
      INCOME TAXES                             (1,014)            (73)
                                              -------         -------
        Net Loss                              $(9,888)        $  (831)
                                              =======         =======

                The accompanying notes are an integral part of these
                     condensed consolidated financial statements.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                      FOR THE THREE MONTHS ENDED MARCH 31, 1994
                                     (unaudited)
                                    (in thousands)


                                       Partners'      Retained
                                       Capital        Earnings        Total
                                       --------       --------     -----------
    Balance,
      December 31, 1993               $(78,772)       $24,062       $(54,710)

    Net Loss                               -           (9,888)        (9,888)
                                       -------         ------        -------

    Balance,
      March 31, 1994                  $(78,772)       $14,174       $(64,598)
                                       =======         ======        =======



































                     The accompanying notes are an integral part
                of these condensed consolidated financial statements.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)
                                                             1994        1993
                                                          ----------  ----------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                               $(9,888)    $  (831)
    Adjustments to reconcile net loss to
      net cash flows from operating activities-
       Noncash charges-
        Depreciation and amortization                        3,922       4,363
        Accretion of discounts on indebtedness                 455         -
        Provisions for losses on receivables                   246         177
        Deferred state income taxes                         (1,014)        (73)
                                                            ------      ------
                                                            (6,279)      3,636

        Decrease in receivables                                945         812
        Decrease in inventories                                160         242
        Increase in advances to affiliates                    (659)       (131)
        Decrease in other current assets                     1,006       1,140
        Decrease(increase) in other assets                     879      (1,573)
        Increase in accounts payable and
          accrued expenses                                   1,368       1,890
        Increase (decrease)in accrued interest payable      10,957      (6,348)
                                                            ------      ------
         Net cash flows provided by (used in) operating
          activities                                         8,377        (332)
                                                            ------      ------
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net                 (6,165)     (2,359)
                                                            ------      ------
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred Partnership Interest
      Distribution                                             -        (3,623)
    Additional Borrowings                                      158          97
    Payments and current maturities of
      long-term debt                                          (387)       (312)
                                                            ------      ------

        Net cash flows used in financing activities           (229)     (3,838)
                                                            ------      ------
    Net increase (decrease) in cash and
          cash equivalents                                   1,983      (6,529)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          14,393      18,802
                                                            ------      ------

    CASH AND CASH EQUIVALENTS AT MARCH 31,                 $16,376     $12,273
                                                            ======      ======
    CASH INTEREST PAID                                     $   172     $13,901
                                                            ======      ======

                   The accompanying notes are an integral part of
                  these condensed consolidated financial statements.

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)


    1. CONDENSED FINANCIAL STATEMENTS:

    The accompanying condensed financial statements include those of Trump Plaza Funding, Inc. (the "Company"), a New Jersey General Corporation as well as those of Trump Plaza Holding Associates, ("Holding") a New Jersey General Partnership, and its 99% owned subsidiary, Trump Plaza Associates, (the "Partnership") a New Jersey General Partnership, which owns and operates Trump Plaza Hotel and Casino located in Atlantic City, New Jersey. The Company owns the remaining 1% interest in the Partnership. Holding's sole source of liquidity is distributions in respect of its interest in the Partnership.

    All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements of Holding. The minority interest in the Partnership has not been separately reflected in the consolidated financial statements of Holding since it is not material.

    The accompanying condensed financial statements have been prepared by the Company, Holding and the Partnership without audit. In the opinion of the Company, Holding and the Partnership, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made. Certain prior year amounts have been reclassified to conform with the current period presentation.

    The accompanying condensed financial statements have been prepared by the Company, Holding and the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's, Holding's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission.

    The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 1994 are not necessarily indicative of the operating results for a full year.

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    2.  LONG-TERM DEBT :

    Long-term debt consists of the following:
                                                   March 31,     December 31,
                                                     1994           1993
                                                 ------------    -----------
    Company:
      10 7/8% Mortgage Notes, due 2001 net
        of unamortized discount of $4,051,000
        in 1994 (A)                             $325,949,000    $325,859,000
                                                 ===========     ===========
    Holding and the Partnership:

    Partnership
      Partnership Note (10 7/8% Mortgage Notes,
        due 2001 net of unamortized discount of
       $4,051,000 in 1994) (A)                  $325,949,000    $325,859,000
      Mortgage notes payable (C)                   6,291,000       6,410,000
      Other notes payable                            950,000       1,060,000
                                                 -----------     -----------
                                                 333,190,000     333,329,000
           Less - Current maturities               1,659,000       1,633,000
                                                 -----------     -----------
                                                 331,531,000     331,696,000
    Holding
      PIK Notes (12 1/2% Notes due 2003 net
      of discount of $10,946,000 in 1994) (B)     64,617,000      64,252,000
                                                 -----------     -----------
                                                $396,148,000    $395,948,000
                                                 ===========     ===========

    (A) On June 25, 1993 the Company issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Mortgage Notes"), net of discount of $4,313,000. Net proceeds of the Offering were used to redeem all of the Company's outstanding $225,000,000 principal amount 12% Mortgage Bonds, due 2002 (the "Mortgage Bonds"), and together with other funds (see (B) Pay-In-Kind Notes), all of the Company's Stock Units, comprised of $75,000,000 liquidation preference participating cumulative redeemable Preferred Stock with associated shares of Common Stock, to repay $17,500,000 principal amount 9.14% Regency Note due 2003, to make a portion of the Special Distribution and to pay transaction expenses.

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

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)
    2.  LONG-TERM DEBT CONT.:

         The Mortgage Note Indenture contains certain covenants limiting the ability of the Partnership to incur indebtedness, including indebtedness secured by liens on Trump Plaza. In addition, the Partnership may, under certain circumstances, incur up to $25.0 million of indebtedness to finance the expansion of its facilities, which indebtedness may be secured by a lien on the Boardwalk Expansion Site (See Note 6 Future Expansion) senior to the liens of the Note Mortgage and Guarantee Mortgage thereon. The Mortgage Notes represent the senior indebtedness of the Company. The Partnership Note and the Guarantee rank pari passu in right of payment with all existing and future senior indebtedness of the Partnership.

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

    (B) On June 25, 1993 Holding issued $60,000,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. The Warrants are exercisable following the earlier of certain triggering events or June 15, 1996.

         The PIK Notes mature on June 15, 2003 and bear interest at the rate of 12 1/2 % per annum from the date of issuance, payable semi-annually on each June 15 and December 15, commencing December 15, 1993. At the option of Holding, interest is payable in whole or in part, in cash or, in lieu of cash, through the issuance of additional PIK Notes valued at 100% of their principal amount. The ability of Holding to pay interest in cash on the PIK Notes is entirely dependent on the ability of the Partnership to distribute available cash, as defined, to Holding for such purpose.

         On December 15, 1993, the Partnership elected to issue in lieu of cash, an additional $3,562,000 in PIK Notes to satisfy its semi-annual PIK Note interest obligation.

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

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    2.  LONG-TERM DEBT CONT.:

    (C) Interest on these notes are payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1994 and 1998 and are secured by real property.

    3.  INCOME TAXES:

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

    The accompanying condensed financial statements of the Company include a provision for Federal income taxes, based on distributions from the Partnership relating to the Company's Preferred Stock which was redeemed on June 25, 1993. The Company will be reimbursed for such income taxes by the Partnership. The accompanying condensed consolidated financial statements of Holding and the Partnership do not include a provision for Federal income taxes since any income or losses allocated to its partners are reportable for Federal income tax purposes by the partners.

    Under  the   New  Jersey   Casino  Control  Commission   regulations,  the
    Partnership is required to file a New Jersey corporation business tax return. Accordingly, a benefit for state income taxes has been reflected in the accompanying condensed consolidated financial statements of Holding and the Partnership.

    The Partnership's deferred state income taxes result primarily from differences in the timing of reporting of depreciation for tax and financial statement purposes.

    4.  CASINO LICENSE RENEWAL:

    The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Act") the Partnership is required to maintain certain licenses.

    In April, 1993, the New Jersey Casino Control Commission ("CCC") renewed the Partnership's license to operate Trump Plaza. This license must be renewed in June, 1995, is not transferable and will include a review of the financial stability of the Partnership. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Act allows

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)


    4.  CASINO LICENSE RENEWAL CONT.:

    for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

    5.  LEGAL PROCEEDINGS:

    The Partnership, its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, the Partnership has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

    Various other legal proceedings are now pending against the Partnership. The Partnership considers all such other proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The Partnership believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations.

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

    6.  FUTURE EXPANSION:

    In 1993, the Partnership received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities (the "Boardwalk Expansion Site"). On June 25, 1993, Donald J. Trump ("Trump") transferred title to the Boardwalk Expansion Site to a lender in exchange for a reduction in indebtedness to such lender in an amount equal to the sum of fair market value of the Boardwalk Expansion Site and all rent payments made to such lender by Trump under the Boardwalk Expansion Site Lease. On June 25, 1993, the lender leased the Boardwalk Expansion Site to Trump (the "Boardwalk Expansion Site Lease") for a term of five years, which expires on June 30, 1998, during which time Trump is obligated to pay the lender $260,000 per month in lease payments. In October 1993, the Partnership assumed the Boardwalk Expansion Site Lease and related expenses.

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)
    6.  FUTURE EXPANSION CONT.:

    On June 25, 1993, the Partnership acquired a five-year option to purchase the Boardwalk Expansion Site (the "Option"). In addition, the Partnership has a right of first refusal upon any proposed sale of all or any portion of the Boardwalk Expansion Site during the term of the Option. Until such time as the Option is exercised or expires, the Partnership will be obligated, from and after the date it entered into the Option, to pay the net expenses associated with the Boardwalk Expansion Site. During the three months ended March 31, 1994 the Partnership incurred $1.3 million of such expenses. Under the Option, the Partnership has the right to acquire the Boardwalk Expansion Site for a purchase price of $26.0 million through 1994, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. The CCC has required that the Partnership exercise the Option or its right of first refusal no later than July 1, 1995. If the Partnership defaults in making payments due under the Option, the Partnership would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by the Partnership pursuant to the Option during the term thereof and (b) the cost of demolition of all improvements then located on the Boardwalk Expansion Site.

    As of March 31, 1994, the Partnership had capitalized approximately $4.9 million in construction costs related to the Boardwalk Expansion Site. The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Option would be dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Indenture and the PIK Note Indenture and requires the consent of certain of Trump's personal creditors. The Partnership's ability to develop the Boardwalk Expansion Site would be dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that it will be able to generate sufficient cash flow from operations. In addition, exercise of the Option or the right of first refusal requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise the Option or such right.

    The accompanying financial statements do not include any adjustments that may be necessary should the Partnership be unable to exercise the Option.

    7.  ADVANCES TO DONALD J. TRUMP:

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

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    7.  ADVANCES TO DONALD J. TRUMP CONT.:

    The aggregate purchase price payable for the assets subject to the Chemical Option Agreement is $80 million. Under the terms of the Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. In addition, the Chemical Option Agreement provides for an expiration of the option on May 6, 1994, subject to an extension until June 30, 1994 upon payment of an additional $250,000 on or prior to May 6, 1994. The $1 million payment and the $250,000 payment may be credited against the $80 million purchase price. The Chemical Option Agreement does not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all, of such assets.

    In connection with the execution of the Chemical Option Agreement, Trump agreed with the Partnership that, if Trump is able to acquire the Trump Regency pursuant to the exercise of the option, he would make the Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that the Partnership would not be required to pay any additional consideration to Trump in connection with any assignment of the option to purchase the Trump Regency. On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, which was made on that date. Because of, among other things, the likelihood that a financing transaction that would provide the funds to acquire the assets subject to the Chemical Option Agreement would not be completed by the June 30, 1994 expiration date, the $250,000 payment that was due on or prior to May 6, 1994 in order to extend the option until June 30, 1994 has not been made. Trump, Chemical and ACFH have discussed the terms of an extension of the option exercise period and the modification of other conditions to the Chemical Option Agreement. The parties have reached a tentative agreement in regards to an extension of the option through September 30, 1994 and certain other modifications to the Chemical Option Agreement.

    Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

    CAPITAL RESOURCES AND LIQUIDITY

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

    In July 1993, the Partnership received approval from the CCC, subject to certain conditions, for the expansion of its hotel facilities on the Boardwalk Expansion Site. The expansion will enable the Partnership to increase Trump Plaza's casino floor space by 30,000 square feet. Management anticipates that cash from operations, including the additional revenues anticipated to be provided by the expansion of the casino floor together with Atlantic City Casino Reinvestment Development Authority credits, will provide the working capital needed to renovate the Boardwalk Expansion Site, although no assurances can be given that cashflow from operations will be sufficient for such purpose. See Note 6 to the Condensed Financial Statements -- Future Expansion.

    Cash flow from operating activities is the Partnership's principal source of liquidity. For the three months ended March 31, 1994, net cash from operating activities was $8,377,000. Interest on the Mortgage Bonds was payable semiannually on March 15 and September 15, while interest on the Mortgage Notes is payable semiannually on each June 15 and December 15, commencing December 15, 1993. The increase of $8,709,000 in net cash provided by operating activities as compared to the comparable period in 1993 reflects the aforementioned changes in payments of accrued interest on the Mortgage Bonds. For the three months ended March 31, 1994, cash and cash equivalents of $16,376,000 reflects an overall increase of $1,983,000 from $14,393,000 at December 31, 1993 which is primarily the result of improvements in cash flows from operating activities.

    Capital expenditures of $6,165,000 for the three months ended March 31, 1994 increased approximately $3,806,000, from the comparable period in 1993 and was primarily attributable to the refurbishing costs associated with the Boardwalk Expansion Site, and the expansion of the casino floor. These expenditures were financed from funds generated from operations. The Boardwalk Expansion Site described in Note 6 to the Condensed Financial Statements, may require additional borrowings.

    At March 31, 1994, the Partnership had a combined working capital deficit totalling approximately $13,536,000, compared to a working capital deficit of $1,470,000 at December 31, 1993.

    Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

    CAPITAL RESOURCES AND LIQUIDITY CONT.

    Pursuant to the terms of the Partnership Agreement, prior to amendment on June 25, 1993, which eliminated such distribution requirements arising from costs incurred subsequent to the June 25, 1993 Amendment, the Partnership was required to make certain periodic distributions to the Company and Trump sufficient to pay taxes attributable to distributions received from the Partnership, any amounts required to be paid to directors as fees or pursuant to indemnification obligations, premiums on directors' and officers' liability insurance and other reasonable general and administrative expenses. The Partnership was also required to distribute to the Company, to the extent of cash available therefrom, funds sufficient to enable the Company to pay dividends on, and the redemption price of its Stock Units. For the three months ended March 31, 1994, no distributions were made and for the comparable period in 1993, such distributions were $3,623,000.

    Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, the Partnership pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under this Agreement, $290,000 was charged to expense for the three months ended March 31, 1994.

    The Mortgage Note Indenture and the PIK Note Indenture restrict the ability of the Partnership to make distributions to its partners, including restrictions relating to the achievement of certain financial ratios. Subject to the satisfaction of these restrictions, the Partnership may make distributions to its partners with respect to their Partnership interests.

    The financial information presented below reflects the results of operations of the Partnership. Since the Company and Holding have no business operations other than its interest in the Partnership, their results of operations are not discussed below.

    COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993

    OPERATING REVENUES AND EXPENSES

    Gaming revenues were $54,157,000 for three months ended March 31, 1994, a decrease of $6,523,000 or 10.7% from gaming revenues of $60,680,000 for the comparable period in 1993. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues. These results were impacted by a number of major ice and snow storms throughout the northeastern United States, which severely restricted travel in the region. Bad weather also impacted results for the three months ended March 31, 1993; however, the weather during the comparable period in 1994 was much more severe.

    Slot revenues were $33,350,000 for the three months ended March 31, 1994, a decrease of $4,139,000 or 11.0% from $37,489,000 in 1993.

    COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 1994 AND 1993

    OPERATING REVENUES AND EXPENSES

    Table games revenues were $20,807,000 for the three months ended March 31, 1994, a decrease of $2,384,000 or 10.3%, from $23,191,000 in the comparable period 1993. This decrease was primarily due to a reduction in table games drop (i.e., the dollar value of chips purchased) by 11.3%, for the three months ended March 31, 1994, from 1993, slightly offset by an increase in the table games hold percentage to 15.9% (the percentage of table drop retained by the Partnership) for the three months ended March 31, 1994 from 15.7% in the comparable period in 1993.

    Other revenues were $13,834,000 for the three months ended March 31, 1994, a decrease of $1,155,000 or 7.7%, from other revenues of $14,989,000 in the comparable period in 1993. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The decrease primarily reflects decreases in food and beverage revenues attendant to reduced levels of gaming activity, and reduced promotional expenses.

    Promotional allowances were $6,988,000 for the three months ended March 31, 1994, a decrease of $523,000 or 7.0% from promotional allowances of $7,511,000 in 1993. This reduction is primarily attributable to a reduction in gaming activity during the three months ended March 31, 1994.

    Gaming costs and expenses were $31,112,000 for the three months ended March 31, 1994, a decrease of $2,535,000, or 7.5%, from gaming costs and expenses of $33,647,000 for the comparable period in 1993. This decrease was primarily due to decreased promotional and operating expense and taxes associated with decreased levels of gaming revenues from the comparable period in 1993.

    Income from operations was $2,605,000 for the three months ended March 31, 1994, a decrease of $3,978,000, or 60.4% from income from operations of $6,583,000 for the comparable period in 1993.

    Net interest expense was $12,027,000 for the three months ended March 31, 1994, an increase of $4,599,000, or 61.9% from net interest expense of $7,428,000 in the comparable period in 1993. This is attributable to interest expense associated with the Mortgage Notes and PIK Notes.

    Other  non-operating expense  was $1,480,000  for the  three months  ended
    March 31, 1994, an increase of $1,421,000 from non-operating expense of $59,000 for the comparable period in 1993. This increase is directly attributable to costs associated with the Boardwalk Expansion Site. See
    Note 6 to Condensed Consolidated Financial Statements -- Future Expansion.

                            PART II - OTHER INFORMATION

    ITEM 1 -- LEGAL PROCEEDINGS

    (a) The Partnership, its partners, certain members of its former Executive Committee and certain of its employees are involved in various legal proceedings, some of which are described below. The Partnership agreed to indemnify such persons and entities, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

    ITEM 1 -- LEGAL PROCEEDINGS

         Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

    (b) Reference is made to the description of the legal proceedings contained in the Company's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission.

    (c) Penthouse Litigation. In April, 1993, the Partnership filed a motion to dismiss certain claims in the federal court action, based on the favorable decision in the state court action. On July 15, 1993, the court acted favorably on the Partnerships' motion and dismissed the federal court action in its entirety.

         With respect to the state court proceeding, a judgement was entered on October 13, 1993, dismissing with prejudice all claims against Donald Trump and Trump Plaza Associates. On November 5, 1993, BPHC filed a motion seeking to have this judgement declared interlocutory in nature, rather than final. The Partnership intends to oppose this motion.

    ITEM 2 -- CHANGES IN SECURITIES

              None

    ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

              None

    ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

    ITEM 5 -- OTHER INFORMATION

    On April 21, 1994, Mr. William Velardo resigned from his position with the Company. Mr. Velardo had been serving as Chief Operating Officer of the Company since Mr. Kevin DeSanctis' resignation from the Company on March 7, 1994. Mr. Nicholas R. Ribis, Chief Executive Officer of the Partnership, is currently serving as acting Chief Operating Officer of the Company until a successor to Mr. Velardo is appointed.

    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

              a. Exhibits: None.

              b. Current Reports on Form 8-K: None

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            TRUMP PLAZA FUNDING, INC.
                                                 (Registrant)





    Dated: May 12, 1994                      By: ___________________________
                                               Francis X. McCarthy, Jr.
                                               Vice President, Chief Financial
                                               Officer and Principal Accounting
                                               Officer
                                               (Duly Authorized Officer and
                                               Chief Accounting Officer)

                                       SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            TRUMP PLAZA HOLDING ASSOCIATES
                                                 (Registrant)





    Dated: May 12, 1994                      By: ___________________________
                                                 Francis X. McCarthy, Jr.
                                                 Chief Financial and Accounting
                                                 Officer
                                                 (Duly Authorized Officer and
                                                 Chief Accounting Officer)