Form 10-Q
period 1994-06-30
TRUMP PLAZA HOLDING ASSOCIATES; TRUMP PLAZA FUNDING INC
filed 1994-08-12
CIK 897729, 791445

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934


     For the quarterly period ended:    June 30, 1994


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

                                   FORM 10-Q, continued

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to
     such filing requirements for the past 90 days.   Yes x  No
                                                         ---    ---

     Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
     plan confirmed by a court.   Yes x  No
                                     ---    ---


     The number of outstanding shares of Trump Plaza Funding, Inc.'s, common stock as of August 11, 1994, was 100.


                          Total number of pages in this Report:

            TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                                  INDEX TO FORM 10-Q
                                                                           Page

     Number
                                                                           -----
     -
     PART I -- FINANCIAL INFORMATION
     ITEM 1 -- Financial Statements

     Condensed Balance Sheets of Trump Plaza Funding,Inc.
     as of June 30, 1994 (unaudited) and December 31, 1993.

     Condensed Statements of Income of Trump Plaza Funding, Inc.
     for the Three Months and Six Months Ended June 30, 1994 and 1993 (unaudited).

     Condensed Statement of Capital of Trump Plaza Funding, Inc.
     for the Six Months Ended June 30, 1994 (unaudited).

     Condensed Statements of Cash Flows of Trump Plaza
     Funding, Inc. for the Six Months Ended June 30, 1994 and 1993 (unaudited).

     Condensed Consolidated Balance Sheets of Trump Plaza Holding
     Associates and Trump Plaza Associates as of June 30, 1994
     (unaudited) and December 31, 1993.

     Condensed Consolidated Statements of Operations of Trump Plaza
     Holding Associates and Trump Plaza Associates for the Three Months and Six Months Ended June 30, 1994 and 1993 (unaudited).

     Condensed Consolidated Statement of Capital (Deficit) of Trump Plaza Holding Associates and Trump Plaza Associates for the Six Months Ended June 30, 1994 (unaudited).

     Condensed Consolidated Statements of Cash Flows of Trump Plaza
     Holding Associates and Trump Plaza Associates for the Six Months Ended June 30, 1994 and 1993 (unaudited).

     Notes to Condensed Financial Statements of Trump Plaza Funding, Inc., Trump Plaza Holding Associates and Trump Plaza Associates.


     ITEM 2 -- Management's Discussion and Analysis of Financial
     Condition and Results of Operations


     PART II -- OTHER INFORMATION

     ITEM 1 -- Legal Proceedings

     ITEM 2 -- Changes in Securities
     ITEM 3 -- Defaults upon Senior Securities
     ITEM 4 -- Submission of Matters to a Vote of Security Holders
     ITEM 5 -- Other Information
     ITEM 6 -- Exhibits and Reports on Form 8-K

     Signatures - Trump Plaza Funding, Inc.


     Signatures - Trump Plaza Holding Associates

                            PART I - FINANCIAL INFORMATION
     ITEM 1- Financial Statements
                              TRUMP PLAZA FUNDING, INC.
                               CONDENSED BALANCE SHEETS
                         (in thousands, except share amounts)

                                                     June 30,       December 31,
                                                       1994             1993
                                                   -----------      ------------
                                                   (unaudited)
                                        ASSETS

     CURRENT ASSETS:
     Cash                                            $      2          $      2
     Mortgage Interest Receivable                       1,495             1,495
     Receivable From Partnership                          974               974
                                                      -------           -------
       Total Current Assets                             2,471             2,471

     Mortgage Note Receivable                         326,041           325,859
     Receivable From Partnership                        2,949             2,949
                                                      -------           -------
       Total Assets                                  $331,461          $331,279
                                                      =======           =======
                               LIABILITIES AND CAPITAL

     CURRENT LIABILITIES:
     Accrued Interest Payable                        $  1,495          $  1,495
     Income Taxes Payable                                 974               974
                                                      -------           -------
       Total Current Liabilities                        2,469             2,469

     10 7/8% Mortgage Bonds, net of
       discount due 2001                              326,041           325,859

     Deferred Income Taxes Payable                      2,949             2,949
                                                      -------           -------
       Total Liabilities                              331,459           331,277
                                                      =======           =======
     Common Stock, $.01 par value, 1,000
       shares authorized, 100 shares issued
       and outstanding,                                  -                 -

     Additional Paid in Capital                             2                 2

     Retained Earnings                                   -                 -
                                                      -------           -------
       Total Liabilities and Capital                 $331,461          $331,279
                                                      =======           =======


                     The accompanying notes are an integral part
                          of these condensed balance sheets.

                              TRUMP PLAZA FUNDING, INC.
                            CONDENSED STATEMENTS OF INCOME
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)



                                             For the Three      For the Six
                                             Months Ended      Months Ended
                                               June 30,          June 30,
                                           ---------------   ----------------
                                            1994      1993     1994      1993
                                           ------    ------   ------    ------
     Interest Income From Partnership    $  9,064   $ 8,010  $ 18,126  $ 14,760
     Preferred Partnership Investment
       Income                                 -       2,087       -       3,993
     Reimbursement for Income Taxes           -         898       -       1,802
     Interest  Expense                     (9,064)   (8,010)  (18,126)  (14,760)
     Director's Fees and Related
       Expenses                               -        (376)      -        (497)
                                          -------    ------   -------   -------

     Income Before Provision for Taxes        -       2,609       -       5,298

     Provision for Income Taxes               -         898       -       1,802
                                          -------    ------   -------   -------

       Net Income                        $    -     $ 1,711  $    -    $  3,496
                                          =======    ======   =======   =======





















                     The accompanying notes are an integral part
                       of these condensed financial statements.

                              TRUMP PLAZA FUNDING, INC.
                            CONDENSED STATEMENT OF CAPITAL
                                     (unaudited)
                         (in thousands except share amounts)



                                 Common Stock
                              ------------------
                                                    Additional
                              Number of             Paid In      Retained
                              Shares    Amount      Capital      Earnings  Total
                             ---------  --------    -----------  --------  -----
     Balance,
       December 31, 1993         100    $  -        $   2       $  -       $   2

     Net Income                   -        -           -           -          -
                                ----     ----        ----        ----       ----

     Balance,
       June 30, 1994             100    $  -        $   2       $  -       $   2
                                ====     ====        ====        ====       ====





























                    The accompanying notes are an integral part of
                        these condensed financial statements.

                              TRUMP PLAZA FUNDING, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)
                                                         1994            1993
                                                       --------        --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                      $    -           $   3,496
     Adjustments to Reconcile Net Income
       To Net Cash Flows Provided by
       Operating Activities:
     Accretion of Indebtedness                            182               -
     Preferred Stock Accretion                            -                (315)
     Deferred income taxes payable                        -               1,802
                                                      -------          --------

                                                          182             4,983

     Decrease in receivable from Partnership              -                 224
     Decrease in interest receivable                      -               7,290
     Decrease in interest payable                         -              (7,290)
                                                      -------          --------

     Net cash flows provided by operating activities      182             5,207
                                                      -------          --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Preferred Stock Dividends                          -              (5,704)
                                                      -------          --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Capital Contribution                               -              35,000
       Distribution from Partnership                      -              40,497
       Increase in Mortgage Note receivable              (182)         (100,687)
       Additional borrowings                              -             325,687
       Payments of current maturities of
         long term debt                                   -            (225,000)
       Redemption of Preferred Stock                      -             (75,000)
                                                      -------          --------
     Net cash flows (used in) provided by
       financing activities                              (182)              497
                                                      -------          --------
     Net Change in Cash                                   -                 -

     Cash at Beginning of Year                              2                 2
                                                      -------          --------
     Cash at June 30,                                $      2         $       2
                                                      =======          ========



                    The accompanying notes are an integral part of
                        these condensed financial statements.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                        ASSETS
                                                      June  30,     December 31,
                                                        1994            1993
                                                    ------------      ----------
                                                     (unaudited)
     CURRENT ASSETS:
       Cash and cash equivalents                    $  11,110         $  14,393
       Receivables, net                                 6,617             6,957
       Inventories                                      3,475             3,566
       Other current assets                             4,259             2,701
                                                     --------          --------
         Total Current Assets                          25,461            27,617

     PROPERTY AND EQUIPMENT, net                      296,625           293,141
     LAND RIGHTS                                       29,874            30,058
     OTHER ASSETS                                      22,581            23,682
                                                     --------          --------
         Total Assets                               $ 374,541         $ 374,498
                                                     ========          ========
                               LIABILITIES AND CAPITAL
     CURRENT LIABILITIES:
       Current maturities of long-term debt         $   3,708         $   1,633
       Accounts payable and accrued expenses           30,421            24,554
       Accrued interest payable                         1,849             1,829
       Due to affiliate, net                              553                97
       Distribution Payable to Trump Plaza
        Funding, Inc.                                     974               974
                                                     --------          --------
         Total Current Liabilities                     37,505            29,087

     LONG-TERM DEBT, net of discount and current
       maturities                                     398,307           395,948
     DISTRIBUTION PAYABLE TO
       TRUMP PLAZA FUNDING, INC.                        2,949             2,949
     DEFERRED STATE INCOME TAXES                          237             1,224
                                                     --------          --------
         Total Liabilities                            438,998           429,208
                                                     --------          --------
     CAPITAL:
     Partners' Deficit                                (78,825)          (78,772)
     Retained Earnings                                 14,368            24,062
                                                     --------          --------
         Total Deficit                                (64,457)          (54,710)
                                                     --------          --------
         Total Liabilities and Capital              $ 374,541         $ 374,498
                                                     ========          ========

                    The accompanying notes are an integral part of
                     these condensed consolidated balance sheets.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)
                                              For the Three        For the Six
                                              Months Ended        Months Ended
                                                June 30,            June 30,
                                            ----------------    ----------------
                                            1994      1993       1994      1993
                                           --------  --------  -------- --------
     REVENUES:
       Gaming                            $ 67,338  $ 69,652  $121,495  $130,332
       Rooms                                4,831     4,662     8,462     8,297
       Food and Beverage                    9,803    10,483    18,186    19,951
       Other                                2,024     1,786     3,844     3,672
                                          -------   -------   -------   -------
          Gross Revenues                   83,996    86,583   151,987   162,252

     Less- Promotional allowances           8,167     7,861    15,155    15,372
                                          -------   -------   -------   -------
          Net revenues                     75,829    78,722   136,832   146,880
                                          -------   -------   -------   -------
      COSTS AND EXPENSES:
       Gaming                              35,007    35,294    66,119    68,941
       Rooms                                  744       750     1,426     1,412
       Food and Beverage                    4,328     4,724     7,859     8,612
       General and Administrative          17,384    17,611    35,695    35,705
       Depreciation and Amortization        3,919     5,007     7,841     9,370
       Other                                  949       982     1,789     1,903
                                          -------   -------   -------   -------
                                           62,331    64,368   120,729   125,943
                                          -------   -------   -------   -------
       Income from operations              13,498    14,354    16,103    20,937
                                          -------   -------   -------   -------
     NONOPERATING INCOME AND
       (EXPENSES):
       Interest income                        214       103       316       228
       Interest expense                   (12,161)   (8,949)  (24,290)  (16,502)
       Other non-operating expense         (1,330)     (429)   (2,810)     (488)
                                          -------   -------   -------   -------
                                          (13,277)   (9,275)  (26,784)  (16,762)
                                          -------   -------   -------   -------
     Income (loss) before
       state income taxes and
       extraordinary item                     221     5,079   (10,681)    4,175
     PROVISION (BENEFIT) FOR STATE
       INCOME TAXES                            27       496      (987)      423
                                          -------   -------   -------   -------
     INCOME (LOSS) BEFORE
       EXTRAORDINARY ITEM                     194     4,583    (9,694)    3,752
     EXTRAORDINARY GAIN                       -       4,120       -       4,120
                                          -------    ------   -------   -------
       Net Income (Loss)                 $    194   $ 8,703  $ (9,694) $  7,872
                                          =======    ======   =======   =======


                    The accompanying notes are an integral part of
                  these condensed consolidated financial statements.

                         TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                                     (UNAUDITED)
                                    (IN THOUSANDS)




                                        Partners'      Retained
                                        Capital        Earnings        Total
                                        --------       --------       -------
     Balance,
       December 31, 1993               $ (78,772)      $24,062        $(54,710)

     Preferred Partnership

     Interest Distribution                   (53)          -               (53)

     Net Loss                                -          (9,694)         (9,694)
                                        --------        ------         -------
     Balance,
       June 30, 1994                   $ (78,825)      $14,368        $(64,457)
                                        ========        ======         =======























                   The accompanying notes are an integral part of
                  these condensed consolidated financial statements.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)
                                                            1994          1993

                                                         ----------    ---------

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                    $ (9,694)   $   7,872
     Adjustments to reconcile net income (loss) to
       net cash flows provided by operating activities-
        Noncash charges-
         Extraordinary gain                                    -         (4,120)
         Depreciation and amortization                       7,841        9,370
         Accretion of discounts on indebtedness                925          -
         Provisions for losses on receivables                  170          311
         Deferred state income taxes                          (987)         423
                                                           -------     --------
                                                            (1,745)      13,856
         Decrease (increase) in receivables                    170          (86)
         Decrease in inventories                                91          270
         Increase in other current assets                   (1,558)      (1,345)
         Decrease in other assets                            1,097          877
         Increase in accounts payable and
           accrued expenses                                  5,867        1,095
         Increase  (decrease) in accrued interest payable       20       (7,215)
         Increase in due to affiliates                         456           68
                                                           -------     --------
        Net cash flows provided by
           operating activities                              4,398        7,520
                                                           -------     --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net               (11,137)      (5,551)
                                                           -------     --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred Financing Costs                                 -         (17,092)
     Distributions to Donald J. Trump                         -         (87,500)
     Distributions to the Company                             -         (40,000)
     Preferred Partnership Interest
       Distribution                                            (53)      (6,201)
     Additional Borrowings                                   4,239      386,066
     Payments and current maturities of
       long-term debt                                         (730)    (247,478)
                                                           -------     --------
         Net cash flows provided by (used in)
           financing activities                              3,456      (12,205)
                                                           -------     --------
         Net decrease in cash and
           cash equivalents                                 (3,283)     (10,236)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         14,393       18,802
                                                           -------     --------
     CASH AND CASH EQUIVALENTS AT JUNE 30,                $ 11,110    $   8,566
                                                           =======     ========
     CASH INTEREST PAID                                   $ 18,283    $  23,717
                                                           =======     ========

                   The accompanying notes are an integral part of
                  these condensed consolidated financial statements.

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    1. CONDENSED FINANCIAL STATEMENTS:

    The accompanying condensed financial statements include those of Trump Plaza Funding, Inc. (the "Company"), a New Jersey General Corporation as well as those of Trump Plaza Holding Associates, ("Holding") a New Jersey General Partnership, and its 99% owned subsidiary, Trump Plaza Associates, (the "Partnership") a New Jersey General Partnership, which owns and operates Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. The Company owns the remaining 1% interest in the Partnership. Holding's sole source of liquidity is distributions in respect of its interest in the Partnership.

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

    The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the six months ended June 30, 1994 are not necessarily indicative of the operating results for a full year.

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    2.  LONG-TERM DEBT :

    Long-term debt consists of the following:
                                                   June 30,     December 31,
                                                      1994           1993
                                                  ------------    -----------
    Company:
      10 7/8% Mortgage Notes, due 2001 net
        of unamortized discount of $3,959,000
        in 1994 and $4,141,000 in 1993 (A)        $326,041,000    $325,859,000
                                                   ===========     ===========
    Holding and the Partnership:

    Partnership
      Partnership Note (10 7/8% Mortgage Notes,
        due 2001 net of unamortized discount of
        $3,959,000 in 1994 and $4,141,000 in
        1993) (A)                                 $326,041,000    $325,859,000
      Mortgage notes payable (C)                     6,189,000       6,410,000
      Other notes payable                              817,000       1,060,000
                                                   -----------     -----------
                                                   333,047,000     333,329,000
           Less - Current maturities                 3,708,000       1,633,000
                                                   -----------     -----------
                                                   329,339,000     331,696,000
    Holding
      PIK Notes (12 1/2% Notes due 2003 net
      of discount of $10,568,000 in 1994
      and $11,310,000 in 1993) (B)                  68,968,000      64,252,000
                                                   -----------     -----------
                                                  $398,307,000    $395,948,000
                                                   ===========     ===========

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

         The Mortgage Notes, the Partnership Note, the Note Mortgage, the Guarantee and the Guarantee Mortgage are non-recourse to the partners of the Partnership, to the shareholders of the Company and to all other persons and entities (other than the Company and the Partnership), including Donald J. Trump ("Trump"). Upon an event of default, holders of the Mortgage Notes would have recourse only to the assets of the Company and the Partnership.

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

         On December 15, 1993, and June 15, 1994 the Partnership elected to issue in lieu of cash, an additional $3,562,000 and $3,973,000 respectively in PIK Notes to satisfy its semi-annual PIK Note interest obligations.

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

    The accompanying condensed financial statements of the Company include a provision for Federal income taxes, based on distributions from the Partnership relating to the Company's Preferred Stock which was redeemed on June 25, 1993. The Company will be reimbursed for such income taxes by the

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    3.  INCOME TAXES CONT.:

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

    In April, 1993, the New Jersey Casino Control Commission ("CCC") renewed the Partnership's license to operate Trump Plaza. This license must be renewed in June, 1995, is not transferable and will include a review of the financial stability of the Partnership. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Act allows for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

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

    5.  LEGAL PROCEEDINGS CONT.:

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

    On June 25, 1993, the Partnership acquired a five-year option to purchase the Boardwalk Expansion Site (the "Option"). In addition, the Partnership has a right of first refusal upon any proposed sale of all or any portion of the Boardwalk Expansion Site during the term of the Option. Until such time as the Option is exercised or expires, the Partnership will be obligated, from and after the date it entered into the Option, to pay the net expenses associated with the Boardwalk Expansion Site. During the six months ended June 30, 1994 the Partnership incurred $2.6 million of such expenses. Under the Option, the Partnership has the right to acquire the Boardwalk Expansion Site for a purchase price of $26.0 million through 1994, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. The CCC has required that the Partnership exercise the Option or its right of first refusal no later than July 1, 1995. If the Partnership defaults in making payments due under the Option, the Partnership would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by the Partnership pursuant to the Option during the term thereof and (b) the cost of demolition of all improvements then located on the Boardwalk Expansion Site.

    As of June 30, 1994, the Partnership had capitalized approximately $7.1 million in construction costs related to the Boardwalk Expansion Site. The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Option would be dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Mortgage Note Indenture and the PIK Note Indenture and requires the consent of certain of Trump's personal creditors. The Partnership's ability to develop the Boardwalk Expansion Site would be dependent upon its ability

           TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                              TRUMP PLAZA ASSOCIATES
                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    (UNAUDITED)

    6.  FUTURE EXPANSION CONT.:

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

    7.  ADVANCES TO DONALD J. TRUMP:

    In December 1993, Trump entered into an option agreement (the Original "Chemical Option Agreement") with Chemical Bank ("Chemical") and ACFH Inc. ("ACFH") a wholly owned subsidiary of Chemical. The Original Chemical Option Agreement granted to Trump an option to purchase (i) the Trump Regency (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to the Partnership.

    The aggregate purchase price payable for the assets subject to the Original Chemical Option Agreement was $80 million. Under the terms of the Original Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. In addition, the Original Chemical Option Agreement provides for an expiration of the option on May 6, 1994, subject to an extension until June 30, 1994 upon payment of an additional $250,000 on or prior to May 6, 1994. The Original Chemical Option Agreement did not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all, of such assets.

    In connection with the execution of the Original Chemical Option Agreement, Trump agreed with the Partnership that, if Trump is able to acquire the Trump Regency pursuant to the exercise of the option, he would make the Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that the Partnership would not be required to pay any additional consideration to Trump in connection with any assignment of the option to purchase the Trump Regency. On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, which was made on that date. On June 16, 1994 Trump, Chemical and ACFH entered into amended and restated the Original Chemical Option Agreement the ("Amended Chemical Option Agreement"). The Amended Chemical Option Agreement provides for an extension of the expiration of the Option through September 30, 1994, upon payment of $250,000.

    7.  ADVANCES TO DONALD J. TRUMP CONT.:

    Such payment was made on June 27, 1994. The Amended Chemical Option Agreement provides for a $60 million option price for the Trump Regency and one of the Chemical Notes and a separate $20 million option price for the other Chemical Notes. The Amended Chemical Option may be terminated if certain conditions are not met. Certain of such conditions have not been met. Trump is engaged in discussion with Chemical regarding a further extension of the Option.

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

    In July 1993, the Partnership received approval from the CCC, subject to certain conditions, for the expansion of its hotel facilities on the Boardwalk Expansion Site. The expansion will enable the Partnership to increase Trump Plaza's casino floor space by 30,000 square feet. During the three months ended June 30, 1994, management elected to expand the casino floor by approximately 10,000 square feet. Management anticipates that cash from operations, including the additional revenues anticipated to be provided by the 10,000 square foot expansion and future expansion of the casino floor together with Atlantic City Casino Reinvestment Development Authority credits, will provide the working capital needed to renovate the Boardwalk Expansion Site, although no assurances can be given that cashflow from operations will be sufficient for such purpose. See
    Note  6  to  the  Condensed Consolidated  Financial  Statements  -- Future
    Expansion.

    Cash flow from operating activities is the Partnership's principal source of liquidity. For the six months ended June 30, 1994, net cash from operating activities was $4,398,000. Interest on the Mortgage Bonds was payable semi-annually on March 15 and September 15, while interest on the Mortgage Notes is payable semi-annually on each June 15 and December 15, commencing December 15, 1993. The decrease of $3,122,000 in net cash provided by operating activities as compared to the comparable period in 1993 reflects the aforementioned changes in payments of accrued interest on the Mortgage Bonds. For the six months ended June 30, 1994, cash and cash equivalents of $11,110,000 reflects an overall decrease of $3,283,000 from $14,393,000 at December 31, 1993 which is primarily the result of capital expenditures requirements as more fully discussed below.

    Capital expenditures of $11,137,000 for the six months ended June 30, 1994 increased approximately $5,586,000, from the comparable period in 1993 and was primarily attributable to the refurbishing costs associated with the Boardwalk Expansion Site, and the expansion of the casino floor. These expenditures were financed from funds generated from operations. The Boardwalk Expansion Site described in Note 6 to the Condensed Consolidated Financial Statements, may require additional borrowings.

    At June 30, 1994, the Partnership had a combined working capital deficit totalling approximately $12,044,000, compared to a working capital deficit of $1,470,000 at December 31, 1993.

    Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

    CAPITAL RESOURCES AND LIQUIDITY CONT.

    Pursuant to the terms of the Partnership Agreement, prior to amendment on June 25, 1993, which eliminated such distribution requirements arising from costs incurred subsequent to the June 25, 1993 Amendment, the Partnership was required to make certain periodic distributions to the Company and Trump sufficient to pay taxes attributable to distributions received from the Partnership, any amounts required to be paid to directors as fees or pursuant to indemnification obligations, premiums on directors' and officers' liability insurance and other reasonable general and administrative expenses. The Partnership was also required to distribute to the Company, to the extent of cash available therefrom, funds sufficient to enable the Company to pay dividends on, and the redemption price of its Stock Units. For the six months ended June 30, 1994, $53,000 in distributions were made and for the comparable period in 1993, such distributions were $6,201,000.

    Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, the Partnership pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under this Agreement, $657,000 was charged to expense for the six months ended June 30, 1994.

    The Mortgage Note Indenture and the PIK Note Indenture restrict the ability of the Partnership to make distributions to its partners, including restrictions relating to the achievement of certain financial ratios. Subject to the satisfaction of these restrictions, the Partnership may make distributions to its partners with respect to their Partnership interests.

    On June 15, 1994 the Partnership elected to issue in lieu of cash, an additional $3,973,000 in PIK notes to satisfy its semi-annual PIK note interest obligations.

    The financial information presented below reflects the results of operations of the Partnership. Since the Company and Holding have no business operations other than its interest in the Partnership, their results of operations are not discussed below.

    Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


    COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993

    OPERATING REVENUES AND EXPENSES

    Gaming revenues were $67,338,000 for three months ended June 30, 1994, a decrease of $2,314,000 or 3.3% from gaming revenues of $69,652,000 for the comparable period in 1993. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues. These results were impacted by a planned casino floor expansion and Boardwalk Expansion site construction which created inefficiencies in the operation of the casino floor by temporarily disrupting the normal flow of patrons upon entrance to the casino, as well as detracting from the overall appearance of the casino floor and property surrounding and adjacent to Trump Plaza. Also, during the three months ended June 30, 1994 Trump Plaza experienced turnover of certain management positions, which affected operations.

    Slot revenues were $44,587,000 for the three months ended June 30, 1994, a decrease of $913,000 or 2.0% from $45,500,000 in 1993.

    Table games revenues were $22,751,000 for the three months ended June 30, 1994, a decrease of $1,401,000 or 5.8%, from $24,152,000 in the comparable period in 1993. This decrease was primarily due to a reduction in table games drop (ie., the dollar value of chips purchased) by $9,145,000 or 5.8% for the three months ended June 30, 1994, from 1993.

    Other revenues were $16,658,000 for the three months ended June 30, 1994, a decrease of $273,000 or 1.6%, from other revenues of $16,931,000 in the comparable period in 1993. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The decrease primarily reflects decreases in food and beverage revenues attendant to changes in bus couponing to all coin as opposed to coin and food coupons in an attempt to remain competitive in the industry.

    Gaming costs and expenses were $35,007,000 for the three months ended June 30, 1994, a decrease of $287,000, or 0.8%, from operating expenses of $35,294,000 for the comparable period in 1993. This decrease was primarily due to decreased promotional and operating expense and taxes associated with decreased levels of gaming revenues from the comparable period in 1993.

    Income from   operations was $13,498,000  for the three months  ended June
    30, 1994, a decrease of $856,000 or 6.0% from income from operations of $14,354,000 for the comparable period in 1993.

    Net interest expense was $11,947,000 for the three months ended June 30, 1994, an increase of $3,101,000 or 35.1% from net interest expense of $8,846,000 in the comparable period in 1993. This is attributable to interest expense associated with the Mortgage Notes and PIK Notes.

    Other non-operating expense was $1,330,000 for the three months ended June 30, 1994, an increase of $901,000 from non-operating expense of $429,000 for the comparable period in 1993. This increase is directly attributable to costs associated with the Boardwalk Expansion Site. See Note 6 to the Condensed Financial Statements -- Future Expansion.

    COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993

    OPERATING REVENUES AND EXPENSES

    Gaming revenues were $121,495,000 for the six months ended June 30, 1994, a decrease of $8,837,000 or 6.8% from gaming revenues of $130,332,000 for the comparable period in 1993. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues. These results were impacted by a number of major ice and snow storms throughout the northeastern United States, during the three months ended March 31, 1994, which severely restricted travel in the region. Bad weather also impacted results for the three months ended March 31, 1993; however the weather during the comparable period in 1994 was much more severe. The decrease in gaming revenues was also due in part to a planned casino floor and Boardwalk Expansion site construction which created inefficiencies in the operation of the casino floor by temporarily disrupting the normal flow of patrons upon entrance to the casino, as well as detracting from the overall appearance of the casino floor and property surrounding and adjacent to Trump Plaza. Also, during the three months ended June 30, 1994 Trump Plaza experienced turnover of certain management positions, which affected operations.

    Slot revenues were $77,937,000 for the six months ended June 30, 1994, a decrease of $5,053,000 or 6.1% from $82,990,000 in 1993.

    Table games revenues were $43,558,000 for the six months ended June 30, 1994, a decrease of $3,784,000 or 8.0% from table games revenues of
    $47,342,000 for the comparable period in 1993. This decrease was primarily due to a reduction in table games drop (i.e., the dollar value of chips purchased) by $25,871,000 or 8.5% for the six months ended June 30, 1994 from the comparable period in 1993, offset by a slight increase in the table game hold percentage to 15.6% (the percentage of table drop retained by the Partnership) for the six months ended June 30, 1994 from 15.5% for the comparable period in 1993.

    Other revenues were $30,492,000 for the six months ended June 30, 1994, a decrease of $1,428,000, or 4.5% from other revenues of $31,920,000 for the comparable period in 1993. This decrease in other revenues primarily reflects decreases in food and beverage revenues attendant to changes in bus couponing to all coin as opposed to coin and food coupons in an attempt to remain competitive in the industry.

    Gaming costs and expenses were $66,119,000 for the six months ended June 30, 1994, a decrease of $2,822,000 or 4.1% from gaming costs and expenses of $68,941,000 for the comparable period in 1993. This decrease was primarily due to operating expenses and taxes associated with decreased levels of gaming activity and revenues from the comparable period in 1993.

    Income from operations was $16,103,000 for the six months ended June 30, 1994, a decrease of $4,834,000 or 23.1% from income from operations of $20,937,000 for the comparable period in 1993.

    Net interest expense was $23,974,000 for the six months ended June 30, 1994, an increase of $7,700,000 or 47.3% from net interest expense of $16,274,000 in the comparable period in 1993. This is attributable to interest expense associated with the Mortgage Notes and PIK Notes.

    COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1994 AND 1993

    OPERATING REVENUES AND EXPENSES

    Other non-operating expense was $2,810,000 for the six months ended June 30, 1994, an increase of $2,322,000 from non-operating expense of $488,000 for the comparable period in 1993. This increase is directly attributable to $2,556,000 in costs associated with the Boardwalk Expansion Site and $253,000 in costs associated with donations. See Note 6 to the Condensed Financial Statements -- Future Expansion.

                            PART II - OTHER INFORMATION

    ITEM 1 -- LEGAL PROCEEDINGS
              -----------------

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

    (c) Penthouse Litigation. With reference to the federal court proceedings, the United States Court of Appeals for the Third Circuit issued a Judgement Order dated April 20, 1994, certified as a true copy and ordering the judgment of the District Court dismissing the federal court action in its entirety be affirmed. No petition for certiorari was filed.

         With reference to the state court proceedings, BPHC's application for reconsideration of the Court's determination that the judgment entered on October 13, 1993 in favor of the Trump parties was denied on November 19, 1993. On November 29, 1993, BPHC Acquisition, Inc. and BPHC Parking Corp. filed a notice of appeal. BPHC unsuccessfully moved to dismiss this appeal. This appeal was subsequently consolidated with BPHC's appeal from the Final Judgement entered in favor of the Penthouse parties. A briefing schedule has been entered.

    ITEM 2 -- CHANGES IN SECURITIES
              ---------------------
         None

    ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
              -------------------------------
         None

    ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
         None

    ITEM 5 -- OTHER INFORMATION
              -----------------
         On April 21, 1994, Mr. William Velardo resigned from his position with the Company. Mr. Velardo had been serving as Chief Operating Officer of the Company since Mr. Kevin DeSanctis' resignation from the Company on March 7, 1994. Mr. Nicholas R. Ribis, Chief Executive Officer of the Partnership, is currently serving as acting Chief Operating Officer of the Company until a successor to Mr. Velardo is appointed.

    ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.
              --------------------------------
         a. Exhibits: None.

         b. Current Reports on Form 8-K: None

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                            TRUMP PLAZA FUNDING, INC.
                                                 (Registrant)





    Dated: August 11, 1994                     By: ___________________________
                                               Francis X. McCarthy, Jr.
                                               Vice President, Chief Financial
                                               Officer and Principal
                                               Accounting
                                               Officer
                                               (Duly Authorized Officer and
                                               Chief Accounting Officer)

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







                                            TRUMP PLAZA HOLDING ASSOCIATES
                                                 (Registrant)





    Dated: August 11, 1994                       By:___________________________
                                                 Francis X. McCarthy, Jr.
                                                 Chief Financial and
                                                 Accounting
                                                 Officer
                                                 (Duly Authorized Officer and
                                                 Chief Accounting Officer)