Form 10-Q
period 1994-09-30
TRUMP PLAZA HOLDING ASSOCIATES; TRUMP PLAZA FUNDING INC
filed 1994-11-15
CIK 897729, 791445

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

     For the quarterly period ended:    September 30, 1994

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


     The number of outstanding shares of Trump Plaza Funding, Inc.'s, common stock as of November 14, 1994, was 100.


                         Total number of pages in this Report:

            TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                                  INDEX TO FORM 10-Q


     PART I -- FINANCIAL INFORMATION
     ITEM 1 -- Financial Statements

     Condensed Balance Sheets of Trump Plaza Funding,Inc.
     as of September 30, 1994 (unaudited) and December 31, 1993.

     Condensed Statements of Income of Trump Plaza Funding, Inc.
     for the Three Months and Nine Months Ended September 30, 1994 and September 30, 1993 (unaudited).

     Condensed Statement of Capital of Trump Plaza Funding, Inc.
     for the Nine Months Ended September 30, 1994 (unaudited).

     Condensed Statements of Cash Flows of Trump Plaza
     Funding, Inc. for the Nine Months Ended September 30, 1994 and September 30, 1993 (unaudited).

     Condensed Consolidated Balance Sheets of Trump Plaza Holding
     Associates and Trump Plaza Associates as of September 30, 1994 (unaudited) and December 31, 1993.

     Condensed Consolidated Statements of Operations of Trump Plaza
     Holding Associates and Trump Plaza Associates for the Three Months and Nine Months Ended September 30, 1994 and September 30, 1993 (unaudited).

     Condensed Consolidated Statement of Capital (Deficit) of Trump Plaza Holding Associates and Trump Plaza Associates for the Nine Months Ended September 30, 1994 (unaudited).

     Condensed Consolidated Statements of Cash Flows of Trump Plaza
     Holding Associates and Trump Plaza Associates for the Nine Months Ended September 30, 1994 and September 30, 1993 (unaudited).

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

     Signatures - Trump Plaza Funding, Inc.
     Signatures - Trump Plaza Holding Associates

                            PART I - FINANCIAL INFORMATION
     ITEM 1- Financial Statements
                              TRUMP PLAZA FUNDING, INC.
                               CONDENSED BALANCE SHEETS
                         (in thousands, except share amounts)

                                                  September 30,    December 31,
                                                     1994             1993
                                                  -----------      -----------
                                                  (unaudited)
                                        ASSETS

     CURRENT ASSETS:
     Cash                                        $      2          $      2
     Mortgage Interest Receivable                  10,467             1,495
     Receivable From Partnership                      -                 974
                                                  -------           -------
       Total Current Assets                        10,469             2,471

     Mortgage Note Receivable                     326,136           325,859
     Receivable From Partnership                    3,743             2,949
                                                  -------           -------
       Total Assets                              $340,348          $331,279
                                                  =======           =======
                               LIABILITIES AND CAPITAL
     CURRENT LIABILITIES:
     Accrued Interest Payable                    $ 10,467          $  1,495
     Income Taxes Payable                             -                 974
                                                  -------           -------
       Total Current Liabilities                   10,467             2,469

     10 7/8% Mortgage Bonds, net of
       discount due 2001                          326,136           325,859

     Deferred Income Taxes Payable                  3,743             2,949
                                                  -------           -------
       Total Liabilities                          340,346           331,277
                                                  -------           -------
     Common Stock, $.01 par value, 1,000
       shares authorized, 100 shares issued
       and outstanding                                -                 -

     Additional Paid in Capital                         2                 2

     Retained Earnings                                -                 -
                                                  -------           -------
       Total Liabilities and Capital             $340,348          $331,279
                                                  =======           =======
                     The accompanying notes are an integral part
                          of these condensed balance sheets.



                              TRUMP PLAZA FUNDING, INC.
                            CONDENSED STATEMENTS OF INCOME
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)

                                           For the Three        For the Nine
                                           Months Ended         Months Ended
                                           September 30,        September 30,
                                         ----------------     -----------------
                                          1994      1993        1994       1993
                                         ------    ------      ------     ------

     Interest Income From Partnership   $ 9,067   $ 8,910    $ 27,193  $ 23,670
     Preferred Partnership Investment
       Income                               -         -           -       3,993
     Reimbursement for Income Taxes         -         -           -       1,802
     Interest  Expense                   (9,067)   (8,910)    (27,193)  (23,670)
     Director's Fees and Related
       Expenses                             -         -           -        (497)
                                         ------    ------     -------   -------
     Income Before Provision for Taxes      -         -           -       5,298

     Provision for Income Taxes             -         -           -       1,802
                                         ------    ------     -------   -------
       Net Income                       $   -     $   -      $    -    $  3,496
                                         ======    ======     =======   =======




















                     The accompanying notes are an integral part
                       of these condensed financial statements.

                              TRUMP PLAZA FUNDING, INC.
                            CONDENSED STATEMENT OF CAPITAL
                                     (unaudited)
                         (in thousands except share amounts)

                                 Common Stock
                                  ------------
                                                  Additional
                           Number of              Paid In     Retained
                           Shares      Amount     Capital     Earnings  Total
                           ---------  --------   -----------  --------  -----
     Balance,
       December 31, 1993      100       $   -      $     2      $   -  $    2

     Net Income                -            -           -           -      -
                              ---        -----       -----       -----  -----
     Balance,
       September 30, 1994     100       $   -      $     2      $   -  $    2
                              ===        =====       =====       =====  =====






























                   The accompanying notes are an integral part of
                        these condensed financial statements.

                              TRUMP PLAZA FUNDING, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)

                                                     1994             1993
                                                   --------         --------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                  $    -            $   3,496
     Adjustments to Reconcile Net Income
       To Net Cash Flows Provided by (Used In)
       Operating Activities:
     Accretion of Indebtedness                        277                -
     Preferred Stock Accretion                        -                 (315)
     Deferred income taxes payable                   (180)             1,751
                                                  -------           --------
                                                       97              4,932
     Decrease in receivable from Partnership          180                275
     Increase in interest receivable               (8,972)            (1,620)
     Increase in interest payable                   8,972              1,620
                                                  -------           --------
     Net cash flows provided by operating
     activities                                       277              5,207
                                                  -------           --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Preferred Stock Dividends                      -               (5,704)
                                                  -------           --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Capital Contribution                           -               35,000
       Distribution from Partnership                  -               40,497
       Increase in Mortgage Note receivable          (277)          (100,687)
       Additional borrowings                          -              325,687
       Payments of current maturities of
         long term debt                               -             (225,000)
       Redemption of Preferred Stock                  -              (75,000)
                                                  -------           --------
     Net cash flows (used in) provided by
       financing activities                          (277)               497
                                                  -------           --------
     Net Change in Cash                               -                  -

     Cash at Beginning of Year                          2                  2
                                                  -------           --------
     Cash at September 30,                       $      2          $       2
                                                  =======           ========


                    The accompanying notes are an integral part of
                        these condensed financial statements.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                        ASSETS
                                                  September 30,     December 31,
                                                      1994             1993
                                                  ------------      ----------

                                                  (unaudited)
     CURRENT ASSETS:
       Cash and cash equivalents                 $  22,159         $  14,393
       Receivables, net                              7,037             6,957
       Inventories                                   3,556             3,566
       Other current assets                          5,121             2,701
                                                  --------          --------
         Total Current Assets                       37,873            27,617

     PROPERTY AND EQUIPMENT, net                   296,300           293,141
     LAND RIGHTS                                    29,781            30,058
     OTHER ASSETS                                   22,126            23,682
                                                  --------          --------
         Total Assets                            $ 386,080         $ 374,498
                                                  ========          ========
                               LIABILITIES AND CAPITAL
     CURRENT LIABILITIES:
       Current maturities of long-term debt      $   3,142         $   1,633
       Accounts payable and accrued expenses        26,515            24,554
       Accrued interest payable                     12,931             1,829
       Due to affiliate, net                           472                97
       Distribution Payable to Trump Plaza
        Funding, Inc.                                  -                 974
                                                  --------          --------
         Total Current Liabilities                  43,060            29,087

     LONG-TERM DEBT, net of discount and current
       maturities                                  398,644           395,948

     DISTRIBUTION PAYABLE TO
       TRUMP PLAZA FUNDING, INC.                     3,743             2,949

     DEFERRED STATE INCOME TAXES                       701             1,224
                                                  --------          --------
         Total Liabilities                         446,148           429,208
                                                  --------          --------
     CAPITAL:
       Partners' Deficit                           (78,825)          (78,772)
       Retained Earnings                            18,757            24,062
                                                  --------          --------
         Total Deficit                             (60,068)          (54,710)
                                                  --------          --------
         Total Liabilities and Capital           $ 386,080         $ 374,498
                                                  ========          ========

                    The accompanying notes are an integral part of
                     these condensed consolidated balance sheets.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)

                                        For the Three        For the Nine
                                        Months Ended         Months Ended
                                        September 30,        September 30,
                                      -----------------    -----------------
                                       1994      1993        1994       1993
                                     --------  --------    --------   --------
     REVENUES:
        Gaming                      $ 75,573  $ 74,680    $ 197,068  $205,012
        Rooms                          5,552     5,674       14,014    13,971
        Food and Beverage             11,370    12,091       29,556    32,042
        Other                          2,714     2,975        6,558     6,647
                                     -------   -------     --------   -------
          Gross Revenues              95,209    95,420      247,196   257,672

     Less- Promotional allowances      9,975     9,616       25,130    24,988
                                     -------   -------     --------   -------
          Net revenues                85,234    85,804      222,066   232,684
                                     -------   -------     --------   -------
     COSTS AND EXPENSES:
       Gaming                         37,981    35,923      104,100   104,864
       Rooms                             638       721        2,064     2,133
       Food and Beverage               4,642     5,095       12,501    13,707
       General and Administrative     18,238    18,000       53,933    53,705
       Depreciation and Amortization   3,893     4,035       11,734    13,405
       Other                             998     1,062        2,787     2,965
                                     -------   -------     --------   -------
                                      66,390    64,836      187,119   190,779
                                     -------   -------     --------   -------
          Income from operations      18,844    20,968       34,947    41,905
                                     -------   -------     --------   -------
     NONOPERATING INCOME AND
       (EXPENSES):
       Interest income                   204       133          520       361
       Interest expense              (12,281)  (12,098)     (36,571)  (28,600)
       Other non-operating expense    (1,914)   (1,960)      (4,724)   (2,448)
                                     -------   -------     --------   -------
                                     (13,991)  (13,925)     (40,775)  (30,687)
                                     -------   -------     --------   -------

     Income (loss) before
       state income taxes and
       extraordinary item              4,853     7,043       (5,828)   11,218

     PROVISION (BENEFIT) FOR STATE
       INCOME TAXES                      464       902         (523)    1,325
                                     -------   -------     --------   -------
     INCOME (LOSS) BEFORE
       EXTRAORDINARY ITEM              4,389     6,141       (5,305)    9,893

     EXTRAORDINARY GAIN                  -         -            -       4,120
                                     -------   -------     --------   -------
         Net Income (Loss)          $  4,389   $ 6,141    $  (5,305) $ 14,013
                                     =======    ======     ========   =======

                    The accompanying notes are an integral part of
                  these condensed consolidated financial statements.

                         TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
                                     (UNAUDITED)
                                    (IN THOUSANDS)


                                   Partners'     Retained
                                   Capital       Earnings         Total
                                   --------      --------       -------

     Balance,
       December 31, 1993           $(78,772)     $ 24,062       $(54,710)

     Preferred Partnership
       Interest Distribution            (53)          -              (53)

     Net Loss                          -           (5,305)        (5,305)
                                    -------       -------        -------

     Balance,
       September 30, 1994          $(78,825)     $ 18,757       $(60,068)
                                    =======       =======        =======






                   The accompanying notes are an integral part of
                  these condensed consolidated financial statements.

                          TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                     (unaudited)
                                    (in thousands)
                                                           1994         1993
                                                        ----------   ----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                   $ (5,305)  $  14,013
     Adjustments to reconcile net income (loss) to
       net cash flows provided by operating activities-
        Noncash charges-
         Extraordinary gain                                   -        (4,120)
         Depreciation and amortization                     11,734      13,405
         Accretion of discounts on indebtedness             1,412         211
         Provisions for losses on receivables                 357         122
         Deferred state income taxes                         (523)      1,325
                                                          -------    --------
                                                            7,675      24,956
        (Increase) decrease in receivables                   (437)        927
         Decrease (increase) in inventories                    10        (563)
         Decrease in due to affiliates                        375         255
         Increase in other current assets                  (2,420)       (625)
         Decrease in other assets                           1,551         444
         Increase (decrease) in accounts payable and
           accrued expenses                                 1,961      (1,527)
         Increase in accrued interest payable              11,102       3,940
                                                          -------    --------
        Net cash flows provided by
           operating activities                            19,817      27,807
                                                          -------    --------
     CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net              (14,611)     (6,557)
                                                          -------    --------
     CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred Financing Costs                                 -       (17,518)
     Distributions to Donald J. Trump                         -       (87,500)
     Distributions to the Company                             -       (40,000)
     Preferred Partnership Interest
       Distribution                                          (233)     (6,252)
     Additional Borrowings                                  4,348     386,066
     Payments and current maturities of
       long-term debt                                      (1,555)   (248,275)
                                                          -------    --------
         Net cash flows provided by (used in)
           financing activities                             2,560     (13,479)
                                                          -------    --------
         Net increase in cash and
           cash equivalents                                 7,766       7,771


     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        14,393      18,802
                                                          -------    --------
     CASH AND CASH EQUIVALENTS AT SEPTEMBER 30,          $ 22,159   $  26,573
                                                          =======    ========
     CASH INTEREST PAID                                  $ 18,445   $  24,438
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

            TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
                                TRUMP PLAZA ASSOCIATES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

     1. CONDENSED FINANCIAL STATEMENTS:

     The accompanying condensed financial statements include those of Trump Plaza Funding, Inc.(the "Company"), a New Jersey Corporation as well as those of Trump Plaza Holding Associates, ("Holding") a New Jersey General Partnership, and its 99% owned subsidiary, Trump Plaza Associates, (the "Partnership") a New Jersey General Partnership, which owns and operates Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. The Company owns the remaining 1% interest in the Partnership. Holding's sole source of liquidity is distributions in respect of its interest in the Partnership.

     All significant intercompany balances and transactions have been eliminated in the condensed consolidated financial statements of Holding. The minority interest in the Partnership has not been separately reflected in the consolidated financial statements of Holding since it is not material.

     The accompanying condensed financial statements have been prepared by the Company, Holding and the Partnership without audit. In the opinion of the Company, Holding and the Partnership, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made. Certain prior year reclassified to conform with the current period presentation.

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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the operating results for a full year.

     2.  LONG-TERM DEBT :

     Long-term debt consists of the following:
                                                  September 30,   December 31,
                                                      1994           1993
                                                  ------------    -----------
     Company:
       10 7/8% Mortgage Notes, due 2001 net
         of unamortized discount of $3,864,000
         in 1994 and $4,141,000 in 1993 (A)       $326,136,000    $325,859,000
                                                   ===========     ===========
     Holding and the Partnership:

     Partnership
       Partnership Note (10 7/8% Mortgage Notes,
         due 2001 net of unamortized discount of
         $3,864,000 in 1994 and $4,141,000 in
         1993) (A)                                $326,136,000    $325,859,000
       Mortgage notes payable (C)                    5,602,000       6,410,000
       Other notes payable                             688,000       1,060,000
                                                   -----------     -----------
                                                   332,426,000     333,329,000
            Less - Current maturities                3,142,000       1,633,000
                                                   -----------     -----------
                                                   329,284,000     331,696,000
     Holding
       PIK Notes (12 1/2% Notes due 2003 net
       of discount of $10,176,000 in 1994
       and $11,310,000 in 1993) (B)                 69,360,000      64,252,000
                                                   -----------     -----------
                                                  $398,644,000    $395,948,000
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

     (C) Interest on these notes are payable with interest rates ranging from 8.8% to 11.0%. The notes are due at various dates between 1994 and 1998 and are secured by real property.

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

     5.  LEGAL PROCEEDINGS:

     The Partnership,its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, the Partnership has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgements, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

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

     On June 25, 1993, the Partnership acquired a five-year option to purchase the Boardwalk Expansion Site (the "Option"). In addition, the Partnership has a right of first refusal upon any proposed sale of all or any portion of the Boardwalk Expansion Site during the term of the Option. Until such time as the Option is exercised or expires, the Partnership will be obligated, from and after the date it entered into the Option, to pay the net expenses associated with the Boardwalk Expansion Site. During the nine months ended September 30, 1994 the Partnership incurred $3.7 million of such expenses. Under the Option, the Partnership has the right to acquire the Boardwalk Expansion Site for a purchase price of $26.0 million through 1994, increasing by $1.0 million annually thereafter until expiration on
     June 30, 1998.   The CCC has required that the Partnership exercise the
     Option or its right of first refusal no later than July 1, 1995. If the Partnership defaults in making payments due under the Option, the

     Partnership would be liable to the lender for the sum of(a) the present value of all remaining payments to be made by the Partnership pursuant to the Option during the term thereof and (b) the cost of demolition of all improvements then located on the Boardwalk Expansion Site.

     As of September 30, 1994, the Partnership had capitalized approximately $9.3 million in construction costs related to the Boardwalk Expansion Site. The Partnership's ability to acquire the Boardwalk Expansion Site pursuant to the Option would be dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Mortgage Note Indenture and the PIK Note Indenture and requires the consent of certain of Trump's personal creditors. The Partnership's ability to develop the Boardwalk Expansion Site would be dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that
     it will be able to generate sufficient cash flow from operations.   In
     addition, exercise of the Option or the right of first refusal requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise the Option or such right.

     The accompanying financial statements do not include any adjustments that may be necessary should the Partnership be unable to exercise the Option.

     7.  ADVANCES TO DONALD J. TRUMP:

     In December 1993, Trump entered into an option agreement (the "Original Chemical Option Agreement") with Chemical Bank ("Chemical") and ACFH Inc. ("ACFH") a wholly owned subsidiary of Chemical. The Original Chemical Option Agreement granted to Trump an option to purchase (i) the Trump Regency (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to the Partnership.

     The aggregate purchase price payable for the assets subject to the Original Chemical Option Agreement was $80 million. Under the terms of the Original Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. In addition, the Original Chemical Option Agreement provided for an expiration of the option on May 6, 1994, subject to an extension until June 30, 1994 upon payment of an additional $250,000 on or prior to May 6, 1994. The Original Chemical Option Agreement did not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all, of such assets.

     In connection with the execution of the Original Chemical Option Agreement, Trump agreed with the Partnership that, if Trump is able to acquire the Trump Regency pursuant to the exercise of the option, he would make the Trump Regency available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that the Partnership would not be required to pay any additional consideration to Trump in connection with any assignment of the option to purchase the Trump Regency. On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, which was made on that date. On June 16, 1994 Trump, Chemical and ACFH entered into, amended and restated the Original Chemical Option Agreement the (the "First Amended Chemical Option Agreement"). The First Amended Chemical Option Agreement provided for an extension of the expiration of the Option through September 30, 1994, upon payment of $250,000. Such payment was made on June 27, 1994. The Amended Chemical Option Agreement provided for a $60 million option price for the Trump Regency and one of the Chemical Notes and a separate $20 million option price for the other Chemical Notes. The Amended Chemical Option would be terminated if certain conditions were not met. Certain of such conditions were not met. On August 30, 1994, Trump, Chemical and ACFH entered into an amendment to the First Amended Chemical Option Agreement (the "Second Amended Chemical Option Agreement"). The Second Amended Chemical Option Agreement provides for an extension of the expiration of the Option through March 31, 1995 upon the payment of $50,000 a month for the period October through December 1994, and $150,000 a month for the period January through March 1995. No such payments will be made until the Partnership receives the approval of the CCC.

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

     Cash flow from operating activities is the Partnership's principal source of liquidity. For the nine months ended September 30, 1994, net cash from operating activities was $19,817,000. Interest on the Mortgage Bonds was payable semi-annually on March 15 and September 15, while interest on the Mortgage Notes is payable semi-annually on each June 15 and December 15, commencing December 15, 1993. The decrease of $7,990,000 in net cash provided by operating activities as compared to the comparable period in 1993 reflects a decrease in income from operations of $6,958,000. For the nine months ended September 30, 1994, cash and cash equivalents of $22,159,000 reflects an overall increase of $7,766,000 from $14,393,000 at December 31, 1993 which is primarily the result of the aforementioned changes in payments of accrued interest on the Mortgage Bonds offset by capital expenditures requirements as more fully discussed below.

     Capital expenditures of $14,611,000 for the nine months ended September 30, 1994 represented an increase of approximately $8,054,000 from the comparable period in 1993 and was primarily attributable to the refurbishing costs associated with the Boardwalk Expansion Site, and the expansion of the casino floor. These expenditures were financed from funds generated from operations. The Boardwalk Expansion Site, described in Note 6 to the Condensed Consolidated Financial Statements, may require additional borrowings.

     At September 30, 1994, the Partnership had a combined working capital deficit totalling approximately $5,187,000, compared to a working capital deficit of $1,470,000 at December 31, 1993, primarily due to an increase in accrued interest as discussed above.

     Pursuant to the terms of the Partnership Agreement, prior to amendment on June 25, 1993, which eliminated such distribution requirements arising from costs incurred subsequent to the June 25, 1993 Amendment, the Partnership was required to make certain periodic distributions to the Company and Trump sufficient to pay taxes attributable to distributions received from the Partnership, any amounts required to be paid to directors as fees or pursuant to indemnification obligations, premiums on directors' and officers' liability insurance and other reasonable general and administrative expenses. The Partnership was also required to distribute to the Company, to the extent of cash available therefrom, funds sufficient to enable the Company to pay dividends on, and the redemption price of its Stock Units. For the nine months ended September 30, 1994, $233,000 in distributions were made and for the comparable period in 1993, such distributions were $6,252,000.

     Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, the Partnership pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under this Agreement, $961,000 was charged to expense for the nine months ended September 30, 1994.

     The Mortgage Note Indenture and the PIK Note Indenture restrict the ability of the Partnership to make distributions to its partners, including restrictions relating to the achievement of certain financial ratios. Subject to the satisfaction of these restrictions, the Partnership may make distributions to its partners with respect to their Partnership interests.

     On June 15, 1994 and December 15, 1993 the Partnership elected to issue in lieu of cash, an additional $3,973,000 and $3,562,000 respectively in PIK notes to satisfy its semi-annual PIK note interest obligations.

     The financial information presented below reflects the results of operations of the Partnership. Since the Company and Holding have no business operations other than its interest in the Partnership, their results of operations are not discussed below.

     COMPARISON OF THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

     OPERATING REVENUES AND EXPENSES

     Gaming revenues were $75,573,000 for three months ended September 30, 1994, an increase of $893,000 or 1.2% from gaming revenues of $74,680,000 for the comparable period in 1993. This increase in gaming revenues was primarily attributable to an increase in table games revenues.

     Slot revenues were $49,847,000 for the three months ended September 30, 1994, a decrease of $177,000 or .4% from $50,024,000 in 1993.

     Table games revenues were $25,726,000 for the three months ended September 30, 1994, an increase of $1,070,000 or 4.3% from $24,656,000 in the comparable period in 1993. This increase was primarily due to an increase in the table games hold percentage (the percentage of table drop retained by the Partnership) to 15.0% for the three months ended September 30, 1994 from 14.2% in the comparable period in 1993, offset by a slight reduction in the table games drop (i.e., the dollar value of chips purchased) by $1,694,000 or 1.0% for the three months ended September 30, 1994 from the comparable period in 1993.

     Other revenues were $19,636,000 for the three months ended September 30, 1994, a decrease of $1,104,000 or 5.3% from other revenues of $20,740,000 in the comparable period in 1993. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The decrease primarily reflects decreases in food and beverage revenues attendant to changes in bus couponing.

     Gaming costs and expenses were $37,981,000 for the three months ended September 30, 1994, an increase of $2,058,000, or 5.7%, from operating expenses of $35,923,000 for the comparable period in 1993. This increase was primarily due to increased promotional and operating expenses associated with gaming revenues from the comparable period in 1993.

     Income from operations was $18,844,000 for the three months ended September 30, 1994, a decrease of $2,124,000 or 10.1% from income from operations of $20,968,000 for the comparable period in 1993.

     COMPARISON OF NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1994 AND 1993

     OPERATING REVENUES AND EXPENSES

     Gaming revenues were $197,068,000 for the nine months ended September 30, 1994, a decrease of $7,944,000 or 3.9% from gaming revenues of $205,012,000 for the comparable period in 1993. This decrease in gaming revenues consisted of a reduction in both table games and slot revenues. These results were impacted by a number of major ice and snow storms throughout the northeastern United States, during the three months ended March 31, 1994, which severely restricted travel in the region. Bad weather also impacted results for the three months ended March 31, 1993; however the weather during the comparable period in 1994 was much more severe. The decrease in gaming revenues was also due in part to a planned casino floor and Boardwalk Expansion site construction which created inefficiencies in the operation of the casino floor by temporarily disrupting the normal flow of patrons upon entrance to the casino, as well as detracting from the overall appearance of the casino floor and property surrounding and adjacent to Trump Plaza. Also, 1994 Trump Plaza experienced turnover of certain management positions, which affected operations.

     Slot revenues were $127,784,000 for the nine months ended September 30, 1994, a decrease of $5,229,000 or 3.9% from $133,013,000 in 1993.

     Table games revenues were $69,284,000 for the nine months ended September 30, 1994, a decrease of $2,715,000 or 3.8% from table games revenues of $71,999,000 for the comparable period in 1993. This decrease was primarily due to a reduction in table games drop (i.e., the dollar value of chips purchased) by $27,565,000 or 5.8% for the nine months ended September 30, 1994 from the comparable period in 1993, offset by a slight increase in the table game hold percentage to 15.4% (the percentage of table drop retained by the Partnership) for the nine months ended September 30, 1994 from 15.1% for the comparable period in 1993.

     Other revenues were $50,128,000 for the nine months ended September 30, 1994, a decrease of $2,532,000, or 4.8% from other revenues of $52,660,000 for the comparable period in 1993. This decrease in other revenues primarily reflects decreases in food and beverage revenues attendant to changes in bus couponing.

     Gaming costs and expenses were $104,100,000 for the nine months ended September 30, 1994, a decrease of $764,000 or .7% from gaming costs and expenses of $104,864,000 for the comparable period in 1993. This decrease was primarily due to taxes associated with decreased levels of gaming activity and revenues from the comparable period in 1993, offset by increased marketing costs.

     Income from operations was $34,947,000 for the nine months ended September 30, 1994, a decrease of $6,958,000 or 16.6% from income from operations of $41,905,000 for the comparable period in 1993.

     Net interest expense was $36,051,000 for the nine months ended September 30, 1994, an increase of $7,812,000 or 27.7% from net interest expense of $28,239,000 in the comparable period in 1993. This is attributable to interest expense associated with the Mortgage Notes and PIK Notes.

     Other non-operating expense was $4,724,000 for the nine months ended September 30, 1994, an increase of $2,276,000 or 9.3% from non-operating expense of $2,448,000 for the comparable period in 1993. This increase is directly attributable to nine months of costs associated with the Boardwalk Expansion Site amounting to $3,726,000 as compared to four months of cost amounting to $2,309,000 for the comparable period in 1993 in addition to $995,000 in costs associated with donations to Casino Reinvestment Development Authority for the nine months ended September 30, 1994. See
     Note 6 to the Condensed Financial Statements -- Future Expansion.

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

          With reference to the state court proceedings, BPHC's application for reconsideration of the Court's determination that the judgment entered on October 13, 1993 in favor of the Trump parties was denied on November 19, 1993. On November 29, 1993, BPHC Acquisition, Inc. and BPHC Parking Corp.filed a notice of appeal. BPHC unsuccessfully moved to dismiss this appeal. This appeal was subsequently consolidated with BPHC's appeal from the Final Judgement entered in favor of the Penthouse parties. A briefing schedule has been entered.

     ITEM 2 -- CHANGES IN SECURITIES
          None

     ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
          None

     ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

     ITEM 5 -- OTHER INFORMATION

     On September 19, 1994 Mr. Barry J. Cregan was appointed Chief Operating Officer of the Partnership.

     ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits:

          Exhibit No.         Exhibit

          10                  Employment Agreement between the Partnership and
                              Barry J. Cregan.


          b. Current Reports on Form 8-K: None

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             TRUMP PLAZA FUNDING, INC.
                                                  (Registrant)





     Dated: November 14, 1994                 By:
                                                   ___________________________
                                                   Francis X. McCarthy, Jr.
                                                   Vice President, Chief
                                                   Financial Officer and
                                                   PrincipalAccounting Officer
                                                   (Duly Authorized Officer and
                                                   Chief Accounting Officer)

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







                                             TRUMP PLAZA HOLDING ASSOCIATES
                                                  (Registrant)





     Dated: November 14, 1994                  By:
                                                   ___________________________
                                                   Francis X. McCarthy, Jr.
                                                   Chief Financial and
                                                   Accounting Officer
                                                   (Duly Authorized Officer and
                                                   Chief Accounting Officer)