Form 10-Q/A
period 1994-09-30
TRUMP PLAZA HOLDING ASSOCIATES
filed 1994-12-23
CIK 897729

December 23, 1994



Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re: Trump Plaza Funding, Inc. and
    Trump Plaza Holding Associates
    Form 10-Q/A
    SEC File No.  2-0129

Dear Sirs:

On behalf of Trump Plaza Funding Inc. ("Funding"), and Trump Plaza Holding Associates ("Holding") I enclose herewith for filing under the Securities Exchange Act of 1934 (the "1934 Act") an amendment to the Quarterly Report on Form 10-Q of Funding and Holding for the quarter ended September 30, 1994 (the "Form 10-Q") pursuant to your correspondence dated December 14, 1994.

This filing is being effected by direct transmission to the Commission's EDGAR System. This filing is being made under Funding's CIK number 000791445 and 1934 Act file number 2-0219.

Please call me, at 609/441-6639 if I can be of any assistance.

Sincerely,


Francis X. McCarthy, Jr.