Form 10-Q/A
period 1994-09-30
TRUMP PLAZA HOLDING ASSOCIATES; TRUMP PLAZA FUNDING INC
filed 1995-01-18
CIK 897729, 791445

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







                                                       TRUMP PLAZA FUNDING, INC.
                                                                    (Registrant)





     Dated: November 14, 1994                 By:
                                                   ---------------------------
                                                   Francis X. McCarthy, Jr.
                                                   Vice President, Chief
                                                   Financial Officer and
                                                   PrincipalAccounting Officer
                                                   (Duly Authorized Officer and
                                                   Chief Accounting Officer)

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







                                                  TRUMP PLAZA HOLDING ASSOCIATES
                                                                    (Registrant)





     Dated: November 14, 1994                  By:
                                                   ---------------------------
                                                        Francis X. McCarthy, Jr.
                                                             Chief Financial and
                                                              Accounting Officer
                                                    (Duly Authorized Officer and
                                                       Chief Accounting Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                             ----------------------------



                                    EXHIBITS


                                       TO


                                   FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1994




                             ----------------------------


              TRUMP PLAZA FUNDING, INC. - TRUMP PLAZA HOLDING ASSOCIATES


               (Exact name of registrants as specified in its charter)


                             Commission No. 2-0219

                               INDEX OF EXHIBITS

     Exhibit No.           Description

     10                    Chief Operating Officer Employment Agreement


     27                    Financial Data Schedule Trump Plaza Funding, Inc.


     27                    Financial data ScheduleTrump Plaza Holding Associates