Form 10-Q
period 1995-03-31
TRUMP PLAZA HOLDING ASSOCIATES; TRUMP PLAZA FUNDING INC; TRUMP PLAZA ASSOCIATES
filed 1995-05-11
CIK 897729, 791445, 791446

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 1995


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period _______________ to ______________.


Commission file number:             000-20219

                           TRUMP PLAZA FUNDING, INC.
                           -------------------------
            (Exact name of Registrant as specified in its charter)

          NEW JERSEY                             13-3339198
- ------------------------------------         --------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

MISSISSIPPI AVENUE AND THE BOARDWALK
ATLANTIC CITY, NEW JERSEY                           08401
- ------------------------------------         ---------------------
(Address of principal executive                  (Zip Code)
 offices)

                                (609) 441-6526
                                --------------
             (Registrant's telephone number, including area code)


Commission file number:             033-58608

                        TRUMP PLAZA HOLDING ASSOCIATES
                        ------------------------------
            (Exact name of Registrant as specified in its charter)

          NEW JERSEY                              22-3213714
- --------------------------------------       --------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)

MISSISSIPPI AVENUE AND THE BOARDWALK
ATLANTIC CITY, NEW JERSEY                            08401
- ------------------------------------          -------------------
(Address of principal executive                   (Zip Code)
 offices)

                                (609) 441-6526
                                --------------
             (Registrant's telephone number, including area code)

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             FORM 10-Q, CONTINUED


Commission file number:             033-04604-01

                            TRUMP PLAZA ASSOCIATES
                            ----------------------
            (Exact name of Registrant as specified in its charter)

          NEW JERSEY                            22-3241643
- --------------------------------------      -------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

MISSISSIPPI AVENUE AND THE BOARDWALK
ATLANTIC CITY, NEW JERSEY                            08401
- --------------------------------------      --------------------
(Address of principal executive                   (Zip Code)
 offices)

                                (609) 441-6526
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.   Yes x  No ___
                                               ---

Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes x  No ___
                           ---


The number of outstanding shares of Trump Plaza Funding, Inc.'s, common stock as of May 11, 1995, was 100.


          Total number of pages in this Report including Exhibits: 121

                           TRUMP PLAZA FUNDING, INC.
                        TRUMP PLAZA HOLDING ASSOCIATES
                            TRUMP PLAZA ASSOCIATES
                              INDEX TO FORM 10-Q

                                                                            Pages
                                                                            -----
Number
- ------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Condensed Balance Sheets of Trump Plaza Funding,Inc.
as of March 31, 1995 (unaudited) and December 31, 1994.                         1

Condensed Statements of Income of Trump Plaza Funding, Inc.
for the Three Months Ended March 31, 1995 and 1994 (unaudited).                 3

Condensed Statement of Capital of Trump Plaza Funding, Inc.
for the Three Months Ended March 31, 1995 (unaudited).                          5

Condensed Statements of Cash Flows of Trump Plaza
Funding, Inc. for the Three Months Ended March 31, 1995
and 1994 (unaudited).                                                           7

Condensed Consolidated Balance Sheets of Trump Plaza Holding
Associates and Trump Plaza Associates as of March 31, 1995
(unaudited) and December 31, 1994.                                              9

Condensed Consolidated Statements of Operations of Trump Plaza
Holding Associates and Trump Plaza Associates for the Three Months
Ended March 31, 1995 and 1994 (unaudited).                                     11

Condensed Consolidated Statement of Capital (Deficit) of Trump Plaza
Holding Associates and Trump Plaza Associates for the Three Months Ended
March 31, 1995 (unaudited).                                                    13

Condensed Consolidated Statements of Cash Flows of Trump Plaza
Holding Associates and Trump Plaza Associates for the Three Months Ended
March 31, 1995 and 1994 (unaudited).                                           15

Notes to Condensed Financial Statements of Trump Plaza Funding, Inc.,
Trump Plaza Holding Associates and Trump Plaza Associates.                     17

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations                                            31

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                                    34

ITEM 2 -- Changes in Securities                                                35

ITEM 3 -- Defaults upon Senior Securities                                      36

ITEM 4 -- Submission of Matters to a Vote of Security Holders                  36

ITEM 5 -- Other Information                                                    36

ITEM 6 -- Exhibits and Reports on Form 8-K                                     36

Signatures - Trump Plaza Funding, Inc.                                         38

Signatures - Trump Plaza Holding Associates                                    39

Signatures - Trump Plaza Associates                                            40

INDEX TO EXHIBITS                                                              41

                        PART I - FINANCIAL INFORMATION

ITEM 1- FINANCIAL STATEMENTS
        --------------------

                           TRUMP PLAZA FUNDING, INC.
                           -------------------------
                           CONDENSED BALANCE SHEETS
                           ------------------------
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                     ------------------------------------

                                                    March 31,     December 31,
                                                      1995           1994
                                                   -----------    -----------
                                                   (unaudited)
                                    ASSETS
                                    ------

CURRENT ASSETS:
Cash                                                $      2      $      2
Mortgage Interest Receivable                          10,467         1,495
                                                     -------       -------

     Total Current Assets                             10,469         1,497

Mortgage Note Receivable                             326,334       326,234
Receivable From Partnership                            3,822         3,822
                                                     -------       -------

  Total Assets                                      $340,625      $331,553
                                                     =======       =======

                            LIABILITIES AND CAPITAL
                            -----------------------

CURRENT LIABILITIES:

Accrued Interest Payable                            $ 10,467       $  1,495
                                                     -------        -------

  Total current liabilities                           10,467          1,495

10 7/8% Mortgage Bonds, net of
  discount due 2001                                  326,334        326,234
Deferred Income Taxes Payable                          3,822          3,822
                                                     -------        -------

  Total Liabilities                                  340,623        331,551
                                                     -------        -------

Common Stock, $.01 par value, 1,000
  shares authorized, 100 shares issued
  and outstanding                                        -              -

Additional Paid in Capital                                 2              2

Retained Earnings                                        -              -
                                                     -------        -------

  Total Liabilities and Capital                     $340,625       $331,553
                                                     =======        =======

                The accompanying notes are an integral part of
                        these condensed balance sheets.

                           TRUMP PLAZA FUNDING, INC.
                           -------------------------
                        CONDENSED STATEMENTS OF INCOME
                        ------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
              --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                                (IN THOUSANDS)
                                --------------








                                                        1995            1994
                                                       ------          ------


Interest Income From Partnership                      $ 9,072        $ 9,062
Interest  Expense                                      (9,072)        (9,062)
                                                       ------         ------

Income Before Provision for Taxes                         -               -

Provision for Income Taxes                                -               -
                                                       ------         ------
  Net Income                                          $   -          $    -
                                                       ======         ======

                  The accompanying notes are an integral part
                   of these condensed financial statements.

                           TRUMP PLAZA FUNDING, INC.
                           -------------------------
                        CONDENSED STATEMENT OF CAPITAL
                        ------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                   -----------------------------------------
                                  (UNAUDITED)
                                  -----------
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
                      -----------------------------------




                                  Common Stock
                              ---------------------
                                                     Additional
                              Number of               Paid In     Retained
                               Shares       Amount    Capital     Earnings         Total
                              ---------    --------  ---------    --------       -------

Balance,
  December 31, 1994                100          -      $    2          -          $    2

Net Income                         -            -         -            -             -
                                ------       ------     -----      -------         -----

Balance,
  March 31, 1995                   100          -      $    2          -          $    2
                                ======       ======     =====      =======         =====

                The accompanying notes are an integral part of
                     these condensed financial statements.

                           TRUMP PLAZA FUNDING, INC.
                           -------------------------
                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
              --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                                (IN THOUSANDS)
                                --------------

                                                          1995            1994
                                                        --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                             $   -          $    -
Adjustments to Reconcile Net Income
  To Net Cash Flows Provided by
  (Used In) Operating Activities:
Accretion of discount on indebtedness                      100              90
                                                        ------          ------

                                                           100              90


Increase in interest receivable                         (8,972)         (8,972)
Increase in interest payable                             8,972           8,972
                                                        ------          ------


Net Cash Flows Provided By Operating Activities            100              90
                                                        ---------       ------


CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Mortgage Note Receivable                      (100)            (90)
                                                        ------          ------

Net Cash Flows Used In
  Financing Activities                                    (100)            (90)
                                                        ------           -----

Net Change in Cash                                         -               -

Cash at Beginning of Year                                    2               2
                                                        ------          ------

Cash at March 31,                                      $     2        $      2
                                                        ======          ======

                The accompanying notes are an integral part of
                     these condensed financial statements.

                      TRUMP PLAZA HOLDING ASSOCIATES AND
                      ----------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                                (IN THOUSANDS)
                                --------------

                                    ASSETS
                                    ------


                                                   March 31,       December 31,
                                                     1995             1994
                                                -------------     --------------
                                                  (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $ 19,125           $ 11,144
  Receivables, net                                    6,920              6,797
  Inventories                                         3,535              3,657
  Other current assets                                3,584              4,280
                                                    -------            -------

    Total current assets                             33,164             25,878


PROPERTY AND EQUIPMENT, net                         301,710            298,354
LAND RIGHTS                                          29,597             29,688
OTHER ASSETS                                         22,241             21,723
                                                    -------            -------

    Total Assets                                   $386,712           $375,643
                                                    =======            =======

                            LIABILITIES AND CAPITAL
                            -----------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt             $  4,142           $  2,969
  Accounts payable and accrued expenses              25,811             26,782
  Accrued interest payable                           13,086              1,871
  Due to affiliate, net                                  35                206
                                                   --------           --------

    Total Current Liabilities                        43,074             31,828

LONG-TERM DEBT, net of discount and current
  maturities                                        405,786            403,214
DISTRIBUTION PAYABLE TO
  TRUMP PLAZA FUNDING, INC.                           3,822              3,822
DEFERRED STATE INCOME TAXES                             153                359
                                                   --------           --------

    Total Liabilities                               452,835            439,223
                                                   --------           --------

CAPITAL:
  Partners' Deficit                                 (78,772)           (78,772)
  Retained Earnings                                  12,649             15,192
                                                   --------           --------

    Total Deficit                                   (66,123)       (63,580)
                                                   --------       --------

    Total Liabilities and Capital                  $386,712       $375,643
                                                    =======        =======


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                       ----------------------------------
                             TRUMP PLAZA ASSOCIATES
                             ----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
               --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                                 (IN THOUSANDS)
                                 --------------


                                                          For the Three
                                                           Months Ended
                                                            March 31,
                                                         ---------------


                                                      1995            1994
                                                    --------        --------
REVENUES:
  Gaming                                            $ 65,722        $ 54,157
  Rooms                                                3,898           3,631
  Food and Beverage                                   10,259           8,383
  Other                                                1,781           1,820
                                                    --------        --------
     Gross Revenues                                   81,660          67,991

Less- Promotional allowances                           7,557           6,988
                                                    --------        --------

 Net Revenues                                         74,103          61,003
                                                    --------        --------

COSTS AND EXPENSES:
  Gaming                                              36,785          31,112
  Rooms                                                  680             682
  Food and Beverage                                    4,449           3,531
  General and Administrative                          16,750          18,503
  Depreciation and Amortization                        4,092           3,922
  Other                                                  833             840
                                                    --------        --------
                                                      63,589          58,590
                                                    --------        --------

     Income from operations                           10,514           2,413
                                                    --------        --------

NON-OPERATING INCOME AND
  (EXPENSES):
  Interest income                                        173             102
  Interest expense                                   (12,527)        (12,129)
  Other non-operating expense                           (909)         (1,288)
                                                    --------        --------
                                                     (13,263)        (13,315)
                                                    --------        --------
Loss before benefit
  for state income
  taxes                                               (2,749)        (10,902)

BENEFIT FOR STATE
  INCOME TAXES                                          (206)         (1,014)
                                                    --------        --------

    Net Loss                                        $ (2,543)       $ (9,888)
                                                    ========        ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       TRUMP PLAZA HOLDING ASSOCIATES AND
                       ----------------------------------
                             TRUMP PLAZA ASSOCIATES
                             ----------------------
             CONDENSED CONSOLIDATED STATEMENT OF CAPITAL (DEFICIT)
             -----------------------------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                   -----------------------------------------
                                  (UNAUDITED)
                                  -----------
                                 (IN THOUSANDS)
                                 --------------

                                           Partners'     Retained
                                           Capital       Earnings       Total
                                           --------      ---------  ------------

Balance,
  December 31, 1994                       $(78,772)      $15,192      $(63,580)

Net Loss                                       -          (2,543)       (2,543)
                                         ---------       -------      --------

Balance,
  March 31, 1995                          $(78,772)      $12,649      $(66,123)
                                         =========        ======       =======

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                                      -14
- -

                      TRUMP PLAZA HOLDING ASSOCIATES AND
                      ----------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
              --------------------------------------------------
                                  (UNAUDITED)
                                  -----------
                                (IN THOUSANDS)
                                --------------

                                                    1995        1994
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                          $ (2,543)   $ (9,888)
Adjustments to reconcile net loss to
  net cash flows from operating activities-
   Noncash charges-
    Depreciation and amortization                    4,092       3,922
    Accretion of discounts on indebtedness             522         455
    Provisions for losses on receivables               330         246
    Deferred state income taxes                      ( 206)     (1,014)
    Utilization of CRDA credits and donations          125         192
    Valuation allowance of CRDA investments             98          85
                                                    ------      ------
                                                     2,418      (6,002)


    (Increase) decrease in receivables                (453)        945
    Decrease in inventories                            122         160
    Increase in advances to affiliates                (171)       (659)
    Decrease in other current assets                   696       1,006
    (Increase) decrease in other assets               (744)        602
    (Decrease) increase in accounts payable and
      accrued expenses                                (971)      1,368
    Increase in accrued interest payable            11,215      10,957
                                                    ------      ------
     Net cash flows provided by operating
      activities                                    12,112       8,377
                                                    ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net             (7,354)     (6,165)
                                                    ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional Borrowings                                3,918         158
Payments and current maturities of
  long-term debt                                      (695)       (387)
                                                    ------      ------

    Net cash flows used in financing activities      3,223        (229)
                                                    ------      ------

Net increase in cash and
      cash equivalents                               7,981       1,983

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      11,144      14,393
                                                    ------      ------

CASH AND CASH EQUIVALENTS AT MARCH 31,             $19,125     $16,376


                                                   =======     =======

CASH INTEREST PAID                                 $    54     $   172
                                                   =======     =======





                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
         -------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------


1.  CONDENSED FINANCIAL STATEMENTS:
- -----------------------------------

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

The accompanying condensed financial statements have been prepared by the Company, Holding and the Partnership pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's, Holding's and the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the Securities and Exchange Commission.

The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 1995 are not necessarily indicative of the operating results for a full year.

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
         -------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------

2.  LONG-TERM DEBT :
- --------------------

Long-term debt consists of the following:


                                                March 31,      December 31,
                                                   1995           1994
                                               ------------   ------------
Company:
  10 7/8% Mortgage Notes, due 2001 net
    of unamortized discount of $3,666,000
    and $3,766,000, respectively (A)          $326,334,000    $326,234,000
                                               ===========     ===========
Holding and the Partnership:

Partnership
  Partnership Note (10 7/8% Mortgage Notes,
    due 2001 net of unamortized discount of
    $3,666,000 and $3,766,000,
    respectively (A)                          $326,334,000    $326,234,000
  Mortgage notes payable (C)                     5,396,000       5,494,000
  Other notes payable                            3,789,000         468,000
                                               -----------     -----------
                                               335,519,000     332,196,000
       Less - Current maturities                 4,142,000       2,969,000
                                               -----------     -----------
                                               331,377,000     329,227,000
Holding
  PIK Notes (12 1/2% Notes due 2003 net
  of discount of $9,347,000 and
  $9,769,000, respectively (B)                  74,409,000      73,987,000
                                               -----------     -----------
                                              $405,786,000    $403,214,000

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

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
         -------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------
2.  LONG-TERM DEBT CONT.:
- -------------------------

     The Mortgage Note Indenture contains certain covenants limiting the ability of the Partnership to incur indebtedness, including indebtedness secured by liens on Trump Plaza. In addition, the Partnership may, under certain circumstances, incur up to $25.0 million of indebtedness to finance the expansion of its facilities, which indebtedness may be secured by a lien on Trump Plaza East (See Note 6 Trump Plaza East) senior to the liens of the Note Mortgage and Guarantee Mortgage thereon. The Mortgage Notes represent the senior indebtedness of the Company. The Partnership Note and the Guarantee rank pari passu in right of payment with all existing and future senior indebtedness of the Partnership.

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

(B) On June 25, 1993 Holding issued $60,000,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost (the "Warrants"). The Warrants are exercisable following the earlier of certain triggering events or June 15, 1996.

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

     As of March 31, 1995, the Partnership has elected to issue in lieu of cash a total of $11,756,000 in PIK Notes to satisfy its semi-annual PIK Note interest obligation.

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

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
         -------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------

2.  LONG-TERM DEBT CONT.:
- -------------------------

(C) Interest on these notes are payable with interest rates ranging from 10.0% to 11.0%. The notes are due at various dates between 1995 and 1998 and are secured by real property.

3.  INCOME TAXES:
- -----------------

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

4.  CASINO LICENSE RENEWAL:
- ---------------------------

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the

New Jersey Casino Control Act (the "Act") the Partnership is required to maintain certain licenses.

In April, 1993, the New Jersey Casino Control Commission ("CCC") renewed the Partnership's license to operate Trump Plaza. This license must be renewed in June, 1995, is not transferable and will include a review of the financial stability of the Partnership. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Act allows

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
         -------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------


4.  CASINO LICENSE RENEWAL CONT.:
- ---------------------------------

for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

5.  LEGAL PROCEEDINGS:
- ----------------------

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

6.  TRUMP PLAZA EAST:
- ---------------------

In 1993, the Partnership received the approval of the CCC, subject to certain conditions, for the expansion of its hotel facilities ("Trump Plaza East"). On June 24, 1993, Trump transferred title of Trump Plaza East to a lender in an amount for a reduction in indebtedness to such lender in an amount equal to the sum of fair market value of Trump Plaza East and all rent payments made to such lender by Trump under the Trump Plaza East Lease (defined below). At that time, the lender leased Trump Plaza East to Trump (the "Trump Plaza East Lease") for a term of five years, which expires on June 30, 1998, during which time Trump is obligated to pay the lender $260,000 per month in lease payments. In October 1993, the Partnership assumed Trump Plaza East Lease and related expenses.

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
         -------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------

6.  TRUMP PLAZA EAST CONT'D
- ---------------------------

On June 24, 1993, the Partnership acquired a five-year option to purchase Trump Plaza East (the "Trump Plaza East Purchase Option"). In addition, the Partnership has the right of first refusal upon any proposed sale of all or any portion of Trump Plaza East during the term of the Trump Plaza East Purchase Option. Until such time as the Trump Plaza East Option is exercised or expires, the Partnership will be obligated, from and after the date it entered into the Trump Plaza East Purchase Option, to pay the net expenses associated with Trump Plaza East. During the three months ended March 31, 1995, the Partnership incurred $0.9 million of such expenses. The CCC has required that the Partnership exercise the Trump Plaza East Purchase Option or its right of first refusal no later than July 1, 1995. The Partnership has petitioned the CCC to extend such date to July 1, 1996; however, no assurance can be given that such waiver will be granted or that any condition imposed by the CCC would be acceptable to the Partnership. If the Partnership defaults in making payments due under the Trump Plaza East Purchase Option, the Partnership would be liable to the lender for the sum of (a) the present value of all remaining payments to be made by the Partnership pursuant to the Trump Plaza East Purchase Option during the terms thereof and (b) the cost of demolition of all improvements then located on the Trump Plaza East site. In order for the Partnership to exercise the option it would be required to pay $27.0 million through June 30, 1995, increasing by $1.0 million annually thereafter until expiration on June 30, 1998. If the Partnership is unable to exercise the option, it would be required to expense any capitalized costs associated with Trump Plaza East.

As of March 31, 1995, the Partnership had capitalized approximately $13.3 million in construction costs related to Trump Plaza East including a $1 million consulting fee paid to Trump (Note 8). The Partnership's ability to acquire Trump Plaza East pursuant to Trump Plaza East Purchase Option is dependent upon its ability to obtain financing to acquire the property. The ability to incur such indebtedness is restricted by the Mortgage Note Indenture and the PIK Note Indenture and requires the consent of certain of Trump's personal creditors. The Partnership's ability to develop Trump Plaza East is dependent upon its ability to use existing cash on hand and generate cash flow from operations sufficient to fund development costs. No assurance can be given that such cash on hand will be available to the Partnership for such purposes or that it will be able to generate sufficient cash flow from operations. In addition, exercise of Trump Plaza East Purchase Option or the right of first refusal requires the consent of certain of Trump's personal creditors, and there can be no assurance that such consent will be obtained at the time the Partnership desires to exercise Trump Plaza East Purchase Option or such right.

The accompanying financial statements do not include any adjustments that may be necessary should the Partnership be unable to exercise Trump Plaza East Purchase Option.

         TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES AND
         -------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------

7.  TRUMP PLAZA WEST OPTION:
- ----------------------------

In December 1993, Trump entered into an option agreement (the "Original Chemical Option Agreement") with Chemical Bank ("Chemical") and ACFH Inc. ("ACFH") a wholly-owned subsidiary of Chemical. The Original Chemical Option Agreement granted to Trump an option to purchase (i) the Trump Regency Hotel (including the land, improvements and personal property used in the operation of the hotel) ("Trump Plaza West") and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to the Partnership.

The aggregate purchase price payable for the assets subject to the Original Chemical Option Agreement was $60 million. Under the terms of the Original Chemical Option Agreement, $1 million was required to be paid for the option by January 5, 1994. In addition, the Original Chemical Option Agreement provided for an expiration of the option on May 8, 1994, subject to an extension until June 30, 1994 upon payment of an additional $250,000 on or prior to May 8, 1994. The Original Chemical Option Agreement did not allocate the purchase price among the assets subject to the option or permit the option to be exercised for some, but not all of such assets.

In connection with the execution of the Original Chemical Option Agreement, Trump agreed with the Partnership that, if Trump is able to acquire Trump Plaza West pursuant to the exercise of the option, he would make Trump Plaza West available for the sole benefit of the Partnership on a basis consistent with the Partnership's contractual obligations and requirements. Trump further agreed that the Partnership would not be required to pay any additional consideration to Trump in connection with any assignment of the option to purchase Trump Plaza West. On January 5, 1994, the Partnership obtained the approval of the CCC to make the $1 million payment, which was made on that date.

On June 16, 1994, Trump, Chemical and ACFH entered into, amended and restated the Original Chemical Option Agreement, (the "First Amended Chemical Option Agreement"). The First Amended Chemical Option Agreement provided for an extension of the expiration of the Option through September 30, 1994, upon payment of $250,000. Such payment was made on June 27, 1994. The First Amended Chemical Option Agreement also provided for a $60 million option price for Trump Plaza West and one of the Chemical Notes. On August 30, 1994, Trump, Chemical and ACFH entered into an amendment to the First Amended Chemical Option Agreement (the "Second Amended Chemical Option Agreement"). The Second Amended Chemical Option Agreement provides for an extension of the expiration of the option through March 31, 1995 upon the payment of $50,000 a month for the period October through December 1994, and $150,000 a month for the period January through March 1995. The Partnership received the approval of the CCC and has made such payments. On March 6, 1995, Trump, Chemical and ACFH entered into an amendment to the Second Amended Chemical Option Agreement (the "Third Amended Chemical Option Agreement"). The Third Amended Chemical Option Agreement provides for an extension of the expiration of the option through August 31, 1995 upon the payment of $100,000 per month for the period April through August 1995.

        TRUMP PLAZA FUNDING, INC., TRUMP PLAZA HOLDING ASSOCIATES, AND
        --------------------------------------------------------------
                            TRUMP PLAZA ASSOCIATES
                            ----------------------
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------
                                  (UNAUDITED)
                                  -----------

7.  TRUMP PLAZA WEST OPTION CONT'D
- ----------------------------------

The Partnership received the approval of the CCC on March 22, 1995 to make such payment. As a condition to the Third Amended Chemical Option Agreement, Trump must (i) obtain the approval of the CCC by July 1, 1995 for the transactions contemplated by the exercise of the option and for the financing to be used in connection with the acquisition of Trump Plaza West and other assets in connection with the exercise of the option; and (ii) file the Stock Offering's Registration Statement with the SEC by April 1, 1995. Under the terms of the Original Chemical Option Agreement, if the Partnership defaults in making payment due under the Original Chemical Option Agreement, the Partnership would be liable to the grantor of the Original Chemical Option Agreement for the sum of (i) the present value of all remaining payments to be made by the Partnership pursuant to the Original Chemical Option Agreement during the term thereof and
(ii) the cost of demolition of all improvements then located on Trump Plaza
East.

As of March 31, 1995, $1,950,000, representing option payments, is included in other assets in the accompanying condensed consolidated balance sheet. If the option is exercised, $1,850,000 will be available to offset the $60 million option price.

8.  OTHER PAYMENTS TO DONALD J. TRUMP:
- --------------------------------------

During 1994, the Partnership paid to Trump $1,000,000 under a Construction Management Service Agreement. The payment was made for construction management services rendered by Trump with respect to Trump Plaza East. This payment was approved prior to disbursement by the CCC and has been classified in construction in process in the accompanying condensed consolidated balance sheets as of March 31, 1995 and December 31, 1994.

During 1994, the Partnership also paid to Trump a commission of approximately $572,000 for securing a retail lease at Trump Plaza. The commission has been capitalized and is being amortized to expense over the 10-year term of the lease.

9.  PROPOSED PUBLIC OFFERINGS:
- ------------------------------

Three newly formed entities owned by Trump, Trump Hotels & Casino Resorts, Inc. ("THCR"), Trump Hotels & Casino Resorts Holdings, L.P. ("Trump Holdings") and Trump Hotels & Casino Resorts Funding, Inc. ("Trump Funding"), filed registration statements on March 30, 1995, and pre-effective amendments to such registration statements, for the offering and sale of $150 million in new equity funding and $140 million of Senior Secured Notes (the "Offerings").

In connection with the Offerings, Trump will cause all of his beneficial interest in the Partnership (consisting of all of the outstanding capital stock of the Company, a 99% equity interest in Holdings and all of the outstanding capital stock of Trump Plaza Holding, Inc.) to be contributed to Trump Holdings. Trump will also cause all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions to be contributed to Trump Holdings.

The net proceeds of the Offerings are intended to be used to repurchase or redeem the PIK Notes and Warrants, finance the expansion of Trump Plaza as well as to fund casino development costs in certain jurisdictions outside of Atlantic City.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

  RESULTS OF OPERATIONS
  ---------------------

CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

The Company was incorporated on March 14, 1986 as a New Jersey corporation, and was originally formed solely to raise funds through the issuance and sale of its debt securities for the benefit of the Partnership. On June 25, 1993 the Company issued and the Partnership guaranteed $330,000,000 of Mortgage Notes (for net proceeds of $325,687,000) and Holding issued an aggregate of $60,000,000 of PIK Notes, together with Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. Holding has no other assets or business other than its 99% equity interest in the Partnership. The Company owns the remaining 1% interest in the Partnership. In July 1993, the Partnership received approval from the CCC, subject to certain conditions, for the expansion of its hotel facilities on Trump Plaza East. The expansion will enable the Partnership to increase Trump Plaza's casino floor space by 30,000 square feet. Management anticipates that cash from operations, including the additional revenues anticipated to be provided by the expansion of the casino floor together with Atlantic City Casino Reinvestment Development Authority credits, will provide the working capital needed to renovate Trump Plaza East, although no assurances can be given that cashflow from operations will be sufficient for such purpose. See "Note 6 to the Condensed Financial Statements
- -- Trump Plaza East."

Cash flow from operating activities is the Partnership's principal source of liquidity. For the three months ended March 31, 1995, net cash from operating activities was $12,112,000. The increase of $3,735,000 in net cash provided by operating activities as compared to the comparable period in 1994 reflects improved operating results. For the three months ended March 31, 1995, cash and cash equivalents of $19,125,000 reflects an overall increase of $7,981,000 from $11,144,000 at December 31, 1994 which is primarily the result of improvements in cash flows from operating activities.

Capital expenditures of $7,354,000 for the three months ended March 31, 1995 increased approximately $1,189,000, from the comparable period in 1994 and was primarily attributable to the refurbishing costs associated with Trump Plaza East. These expenditures were financed from funds generated from operations. Trump Plaza East, described in Note 6 to the Condensed Financial Statements, may require additional borrowings.

At March 31, 1995, the Partnership had a combined working capital deficit totalling approximately $9,910,000, compared to a combined working capital deficit of $5,950,000 at December 31, 1994.

Pursuant to the terms of a Services Agreement (the "Services Agreement") with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, the Partnership pays TPM each year an annual fee of $1,000,000 in equal monthly installments and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under the Services Agreement, up to certain amounts. Under this Agreement, $285,000 and $268,000 were charged to expense for the three-month periods ended March 31, 1995 and 1994, respectively. Payments received under the Services Agreement are currently pledged by TPM to secure lease payments for a helicopter that TPM makes available to the Partnership. Pending approval by the lessor of the helicopter, it is currently contemplated that the stock of TPM will be transferred by Trump to Trump Holdings, which will in turn assume the lease and related obligations, as well as become entitled to all amounts payable under the Services Agreement.

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


COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 1995 AND 1994
- ---------------------------------------------------------------

OPERATING REVENUES AND EXPENSES
- -------------------------------

Gaming revenues were $65,722,000 for three months ended March 31, 1995, an increase of $11,565,000 or 21.4% from gaming revenues of $54,157,000 for the comparable period in 1994. This increase in gaming revenues consisted of an increase in both table games and slot revenues. While the first quarter of 1994 was adversely affected by unfavorable winter weather, management believes that the increase in gaming revenues in 1995 is due principally to an increased level of demand evident in the Atlantic City market generally, as well as to management's marketing and other initiatives, the introduction of new slot machines and table games, and the addition of bill acceptors on slot machines.

Slot revenues were $43,304,000 for the three months ended March 31, 1995, an increase of $9,954,000 or 29.8% from $33,350,000 in 1994.

Table games revenues were $22,418,000 for the three months ended March 31, 1995, an increase of $1,611,000 or 7.7%, from $20,807,000 in the comparable period 1994. This increase was primarily due to an increase in table games drop (i.e., the dollar value of chips purchased) by 2.3% for the three months ended March 31, 1995, from 1994, as well as an increase in the table games hold percentage to 16.7% (the percentage of table drop retained by the Partnership) for the three months ended March 31, 1995 from 15.9% in the comparable period in 1994.

Other revenues were $15,938,000 for the three months ended March 31, 1995, an increase of $2,104,000 or 15.2%, from other revenues of $13,834,000 in the comparable period in 1994. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase primarily reflects increases in food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

Promotional allowances were $7,557,000 for the three months ended March 31, 1995, an increase of $569,000 or 8.1% from promotional allowances of $6,988,000 in 1994. This increase is primarily attributable to an increase in gaming activity during the three months ended March 31, 1995.

Gaming costs and expenses were $36,785,000 for the three months ended March 31, 1995, an increase of $5,673,000 or 18.2% from gaming costs and expenses of $31,112,000 for the comparable period in 1994. This increase is primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from the comparable period in 1994.

General and administrative expenses were $16,750,000 for the three months ended March 31, 1995, a decrease of $1,753,000 or 9.5% from general and administrative expenses of $18,503,000 for the comparable period in 1994. This decrease is primarily the result of cost containment measures.

Income from operations was $10,514,000 for the three months ended March 31, 1995, an increase of $8,101,000 or 335.7% from income from operations of $2,413,000 for the comparable period in 1994.

Other non-operating expense was $909,000 for the three months ended March 31, 1995, a decrease of $571,000 from non-operating expense of $1,480,000 for the comparable period in 1994. This decrease is directly attributable to a net reduction in costs associated with Trump Plaza East. See Note 6 to Condensed Financial Statements -- Trump Plaza East.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS
          -----------------

Reference is made to the description of the legal proceedings contained in the Annual Report on Form 10-K of the Company, Holding and the Partnership for the year ended December 31, 1994, filed with the Securities and Exchange Commission, which is hereby incorporated by reference.

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

From monies made available to it, the New Jersey Casino Reinvestment Development Authority (the "CRDA") is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These investments are to fund up to 35% of the cost to casino licensees of such projects. The Partnership made application for such funding to the CRDA with respect to its proposed construction and rehabilitation of the Trump Plaza East hotel rooms and related Boardwalk and second level facilities, proposed demolition of an existing hotel expansion structure attached thereto and development of an appurtenant park, roadway and parking area on the site thereof and proposed acquisition of the entire project site.

The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same, reserved to the Partnership the right to take annual investment tax credits in an amount equal to 27% ($14.1 million) of $52.4 million of eligible estimated project development costs. In October 1994, following a September 1994 CCC ruling authorizing same, the Partnership advised the CRDA of its intention to, without affecting either the project development costs or the tax credits, locate approximately 15,000 square feet of casino space on the second floor of Trump Plaza East and was advised by the CRDA that its proposed use of such space would not affect the approval of the hotel development project.

As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated five condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire for the benefit of the Partnership certain small parcels of land within the project site. The defendants in three of those matters, with respect to parcels which impact only the park and parking areas, Casino Reinvestment Development Authority v. Banin, et al., Docket No. ATL-L-2676-94, Casino Reinvestment Development Authority v. Sabatini, et al., Docket No. ATL-L-2976-94, and Casino Reinvestment Development Authority v. Coking, et al., Docket No. ATL-L-2974-94, asserted numerous defenses to the condemnation complaints and filed counterclaims against the CRDA and third-party complaints against the Partnership alleging, inter alia, an improper exercise of the CRDA power for private purposes and conspiracy between the CRDA and the Partnership. After the filing of briefs and a hearing, a New Jersey Superior Court Judge issued an opinion that the Trump Plaza East acquisition and renovation was not eligible for CRDA funding and, as a result, the CRDA could not exercise its power of eminent domain because the project included casino floor space. The court, by order dated April 18, 1995, dismissed the condemnation complaints with prejudice. On April 17, the same Judge dismissed the counterclaims and third-party complaints without prejudice. Notices of appeal were filed with the New Jersey Superior Court, Appellate Division on April 21, 1995 by the CRDA and on April 24, 1995 by the Partnership. On May 1, 1995, the Casino Association of New Jersey on behalf of its members, 11 of the 12 Atlantic City casino hotels, filed a motion to intervene or, in the alternative, for leave to appear as an amicus curiae.

The completion of the planned renovations of Trump Plaza East is not dependent upon the utilization of such CRDA funding or upon the CRDA's acquisition of the real estate subject to the condemnation proceedings. The Partnership intends to pursue this appeal vigorously and believes it will be successful, based in part on the March 29, 1995 opinion of the New Jersey Office of Legislative Services ("OLS"), which serves as legal counsel to the New Jersey State Legislature, that N.J.S.A. 5:12-173.8 empowered the CRDA to approve and fund projects such as Trump Plaza East and, in part, on the fact that Section 173.8 expressly exempts hotel development projects from the statutory limitation with respect to any CRDA investment or project which directly and exclusively benefits the casino hotel or related facility.

In a related matter, Vera Coking et al. v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. ATL-L-339-94, the Atlantic City Planning Board's approval of the Trump Plaza East renovation was challenged on various grounds. In July 1994, a New Jersey Superior Court Judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because the Partnership lacked site control with respect to the small parcel of land the CRDA sought to condemn. Plaintiff appealed the court's decision upholding the approval of the hotel renovation and new roadway and the Partnership cross-appealed the court's decision invalidating the approval of the public park and valet parking area. The appeals are pending in the Superior Court of New Jersey, Appellate Division, Docket No. A-1511-94-T1. The Partnership believes that the public park and valet parking area can receive land-use approval by deletion of the small parcel .


ITEM 2 -- CHANGES IN SECURITIES
          ---------------------

In connection with the initial public offering (the "Stock Offering") of the Common Stock of THCR, written notice (the "PIK Note Redemption Notice") was given on April 26, 1995, to the First Bank National Association, as trustee (the "PIK Note Trustee") of the PIK Note Indenture indicating that, subject to certain conditions, the PIK Notes have been called for redemption on June 9, 1995 or such later date on or prior to June 15, 1995 that such conditions have been met (the "Redemption Date"). The redemption of the PIK Notes is expressly conditioned on the consummation of the Stock Offering, 35% of the net proceeds of which will be used to redeem all or such lesser portion of then outstanding PIK Notes. In the event that the Stock Offering is not consummated, Holding is under no obligation to redeem the PIK Notes and all PIK notes theretofore surrendered to the Paying Agent (as defined in the PIK Note Indenture) will promptly be returned to the holders thereof.

As a result of the triggering event caused by the proposed redemption of PIK Notes, each Warrant became exercisable as of April 26, 1995 and any Warrant not exercised prior to 5:00 p.m., New York City time, on June 8, 1995, shall automatically become null and void and all rights in respect thereof shall cease as of such time. Notice of the triggering event, together with the PIK Note Redemption Notice, was mailed to each registered holder of Warrants on April 26, 1995.

Holding has also been granted a right by a group of related holders of PIK Notes (the "Grantors") to purchase up to $40 million in an aggregate principal amount of their PIK Notes (the "Subject PIK Notes") at a cash purchase price (the "Purchase Price") of 95% of (i) the principal amount thereof and (ii) any accrued and unpaid interest thereon through the purchase date. The repurchase right is exercisable by Holding or its designee at any time from and after April 13, 1995 and until June 14, 1995 (the "Right Termination Date"). In the event that the repurchase right is not exercised on or prior to the Right Termination Date, it shall terminate and be of no further force and effect and Holding shall pay or cause an affiliate to pay to the Grantors a fee in the amount of 1% of the aggregate principal amount of the Subject PIK Notes (the "Fee") not later than the fifth business day following the Right Termination Date. The Fee is also payable in the event that Holding timely exercises the repurchase right and subsequently revokes such exercise or otherwise fails to pay the Purchase Price to the Grantors. It is anticipated that, upon repurchase of the Subject PIK Notes and redemption of the remaining PIK Notes called for redemption pursuant to the PIK Note Redemption Notice, no PIK Notes or Warrants will remain outstanding.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

          None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

ITEM 5 -- OTHER INFORMATION
          -----------------

Trump Oceanview, Inc., a corporation wholly owned by Trump ("Oceanview"), has entered into an agreement (the "Acquisition Agreement") with The New Jersey Sports and Exposition Authority ("NJSEA") to acquire, subject to the satisfaction of certain conditions, certain easement rights relating to portions of the East Hall of the Atlantic City Convention Center to be used as the pedestrian walkway connecting the casino in the existing facility of Trump Plaza and Trump Plaza West. Oceanview has assigned all of its rights and obligations under the Acquisition Agreement to the Partnership. The easement agreement to be executed at the closing of the acquisition rights will grant the Partnership an exclusive easement over, in and through the portions of the Convention Center to be used as the pedestrian walkway. The easement is for a 25-year term and may be renewed at the option of the Partnership for one additional 25-year period. In consideration of the granting of the easement, the Partnership must pay to NJSEA the sum of $2,000,000 annually, such annual payment to be adjusted every five years to reflect changes in the consumer price index. The Partnership will have the right to terminate the easement agreement at any time upon six months' notice to NJSEA in consideration of a termination payment of $1,000,000. In the event that the closing does not occur on or before August 27, 1995, NJSEA may terminate the Acquisition Agreement; provided, however, that the Partnership may extend the date of closing for up to six consecutive months by paying to NJSEA a payment of approximately $170,000 for each monthly extension.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

          a. Exhibits:
          -----------

               Exhibit No.    Description of Exhibit
               -----------    ----------------------

               4.20           Form of Notice to Holders of PIK Notes.

               4.21 Form of Notice to Holders of PIK Notes Warrants (with exhibit).

               4.22           Form of PIK Note repurchase agreement.

              10.50 Acquisition Agreement, dated April 27, 1995, between Oceanview and NJSEA

               27.1 Financial Data Schedule ("FDS") for the Company for the three month period ended March 31, 1995

               27.2 FDS for Holding for the three month period ended March 31, 1995

               27.3 FDS for the Partnership for the three month period ended March 31, 1995

          b. Current Reports on Form 8-K:
          ------------------------------

On April 6, 1995, the Company, Holding and the Partnership filed a Current Report on Form 8-K describing in Item 5 thereto the filing, on March 30, 1995, of a Registration Statement on Form S-1 by THCR in connection with the Stock Offering and a Registration Statement on Form S-1 by Trump Holdings and Trump Funding in connection with the offering of Senior Secured Notes of Trump Holdings and Trump Funding. No financial statements were filed with the Form 8-K.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         TRUMP PLAZA FUNDING, INC.
                                              (Registrant)



Dated: May 11, 1995                        By: /s/ Francis X. McCarthy, Jr.
                                               ----------------------------
                                            Francis X. McCarthy, Jr.
                                            Vice President, Chief Financial
                                            Officer and Principal Accounting
                                            Officer
                                            (Duly Authorized Officer and
                                            Chief Accounting Officer)

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.







                                             TRUMP PLAZA HOLDING ASSOCIATES
                                                  (Registrant)



Dated: May 11, 1995                           By: /s/ Francis X. McCarthy, Jr.
                                                  ----------------------------
                                                  Francis X. McCarthy, Jr.
                                                  Chief Financial and Accounting
                                                  Officer
                                                  (Duly Authorized Officer and
                                                  Chief Accounting Officer)

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRUMP PLAZA ASSOCIATES
                                                  (Registrant)



Dated: May 11, 1995                           By: /s/ Francis X. McCarthy, Jr.
                                                  ----------------------------
                                                  Francis X. McCarthy, Jr.
                                                  Chief Financial and Accounting
                                                  Officer
                                                  (Duly Authorized Officer and
                                                  Chief Accounting Officer)

                               INDEX TO EXHIBITS

                                                               Sequentially
                                                                 Numbered
Exhibit No.    Description of Exhibit                             Page
- -----------    ----------------------                             ----

4.20           Form of Notice to Holders of PIK Notes.             42

4.21           Form of Notice to Holders of PIK Notes              44
               Warrants (with exhibit).

4.22           Form of PIK Note repurchase agreement.              49

10.50          Acquisition Agreement between Oceanview             55
               and NJSEA.

27.1           Financial Data Schedule ("FDS") for the            119
               Company for the three month period ended
               March 31, 1995.

27.2           FDS for Holding for the three month period ended   120
               March 31, 1995.

27.3 FDS for the Partnership for the three month period 121 ended March 31, 1995.
