Form 10-Q
period 1996-03-31
TRUMP ATLANTIC CITY ASSOCIATES
filed 1996-05-23
CIK 897729

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended:     March 31, 1996


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period _______________ to ______________.

                         Commission file number: 333-643

                         TRUMP ATLANTIC CITY ASSOCIATES
             (Exact name of Registrant as specified in its charter)

          NEW JERSEY                                     22-3213714
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

Mississippi Avenue and The Boardwalk
Atlantic City, New Jersey                                   08401
(Address of principal executive  offices)                 (Zip Code)

                                 (609) 441-6060
              (Registrant's telephone number, including area code)

                         Commission file number: 333-643

                        TRUMP ATLANTIC CITY FUNDING, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       22-3418939
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

Mississippi Avenue and The Boardwalk
Atlantic City, New Jersey                                   08401
(Address of principal executive  offices)                 (Zip Code)

                                 (609) 441-6060
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ___ No _X_

The number of outstanding shares of Trump Atlantic City Funding, Inc. common stock, par value $.01 per share, as of April 30, 1996, was 100.

Trump Atlantic City Associates and Trump Atlantic City Funding, Inc. meet the conditions set forth in General Instruction (H) (1) (a) and (b) of Form 10-Q and are therefore filing this Form with the reduced disclosure format.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                           Page
                                                                          Number
                                                                          ------
PART I -- FINANCIAL INFORMATION
ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheets of Trump Atlantic City
Associates and Subsidiaries as of March 31, 1996 (unaudited)
and December 31, 1995.                                                        1

Condensed Consolidated Statements of Operations of Trump Atlantic
City Associates and Subsidiaries for the Three Months
Ended March 31, 1996 and 1995 (unaudited).                                    2

Condensed Consolidated Statement of Capital of Trump Atlantic
City Associates and Subsidiaries for the Three Months Ended
March 31, 1996 (unaudited).                                                   3

Condensed Consolidated Statements of Cash Flows of Trump Atlantic
City Associates and Subsidiaries for the Three Months Ended
March 31, 1996 and 1995 (unaudited).                                          4

Notes to Condensed Consolidated Financial Statements of Trump
Atlantic City Associates and Subsidiaries.                                   5-8

ITEM 2 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations                                         9-11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings                                                  11

ITEM 2 -- Changes in Securities                                              11
ITEM 3 -- Defaults upon Senior Securities                                    11

ITEM 4 -- Submission of Matters to a Vote of Security Holders                11
ITEM 5 -- Other Information                                                  11

ITEM 6 -- Exhibits and Reports on Form 8-K                                   12

Signature - Trump Atlantic City Associates                                   13

Signature - Trump Atlantic City Funding, Inc.                                14

PART I - FINANCIAL INFORMATION
ITEM 1- Financial Statements

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                      March 31,     December 31,
                                                       1996             1995
                                                      --------         --------
                                                    (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $ 20,205         $ 15,937
  Receivables, net                                      14,539           14,058
  Inventories                                            2,640            2,609
  Due from affiliates, net                               2,068            1,298
  Other current assets                                   4,475            5,045
                                                      --------         --------
    Total current assets                                43,927           38,947

PROPERTY AND EQUIPMENT, net                            421,016          395,942
LAND RIGHTS                                             29,227           29,320
OTHER ASSETS                                            15,593           15,815
                                                      --------         --------
    Total Assets                                      $509,763         $480,024
                                                      ========         ========

                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt                $  4,593         $  2,901
  Accounts payable and accrued expenses                 32,099           27,912
  Accrued interest payable                              10,467            1,497
                                                      --------         --------
    Total Current Liabilities                           47,159           32,310

LONG-TERM DEBT, net of discount and current
  maturities                                           332,879          332,721
DISTRIBUTION PAYABLE TO
  TRUMP PLAZA FUNDING, INC                               3,822            3,822
DEFERRED STATE INCOME TAXES                                345              359
                                                      --------         --------
    Total Liabilities                                  384,205          369,212
                                                      --------         --------

CAPITAL:
  Partners' Equity                                     110,087           94,087
  Retained Earnings                                     15,471           16,725
                                                      --------         --------
    Total Capital                                      125,558          110,812
                                                      --------         --------
    Total Liabilities and Capital                     $509,763         $480,024
                                                      ========         ========


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)
                                 (in thousands)

                                                        1996             1995
                                                      --------         --------
Revenues:
  Gaming                                              $ 74,270         $ 65,722
  Rooms                                                  5,798            3,898
  Food and Beverage                                     11,383           10,259
  Other                                                  2,100            1,781
                                                      --------         --------

     Gross Revenues                                     93,551           81,660

Less - Promotional allowances                           10,683            7,557
                                                      --------         --------

     Net Revenues                                       82,868           74,103
                                                      --------         --------
COSTS AND EXPENSES:
  Gaming                                                44,126           36,785
  Rooms                                                    777              680
  Food and Beverage                                      4,094            4,449
  Pre-Opening                                              479             --
  General and Administrative                            18,392           16,750
  Depreciation and Amortization                          4,523            4,092
  Other                                                    800              833
                                                      --------         --------
                                                        73,191           63,589
                                                      --------         --------

     Income from operations                              9,677           10,514
                                                      --------         --------
NON-OPERATING INCOME AND
  (EXPENSES):

  Interest income                                          195              173
  Interest expense                                      (9,751)         (12,527)
  Other non-operating expense                           (1,375)            (909)
                                                      --------         --------
                                                       (10,931)         (13,263)
Loss before benefit
  for state income taxes                                (1,254)          (2,749)

BENEFIT FOR STATE
  INCOME TAXES                                            --               (206)
                                                      --------         --------
     Net Loss                                         $ (1,254)        $ (2,543)
                                                      ========         ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)
                                 (in thousands)


                                         Partners'     Retained
                                          Capital      Earnings         Total
                                         --------      --------       ---------
Balance,
  December 31, 1995                      $ 94,087      $ 16,725       $ 110,812

Net Income                                   --          (1,254)         (1,254)

Contributed Capital - Trump
  Hotels & Casino Resorts
  Holdings, L.P.                           16,000          --            16,000
                                         --------      --------       ---------

Balance,
  March 31, 1996                         $110,087      $ 15,471       $ 125,558
                                         ========      ========       =========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)
                                 (in thousands)
                                                        1996             1995
                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $ (1,254)        $ (2,543)
Adjustments to reconcile net loss to
  net cash flows from operating activities-
   Noncash charges-
    Depreciation and amortization                        4,523            4,092
    Accretion of discounts on indebtedness                 112              522
    Amortization of deferred loan offering costs           448              448
    Provisions for losses on receivables                   317              330
    Deferred state income taxes                           --               (206)
    Utilization of CRDA credits and donations             --                125
    Valuation allowance of CRDA investments                 86               98
                                                      --------         --------
                                                         4,232            2,866


      Increase in receivables                             (798)            (453)
      (Increase) decrease in inventories                   (31)             145
      Increase in amounts due from affiliates             (770)            (171)
      Decrease in other current assets                     570              696
      Decrease (increase) in other assets                  512             (473)
      Increase (decrease) in accounts payable and
      accrued expenses                                   4,187           11,215
      Increase (decrease)in accrued interest payable     8,970             (971)
                                                      --------         --------

      Net cash provided by operating
      activities                                        16,872           12,854
                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                (28,053)          (7,354)
Purchase of CRDA Investments                              (926)            (742)
                                                      --------         --------

Net cash used in Investing Activities                  (28,979)          (8,096)
                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings                                    1,152            3,918
Payments and current maturities of long-term debt         (777)            (695)
Capital contributed from Trump Hotel and Casino
Resorts Holdings, L.P.                                  16,000             --
                                                      --------         --------


    Net cash provided by financing activities           16,375            3,223
                                                      --------         --------

Net increase in cash and cash equivalents                4,268            7,981

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          15,937           11,144
                                                      --------         --------

CASH AND CASH EQUIVALENTS AT MARCH 31,                $ 20,205         $ 19,125
                                                      ========         ========

CASH INTEREST PAID                                    $    205         $     54
                                                      ========         ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. CONDENSED FINANCIAL STATEMENTS:

The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership, formerly known as Trump Plaza Holding Associates ("Trump AC"), its 99% owned subsidiary, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates") that owns and operates Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), and its 100% owned subsidiary, Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"). Trump AC Funding had no operations prior to the issuance of the First Mortgage Notes on April 17, 1996 (see Note 6). Prior to April 17, 1996, Trump Plaza Funding, Inc., a New Jersey corporation ("Plaza Funding"), owned the remaining 1% interest in Plaza Associates which, as of such date, has been held by Trump Atlantic City Corporation, a Delaware corporation formerly known as The Trump Taj Mahal Corporation ("TACC") (see Note 6). Trump AC's sole sources of liquidity are distributions in respect of its interest in Plaza Associates. Trump AC and Plaza Funding are owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("Trump Holdings").

All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. The minority interest in Plaza Associates has not been separately reflected in the condensed consolidated financial statements of Trump AC because it is not deemed material.

The accompanying condensed consolidated financial statements have been prepared by Trump AC without audit. In the opinion of Trump AC, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. Certain prior year amounts have been reclassified to conform with the current period presentation.

The accompanying condensed consolidated financial statements have been prepared by Trump AC pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in Plaza Funding's and Plaza Associates' Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Commission.

The separate financial statements of the Subsidiary Guarantors (as defined in Note 6) have not been included because (i) the Subsidiary Guarantors constitute all of Trump AC's direct and indirect subsidiaries; (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Mortgage Notes (on a joint and several basis); (iii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Trump AC on a consolidated basis; and (iv) the separate financial and other disclosure concerning the Subsidiary Guarantors are not deemed material to investors.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CONDENSED FINANCIAL STATEMENTS CONT'D:

The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for a full year.

2.  PUBLIC OFFERINGS:

On June 12, 1995, Trump Hotels & Casino Resorts, Inc. ("THCR") completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "THCR Common Stock") at $14.00 per share (the "June 1995 Stock Offering") for gross proceeds of $140,000,000. Concurrently with the June 1995 Stock Offering, Trump Holdings, together with its subsidiary, Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation, ("Trump Funding") issued its 15 1/2% Senior Secured Notes (the "Senior Notes") for gross proceeds of $155,000,000 (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"). THCR contributed approximately $126,848,000 of the proceeds of the June 1995 Stock Offering to Trump Holdings. Trump Holdings subsequently contributed $146,859,000 of the proceeds of the June 1995 Offerings to Trump AC.

Prior to the June 1995 Offerings, Donald J. Trump ("Trump") was the owner of Trump Holdings. Concurrent with the June 1995 Offerings, Trump contributed to Trump Holdings all of his beneficial interest in Plaza Associates, consisting of all of the outstanding capital stock of Plaza Funding, a 99% equity interest in Trump AC and all of the outstanding capital stock of Trump Atlantic City Holding, Inc., a Delaware corporation formerly known as Trump Plaza Holding, Inc. ("AC Holding Inc."), which owns the remaining 1% equity interest in Trump AC (see Note 6). Trump also contributed to Trump Holdings all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana, Inc., a Delaware corporation ("Trump Indiana"), which is developing a riverboat gaming project in Buffington Harbor, Indiana, scheduled to commence operations in the second quarter of 1996 (the "Indiana Riverboat"), but excluding his interests in the Trump Taj Mahal Casino Resort and Trump's Castle Casino Resort (together, the "Other Trump Casinos").

3.  LONG-TERM DEBT :

Long-term debt consists of the following:

                                                    March 31,       December 31,
                                                       1996             1995
                                                   ------------     ------------
  Plaza Notes (10 7/8% Mortgage
  Notes, due 2001 net of unamortized
  discount of $3,236,000 and $3,348,000
    respectively  (A)                              $326,764,000     $326,652,000
  Mortgage notes payable                              2,738,000        2,953,000
  Other notes payable                                 7,970,000        6,017,000
                                                   ------------     ------------
                                                    337,472,000      335,622,000
       Less - Current maturities                      4,593,000        2,901,000
                                                   ------------     ------------
                                                   $332,879,000     $332,721,000
                                                   ============     ============

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
3.  LONG-TERM DEBT CONT.:

(A) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Plaza Notes"), net of discount of $4,313,000, and loaned the proceeds to Plaza Associates. (See Note 6).

On June 25, 1993 Trump AC (then known as Trump Plaza Holding Associates) issued $60,000,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), together with warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost (the "Warrants"). The Warrants were exercised prior to June 12, 1995, and, with proceeds from the June 1995 Offerings contributed by Trump Holdings to Trump AC, the PIK Notes were repurchased and redeemed on June 12, 1995. Such repurchase and redemption resulted in the recognition of an extraordinary loss of $9,250,000 relating to the redemption and the write-off of unamortized deferred financing costs.

4.  CASINO LICENSE RENEWAL:

The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Act") Plaza Associates is required to maintain certain licenses.

In June 1995, the New Jersey Casino Control Commission ("CCC") renewed Plaza Associates' license to operate Trump Plaza. This license must be renewed in June 1999, is not transferable, and such renewal of the license will include a review of the financial stability of Plaza Associates. Upon revocation, suspension for more than 120 days or if the CCC fails or refuses to renew such casino license, the Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

5.  TRUMP WORLD'S FAIR:

In December 1993, Trump entered into an option agreement, as amended (the "Trump World's Fair Purchase Option"), with Chemical Bank ("Chemical") and ACFH Inc. ("ACFH"). The Trump World's Fair Purchase Option granted to Trump an option to purchase (i) the former Trump Regency Hotel, located on The Boardwalk on the opposite side of the Atlantic City Convention Center from Trump Plaza's main tower ("Trump World's Fair") (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain secured promissory notes (including a personal promissory note of Trump payable to Chemical for $35.9 million (the "Trump Note")) made by Trump and/or certain of his affiliates and payable to Chemical, which are secured by certain real estate assets located in New York and are unrelated to Plaza Associates (the "Chemical Notes"). On June 12, 1995, using proceeds from the June 1995 Offerings contributed by Trump Holdings, the Trump World's Fair Purchase Option was exercised for $58,150,000 ($60 million less $1,850,000 in option payments which were available as of that date to offset the original exercise price), and title to Trump World's Fair was transferred via directed deed from ACFH to Plaza Associates. In connection with the exercise of the Trump World's Fair Purchase Option, the Trump Note was cancelled. THCR is currently in the process of renovating and integrating Trump World's Fair into Trump Plaza.

               TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.  SUBSEQUENT EVENTS:

On April 17, 1996, in connection with the acquisition by Trump Holdings of Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), that owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal"), Trump AC and its wholly owned subsidiary, Trump AC Funding issued $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "1996 Note Offering") (the Mortgage Notes"). The Mortgage Notes are guaranteed by Plaza Associates, Taj Associates and Trump (TACC and, together with Plaza Associates and Taj Associates, the "Subsidiary Guarantors"). Trump AC and TACC currently own 99% and 1% general partnership interests, respectively, in each of Plaza Associates and Taj Associates. The proceeds of the 1996 Note Offering, together with proceeds from the offering of 12.5 million shares of THCR Common Stock by THCR (plus an additional .75 million shares of THCR Common Stock issued in connection with the partial exercise of the underwriters' over-allotment option) (the "1996 Stock Offering" and, together with the 1996 Note Offering, the "1996 Offerings"), were used to, among other things,

     (a) redeem the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc.;

     (b) retire the outstanding Plaza Notes;

     (c) satisfy the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA;

     (d) purchase certain real property used in the operation of the Taj Mahal that was leased from a corporation wholly owned by Trump;

     (e) purchase certain real property used in the operation of Trump Plaza that was leased from an unaffiliated third party;

     (f) make a payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

     (g) issue warrants to Trump to purchase an aggregate of 1.8 million shares of THCR Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30.00 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35.00 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40.00 per share.

Trump AC and Trump AC Funding have no independent operations, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the Subsidiary Guarantors to distribute funds to Trump AC.

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Cash flows from operating activities is Plaza Associates' principal source of liquidity. With proceeds from the June 1995 Offerings, Trump Holdings made a capital contribution of $146,859,000 in Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the PIK Notes (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and to fund construction costs incurred in the renovation and integration of a hotel located adjacent to Trump Plaza's main tower ("Trump Plaza East Tower"). Funds have been restricted by Trump Holdings for the renovation of Trump World's Fair and further renovation of Trump Plaza East Tower. With these restricted funds and cash flows from operating activities, management believes that sufficient funds are available to complete the renovations. During the three months ended March 31, 1996, Trump Holdings made additional capital contributions of $16,000,000 to Plaza Associates to fund such construction costs. When the renovations are completed, Plaza Associates will have 139,553 square feet of gaming space, 1,404 hotel rooms and additional restaurant and meeting space.

Capital expenditures were $29,417,000 for the three months ended March 31, 1996, an increase of approximately $22,063,000 or 300%, from the comparable period in 1995. Capital expenditures attributable to Trump Plaza East Tower were approximately $4,611,000 and $1,597,000 for the months ended March 31, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $22,428,000 for the three months ended March 31, 1996. Capital expenditures for improvements to existing facilities were $2,378,000 and $5,757,000 for the three months ended March 31, 1996 and 1995.

At March 31, 1996, Plaza Associates had a combined working capital deficit of $3,232,000 which included a receivable from the CRDA for approximately $6,700,000 for reimbursable improvements made to the Trump Plaza East Tower, which receivable is currently the subject of litigation.

As of March 31, 1996 the indenture pursuant to which the Plaza Notes were issued (the Plaza Note Indenture) restricted the ability of Plaza Associates to make distributions to its partners, and required compliance with certain financial ratios. On April 17, 1996, the Plaza Notes were defeased pursuant to a covenant defeasance (the "Defeasance"). As a result of the Defeasance the restrictions limiting distributions by Plaza Associates have been eliminated. As of April 17, 1996, there are no restrictions on the ability of the Subsidiary Guarantors to distribute funds to Trump AC.

The financial information presented below reflects the results of operations of Plaza Associates. Because Trump AC has no business operations other than its interest in Plaza Associates at March 31, 1996, its results of operations are not discussed below.

COMPARISON OF THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995

OPERATING REVENUES AND EXPENSES

Gaming revenues were $74,270,000 for the three months ended March 31, 1996, an increase of $8,548,000 or 13.0% from gaming revenues of $65,722,000 for the comparable period in 1995. This increase in gaming revenues consisted of an increase in both table games and slot revenues. Management believes this increase in gaming revenue is due primarily to an increased level of demand evident in the Atlantic City market, management's marketing initiatives, and the availability of additional hotel rooms at Trump Plaza East Tower as well as the February 1996 opening of the casino at Trump Plaza East Tower.

Slot revenues were $49,832,000 for the three months ended March 31, 1996, an increase of $6,528,000 or 15.1% from $43,304,000 in 1995. This increase is directly attributable to the addition of 405 slot machines in Trump Plaza East Tower, as well as management's marketing programs.

Table games revenues were $24,438,000 for the three months ended March 31, 1996, an increase of $2,020,000 or 9.0% from $22,418,000 for the comparable period in 1995. This increase is due primarily to an increase in table game drop (i.e., the dollar value of chips purchased) by 8.0% for the three months ended March 31, 1996 from 1995, as well as the addition of 12 table games in Trump Plaza East Tower.

Other revenues were $19,281,000 for the three months ended March 31, 1996, an increase of $3,343,000 or 21.0% from other revenues of $15,938,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase primarily reflects the additional rooms at Trump Plaza East Tower as well as increases in rooms, and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

Promotional allowances were $10,683,000 for the three months ended March 31, 1996, an increase of $3,126,000 or 41.4% from promotional allowances of $7,557,000 in 1995. This increase is attributable primarily to the additional rooms at Trump Plaza East Tower as well as increases in marketing initiatives during the three months ended March 31, 1996.

Gaming costs and expenses were $44,126,000 for the three months ended March 31, 1996, an increase of $7,341,000 or 20.0% from $36,785,000 for the comparable period in 1995. This increase was primarily due to increased promotional and operating expenses and taxes associated with increased levels of gaming revenues from the comparable period in 1995.

General and administrative expenses were $18,392,000 for the three months ended March 31, 1996, an increase of $1,642,000 or 9.8% from general and administrative expenses of $16,750,000 for the comparable period in 1995. This increase is primarily the result of increased expense associated with the Trump Plaza East Tower.

Income from operations was $9,677,000 for the three months ended March 31, 1996, a decrease of $837,000 or 8.0% from income from operations of $10,514,000 for the comparable period in 1995.

OPERATING REVENUES AND EXPENSES CONT'D

Interest expense was $9,751,000 for the three months ended March 31, 1996, a decrease of $2,776,000 or 22.2% from interest expense of $12,527,000 for the comparable period in 1995. This decrease is the result of the redemption of the PIK notes in June 1995.

Other non-operating expense was $1,375,000 for the three months ended March 31, 1996, an increase of $466,000 or 51.3% from non-operating expense of $909,000 for the comparable period in 1995. This increase is directly attributable to costs associated with Trump World's Fair.

PART II - OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

Plaza Associates, its partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates has agreed to indemnify such persons and entities, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

Various legal proceedings are now pending against Plaza Associates. Trump AC considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and Trump AC believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of Plaza Associates.

ITEM 2 -- CHANGES IN SECURITIES

          None

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5 -- OTHER INFORMATION

          None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K.

          a. Exhibits:

          Exhibit No.     Description of Exhibit

          3.8.4 Amended and Restated Partnership Agreement of Trump Atlantic City Associates.

          4.19.6 Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Associates, as pledgor, to First Bank National Association, as Senior Note Trustee.

          4.26.1 Indenture, among Trump Atlantic City Associates and Trump Atlantic City Funding, Inc., as issuers, Trump Plaza Associates, Trump Taj Mahal Associates and The Trump Taj Mahal Corporation, as guarantors, Trump Taj Mahal Funding, Inc., and First Bank National Association, as trustee.

          4.27.1          First Mortgage Note  Certificate  (included in Exhibit
                          4.26.1).

          4.28.1 Indenture of Mortgage and Security Agreement, among Trump Taj Mal Associates, as mortgagor, and First Bank National Association, as collateral agent, as mortgagee.

          4.28.2 Indenture of Mortgage and Security Agreement, among Trump Plaza Associates, as mortgagor, and First Bank National Association, as collateral agent, as mortgagee.

          4.29.1 Assignment of Leases and Rents, among Trump Taj Mahal Associates, as assignor, and First Bank National Association, as collateral agent, as mortgagee.

          4.29.2 Assignment of Leases and Rents, among Trump Plaza Associates, as assignor, and First Bank National Association, as collateral agency, as mortgagee.

          4.30.1 Collateral Agency Agreement, among and First Bank National Association, as collateral agent, and First Bank National Association, as trustee, Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., the other secured parties signatory thereto; and the guarantors under the First Mortgage Note Indenture.

          10.63 Third Amended and Restated Partnership Agreement of Trump Plaza Associates.

          27              Financial  Data   Schedule   of  Trump  Atlantic  City
                          Associates.

          b. Current Reports on Form 8-K:

          The Registrants did not file any reports on Form 8-K during the period beginning January 1, 1996 and ending March 31, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TRUMP ATLANTIC CITY ASSOCIATES
                            (Registrant)

                            By:  Trump Hotels & Casino Resorts Holdings, L.P.
                                       its general partner

                            By:  Trump Hotels & Casino Resorts, Inc.
                                       its general partner



Dated: May 23, 1996                    /s/  Nicholas L. Ribis
                                       -----------------------------------
                                       Name:  Nicholas L. Ribis

                                       Title:  President, Chief Executive
                                               Officer,  Chief Financial Officer
                                               and Director
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TRUMP ATLANTIC CITY FUNDING, INC.
                            (Registrant)





Dated: May 23, 1996                    /s/  Nicholas L. Ribis
                                       -----------------------------------
                                       Name:  Nicholas L. Ribis

                                       Title:  President, Chief Executive
                                               Officer,  Chief Financial Officer
                                               and Director
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)