Form 10-Q
period 1996-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC
filed 1996-08-14
CIK 897729, 1006918

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1996

                                       OR

| |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from ________ to ________

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No | |

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Atlantic City Funding, Inc. as of August 14, 1996 was 100.


     Trump Atlantic City Funding, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                   ----------

                               INDEX TO FORM 10-Q

                                                                      Page No.

PART I -- FINANCIAL INFORMATION

 ITEM 1 -- Financial Statements

      Condensed Consolidated Balance Sheets of Trump
        Atlantic City Associates and Subsidiaries as of June
        30, 1996 (unaudited) and December 31, 1995............................ 1

      Condensed Consolidated Statements of Operations of
        Trump Atlantic City Associates and Subsidiaries for
        the Three Months and Six Months Ended June 30, 1996
        and 1995 (unaudited).................................................. 2

      Condensed Consolidated Statement of Capital of Trump
        Atlantic City Associates and Subsidiaries for the
        Six Months Ended June 30, 1996 (unaudited)............................ 3

      Condensed Consolidated Statements of Cash Flows of
        Trump Atlantic City Associates and Subsidiaries for
        the Six Months Ended June 30, 1996 and 1995
        (unaudited)........................................................... 4

      Notes to Condensed Consolidated Financial Statements
        of Trump Atlantic City Associates and Subsidiaries
        (unaudited)......................................................... 5-8

 ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 9-14


PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings................................................ 15
  ITEM 2 -- Changes in Securities............................................ 16
  ITEM 3 -- Defaults Upon Senior Securities.................................. 16
  ITEM 4 -- Submission of Matters to a Vote of Security Holders.............  16
  ITEM 5 -- Other Information...............................................  16
  ITEM 6 -- Exhibits and Reports on Form 8-K................................  16


SIGNATURES


 Signature -- Trump Atlantic City Associates................................  17
 Signature -- Trump Atlantic City Funding, Inc. ............................  18

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                            June 30,     December 31,
                                                              1996           1995
                                                         -----------    -----------
                                                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ..........................   $    68,469    $    15,937
  Receivables, net ...................................        51,591         14,058
  Inventories ........................................         9,514          2,609
  Due from affiliates, net ...........................         2,678          1,298
  Other current assets ...............................        12,664          5,045
                                                         -----------    -----------
    Total current assets .............................       144,916         38,947

PROPERTY AND EQUIPMENT, NET ..........................     1,414,219        395,942
LAND RIGHTS ..........................................        29,135         29,320
DEFERRED LOAN COSTS, NET .............................        42,696         10,850
OTHER ASSETS .........................................        21,072          4,965
                                                         -----------    -----------
    Total Assets .....................................   $ 1,652,038    $   480,024
                                                         ===========    ===========



                             LIABILITIES AND CAPITAL


CURRENT LIABILITIES:
  Current maturities of long-term debt ...............   $     8,027    $     2,901
  Accounts payable and accrued expenses ..............        78,104         27,912
  Accrued interest payable ...........................        27,750          1,497
                                                         -----------    -----------
    Total Current Liabilities ........................       113,881         32,310

LONG-TERM DEBT, net of discount and current maturities     1,211,562        332,721
OTHER LONG-TERM LIABILITIES ..........................         5,640           --
DEFERRED STATE INCOME TAXES ..........................         4,167          4,181
                                                         -----------    -----------
    Total Liabilities ................................     1,335,250        369,212
                                                         -----------    -----------

CAPITAL:
  Partners' Equity ...................................       349,191         94,087
  Retained Earnings (Accumulated Deficit) ............       (32,403)        16,725
                                                         -----------    -----------
  Total Capital ......................................       316,788        110,812
                                                         -----------    -----------
    Total Liabilities and Capital ....................   $ 1,652,038    $   480,024
                                                         ===========    ===========



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)
                                 (in thousands)


                                                          For the Three Months       For the Six Months
                                                              Ended June 30,           Ended June 30,
                                                          --------------------      --------------------
                                                           1996         1995        1996          1995
                                                          -------      -------      -------      -------
REVENUES:
  Gaming ............................................   $ 205,760    $  73,589    $ 280,030    $ 139,311
  Rooms .............................................      18,356        4,908       24,154        8,806
  Food and Beverage .................................      26,919       10,630       38,302       20,889
  Other .............................................       6,226        1,984        8,326        3,765
                                                          -------      -------      -------      -------
    Gross Revenues ..................................     257,261       91,111      350,812      172,771
Less--Promotional allowances ........................      27,702        8,960       38,385       16,517
                                                          -------      -------      -------      -------
    Net Revenues ....................................     229,559       82,151      312,427      156,254
                                                          -------      -------      -------      -------

COSTS AND EXPENSES:
  Gaming ............................................     121,451       39,906      165,577       76,691
  Rooms .............................................       4,118          630        4,895        1,310
  Food and Beverage .................................      11,923        4,557       16,017        9,006
  Pre-Opening .......................................       2,853         --          3,332         --
  General and Admin .................................      39,376       17,243       57,768       33,993
  Depreciation and Amortization .....................      16,679        3,744       21,202        7,836
  Other .............................................       1,061          788        1,861        1,621
                                                          -------      -------      -------      -------
                                                          197,461       66,868      270,652      130,457
                                                          -------      -------      -------      -------
    Income from operations ..........................      32,098       15,283       41,775       25,797
                                                          -------      -------      -------      -------

NON-OPERATING INCOME AND (EXPENSES):
  Interest income ...................................         434          297          629          470
  Interest expense ..................................     (31,831)     (12,048)     (41,582)     (24,575)
  Other non-operating income (expense) ..............      10,557         (933)       9,182       (1,842)
                                                          -------      -------      -------      -------
                                                          (20,840)     (12,684)     (31,771)     (25,947)
                                                          -------      -------      -------      -------

Income (loss) before provision for state income taxes
 and extraordinary loss .............................      11,258        2,599       10,004         (150)
Provision for state income taxes ....................        --            206         --           --
                                                          -------      -------      -------      -------
Income before extraordinary items ...................      11,258        2,393       10,004         (150)
Extraordinary Loss ..................................     (59,132)      (9,250)     (59,132)      (9,250)
                                                          -------      -------      -------      -------
NET  LOSS ...........................................   $ (47,874)   $  (6,857)   $ (49,128)   $  (9,400)
                                                          =======      =======      =======      =======



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)
                                 (in thousands)



                                                                   Retained
                                                                   Earnings
                                                      Partners'  (Accumulated
                                                       Capital     Deficit)        Total
                                                      ---------    --------      ---------

Balance, December 31, 1995 .........................    $94,087     $16,725      $ 110,812

Net  Loss ..........................................       --       (49,128)       (49,128)

Contributed Capital -- Trump Hotels & Casino Resorts
 Holdings, L.P. ....................................    255,104       --           255,104
                                                      ---------    --------      ---------

Balance, June 30, 1996 .............................  $ 349,191    $(32,403)     $ 316,788
                                                      =========    ========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (unaudited)
                        (in thousands, except share data)

                                                                                        1996            1995
                                                                                      --------        -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .......................................................................      $(49,128)       $(9,400)
Adjustments to reconcile net loss to net cash flows from
  operating activities --
   Noncash charges --
     Extraordinary Loss ........................................................        59,132          9,250
     Depreciation and amortization .............................................        21,202          7,836
     Accretion of discounts on indebtedness ....................................           132            915
     Provisions for losses on receivables ......................................         1,547            556
     Amortization of deferred loan offering costs ..............................         2,045           --
     Utilization of CRDA credits and donations .................................          --              262
     Deferred income taxes .....................................................           (14)          --
     Valuation allowance of CRDA investments ...................................           894            (57)
                                                                                      --------        -------
                                                                                        35,810          9,362
Changes in assets and liabilities, net of effects from purchase of Taj Mahal:
     Increase in receivables ...................................................       (19,311)        (2,322)
     (Increase) decrease in inventories ........................................           (74)           126
     Increase in advances from affiliates ......................................        (2,109)          (555)
     Increase in other current assets ..........................................        (5,451)        (1,321)
     Decrease in other assets ..................................................           836          2,149
     Increase in accounts payable and accrued expenses .........................         5,114          1,796
     Decrease in accrued interest payable ......................................       (19,723)          (374)
     Decrease in other long-term liabilities ...................................          (450)          --
                                                                                      --------        -------
Net cash (used) provided by operating activities ...............................        (5,358)         8,861
                                                                                      --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net ........................................      (158,865)       (74,188)
Purchase of CRDA Investments ...................................................        (1,862)        (1,501)
Purchase of Taj Holding, net of cash acquired ..................................        46,714           --
                                                                                      --------        -------
Net cash used in Investing Activities ..........................................      (114,013)       (75,689)
                                                                                      --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of other long-term debt ...............................         5,906          1,930
  Payments and current maturities of long-term debt ............................        (4,410)        (2,370)
  Redemption of Plaza PIK Notes ................................................          --          (81,746)
  Contributed capital ..........................................................       204,785        146,859
  Retirement of long-term debt .................................................    (1,156,836)          --
  Issuance of Trump AC Mortgage Notes ..........................................     1,200,000           --
  Retirement of Nat West loan ..................................................       (36,500)          --
  Cost of Issuing debt .........................................................       (41,042)          --
                                                                                      --------        -------
          Net cash provided by financing activities ............................       171,903         64,673
                                                                                      --------        -------
          Net increase (decrease) in cash & cash equivalents ...................        52,532           (654)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............................        15,937         11,144
                                                                                      --------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................       $68,469        $10,490
                                                                                      ========        =======
CASH INTEREST PAID .............................................................       $13,933        $22,495
                                                                                      ========        =======
Supplemental Disclosure of noncash activities:
THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and
323,423 shares of its common stock value at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to
$40,500, net of the $10,000 payment to Bankers Trust, was recorded as minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was recorded as an increase to Property, Plant & Equipment

Fair Value of net assets acquired ..............................................   $ 1,005,816
Cash paid for the capital stock and payment to Bankers Trust ...................       (41,181)
Minority interest of Trump .....................................................       (30,500)
                                                                                      --------
Liabilities assumed ............................................................       934,135
                                                                                      ========

In connection with the purchase of the Specified Parcels THCR issued 500,000 shares of its common stock valued at $10,500

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) Condensed Financial Statements

     The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership, formerly known as Trump Plaza Holding Associates ("Trump AC"), and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), and Trump Atlantic City Corporation, a Delaware Corporation ("TACC"). Trump AC's sole sources of liquidity are distributions in respect of its interest in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") (See
Note 2). Trump AC and Trump AC Funding have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the Subsidiary Guarantors (as defined in Note 2) to distribute funds to Trump AC.

     All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements have been prepared by Trump AC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of Trump AC, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. Certain prior year amounts have been reclassified to conform with the current period presentation.

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for a full year.

     The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of Trump AC's direct and indirect subsidiaries; (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Trump AC Mortgage Notes (as defined in Note 2) on a joint and several basis; (iii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Trump AC on a consolidated basis; and (iv) the separate financial and other disclosures concerning the Subsidiary Guarantors are not deemed material to investors.


(2) Public Offerings and Merger

     On June 12, 1995, Trump Hotels & Casino Resorts, Inc. ("THCR") completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"), at $14.00 per share (the "June 1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the June 1995 Stock Offering, THCR Holdings and its subsidiary Trump Hotels & Casino Resorts Funding, Inc. issued 15-1/2% Senior Secured Notes due 2005 (the "THCR Senior Notes") for gross proceeds of $155,000,000 (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"). THCR contributed approximately $126,848,000 of the proceeds of the June 1995 Stock Offering to THCR Holdings. THCR Holdings subsequently contributed $146,859,000 of the proceeds of the June 1995 Offerings to Trump AC.

     On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), among THCR, Taj Mahal Holding Corp., a Delaware Corporation now known as THCR Holding Corp. ("Taj Holding"), and THCR Merger Corp., a wholly owned subsidiary of THCR ("Taj Merger Sub"), Taj Merger Sub was merged with and into Taj Holding (the "Taj Merger"), and each outstanding share of Class A Common Stock of Taj Holding, par value $.01 per share (the "Taj Holding Class A Common Stock"), which in the aggregate represented

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of Common Stock having a market value equal to $30. Donald J. Trump ("Trump") held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, par value $.01 per share, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):


          (a) the payment of an aggregate of $31,181,000 in cash and the issuance of 323,423 shares of Common Stock to the holders of Taj Holding Class A Common Stock pursuant to the Taj Merger Agreement;


          (b) the contribution by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, and the contribution by THCR to Trump AC of all of its indirect ownership interests in Taj Associates acquired in the Taj Merger;


          (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment opinion) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump AC Funding, Trump AC's wholly owned finance subsidiary, of $1,200,000,000 aggregate principal amount of 11-1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes"), guaranteed by Plaza Associates, Taj Associates and TACC (collectively the "Subsidiary Guarantors") (the "1996 Note Offering" and, together with the 1996 Stock Offering, the "1996 Offerings");

          (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

          (f) the retirement of the outstanding 10-7/8 Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc. ("Plaza Funding");

          (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA ("Nat West");

          (h) the purchase of certain real property used in the operation of the Taj Mahal that was leased from a corporation wholly owned by Trump (the "Specified Parcels");

          (i) the purchase of certain real property used in the operation of Trump Plaza that was leased from an unaffiliated third party;

          (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

          (k) the issuance to Trump of warrants (the "Trump Warrants") to purchase an aggregate of 1.8 million shares of Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

     The Taj Merger Transaction has been accounted for as a "purchase" for accounting and reporting purposes. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis, consists of the following:

          a) $40,500,000, representing the payment of $30.00 for each of the 1,350,000 outstanding shares of Taj Holding Class A Common Stock. Holders of 323,423 shares of Taj Holding Class A Common Stock elected to receive 323,423 shares of Common Stock and holders of 1,051,000 shares of Taj Holding Class A Common Stock elected to receive $31,181,243 in cash;

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

          b) $40,500,000, representing the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all of his direct and indirect ownership interest in 50% of Taj Associates;

          c) $9,900,000 of fees and expenses associated with the Taj Merger Transaction;

          d) $108,574,000, representing the negative book value of Taj Associates at the date of the Taj Merger Transaction; and

          e) $1,308,000 of closing costs associated with the purchase of the Specified Parcels.

     In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank ("First Fidelity") (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the Common Stock several days before and after the date of the amended agreement governing the Taj Merger). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

     Unaudited pro forma information, assuming that the Taj Merger Transaction had occurred on January 1, 1995, is as follows:
                                                    Six Months Ended
                                          -------------------------------------
                                          June 30, 1996           June 30, 1995
                                          -------------           -------------
        Revenues .........................   $458,393                $415,742
        Income from operations ...........     51,547                  66,303
        Loss before extraordinary loss ...     (9,706)                 (4,515)
        Extraordinary loss ...............    (59,132)                 (9,250)
        Net  loss ........................    (68,838)                (13,765)

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction, in fact, occurred on January 1, 1995 or to project the results of operations for any future period.

(3) License Revenue

     On June 30, 1996, Taj Associates entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities at the Taj Mahal (the "Atlantic Thermal Agreement"). In consideration of the license, Atlantic Thermal will pay to Taj Associates $10,000,000 no later than September 1, 1996, which amount has been included in other non-operating income during the three months period and six months ended June 30, 1996.

(4) Long-Term Debt

     Long-term debt consists of the following:

                                           June 30, 1996    December 31, 1995
                                          --------------    -----------------
      Trump AC Mortgage Notes (A) ......  $1,200,000,000            $    --
      Plaza Notes net of unamortized
        discount of $3,348,000 (B) .....              --        326,652,000
      Other mortgage notes payable .....       3,631,000          2,953,000
      Other ............................      15,958,000          6,017,000
                                          --------------       ------------
                                           1,219,589,000        335,622,000
      Less--Current maturities .........       8,027,000          2,901,000
                                          --------------       ------------
                                          $1,211,562,000       $332,721,000
                                          ==============       ============

     (A) In connection with the Taj Merger Transaction, $1,200,000,000 of Trump AC Mortgage Notes were issued by Trump AC and Trump AC Funding. The proceeds of the offering of Trump AC Mortgage Notes were used to

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

complete the Taj Merger Transaction, as discussed in Note 2. Costs associated with the issuance of the Trump AC Mortgage Notes, totalling approximately $44,200,000 have been deferred and are being amortized over the life of the Trump AC Mortgage Notes.

     (B) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of Plaza Notes, net of discount of $4,313,000, and loaned the proceeds to Plaza Associates. The Plaza Notes were subsequently retired with the proceeds of the offering of Trump AC Mortgage Notes (See Note 2). The retirement of the Plaza Notes and the write-off of related unamortized deferred financing costs resulted in an extraordinary loss of $59,132,000.

     On June 25, 1993, Trump AC issued $60,000,000 principal amount of 12-1/2% Pay-In-Kind Notes, due 2003 (the "Plaza PIK Notes"), together with warrants to acquire an additional $12,000,000 of Plaza PIK Notes at no additional cost (the "Plaza PIK Note Warrants"). The Plaza PIK Note Warrants were exercised prior to June 12, 1995 and, with the proceeds from the June 1995 Offerings contributed by THCR Holdings to Trump AC, the Plaza PIK Notes were repurchased and redeemed on June 12, 1995. Such repurchase and redemption resulted in the recognition of an extraordinary loss of $9,250,000 relating to the redemption and the write-off of unamortized deferred financing costs.

(5) Trump World's Fair

     Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) the former Trump Regency Hotel ("Trump World's Fair") (including the land, improvements and personal property used in the operation of the hotel) (the "Trump World's Fair Purchase Option") and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which were secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the Trump World's Fair Purchase Option was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (See Note 2) and $1,850,000 of option payments made by Plaza Associates. In May 1996, Trump World's Fair was opened and integrated into Trump Plaza.

(6) Casino Licenses

     The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Trump Casino Services, L.L.C. ("Trump Services") are required to maintain certain licenses.

     In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 1999. In June 1996, the CCC also granted Trump Services a license through July 1997. All these licenses are not transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days or failure to renew the casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Cash flows from operating activities are Trump AC's principal source of liquidity. With the proceeds from the 1996 Offerings, Trump AC, among other things, retired the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with NatWest, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     With proceeds from the June 1995 Offerings, THCR Holdings made a capital contribution of $146,859,000 to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the Plaza PIK Notes and Plaza PIK Notes Warrants (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the six months ended June 30, 1996, THCR Holdings made additional capital contributions of $35,500,000 to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996 and Trump World's Fair in May 1996. Capital expenditures for Trump AC were $158,865,000 for the six months ended June 30, 1996, an increase of approximately $84,677,000 or 114.1% from the comparable period in 1995. Capital expenditures attributable to Trump Plaza East were approximately $37,028,000 and $7,201,000 for the six months ended June 30, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $51,418,000 and $60,929,000 for the six months ended June 30, 1996 and 1995, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $1,742,000 and $6,058,000 for the six months ended June 30, 1996 and 1995.

     Capital expenditures attributable to the Taj Mahal were approximately $68,677,000 for the period April 17, 1996 through June 30, 1996. Capital expenditures for improvements to existing facilities were approximately $6,040,000 for the period April 17, 1996 through June 30, 1996. Capital expenditures for the purchase for property previously leased upon which a portion of the casino hotel complex is situated and Taj Merger and closing costs amounted to approximately $61,808,000. Capital expenditures attributable to the expansion of the facility were approximately $829,000 for the period April 17, 1996 through June 30, 1996.

     Taj Associates has begun an expansion plan of its existing operations involving the construction of an approximately 800 room hotel tower adjacent to the existing hotel tower, a 2,000 space expansion of the existing self-parking facilities and related hotel infrastructure improvements. It is expected that the expansion budget of approximately $127,500,000 will be funded principally out of cash from operations of the Taj Mahal and Trump Plaza and is scheduled to be completed in phases from mid 1997 through the latter part of 1998.

     At June 30, 1996, Trump AC had combined working capital of $31,035,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $7,400,000 for reimbursable improvements made to Trump Plaza East, which receivable is currently the subject of litigation.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates at June 30, 1996, its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

     Comparison of Three-Month Periods Ended June 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) for the three months ended June 30, 1996 and 1995:

                                                   Three Months Ended June 30,
                                  ----------------------------------------------------------------
                                      1995             1996              1996           1996
                                     Plaza             Plaza             Taj            Total
                                   Associates       Associates        Associates       Trump AC
                                  -------------    -------------    -------------    -------------
                                                           (in thousands)
Revenues:
  Gaming ......................   $  73,589,000    $  96,076,000    $ 109,684,000    $ 205,760,000
  Other .......................      17,522,000       27,144,000       24,357,000       51,501,000
  Gross Revenues ..............      91,111,000      123,220,000      134,041,000      257,261,000
Less: Promotional Allowances ..       8,960,000       13,837,000       13,865,000       27,702,000
  Net Revenues ................      82,151,000      109,383,000      120,176,000      229,559,000
Costs & Expenses:
  Gaming ......................      39,906,000       57,595,000       63,856,000      121,451,000
  Pre-opening .................            --          2,853,000             --          2,853,000
  General & Administrative ....      17,243,000       19,839,000       19,537,000       39,376,000
  Depreciation and Amortization       3,744,000        5,923,000       10,756,000       16,679,000
  Other .......................       5,975,000        9,260,000        7,842,000       17,102,000
Income from Operations ........      15,283,000       13,913,000       18,185,000       32,098,000
Non-Operating Income & Expense      (12,684,000)     (11,240,000)      (9,634,000)     (20,840,000)
Provision for Taxes ...........         206,000             --               --               --
Extraordinary Loss ............      (9,250,000)     (59,132,000)            --        (59,132,000)
Net Income (Loss) .............   $  (6,857,000)   $ (56,459,000)   $   8,551,000    $ (47,874,000)


     Gaming revenues were $205,760,000 for the three months ended June 30, 1996, an increase of $132,171,000 or 179.6% from gaming revenues of $73,589,000 for the comparable period in 1995. This increase in gaming revenues consists of $109,684,000 from Taj Associates since the date of acquisition in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management's marketing initiatives.

     Slot revenues were $132,460,000 for the three months ended June 30, 1996, an increase of $82,345,000 or 164.3% from slot revenues of $50,115,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates which contributed $61,261,000 in slot revenues. Plaza Associates' slot revenues were $71,199,000 for the three months ended June 30, 1996, an increase of $21,084,000 or 42.1% from slot revenues of $50,115,000 for the three months ended June 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $69,034,000 for the three months ended June 30, 1996, an increase of $45,560,000 or 194.1% from $23,474,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which contributed $44,157,000 in table games revenues with a corresponding $261,024,000 in table games drop (i.e., the dollar value of chips purchased). Plaza Associates' table games revenues of $24,877,000 for the three months ended June 30, 1996 increased by $1,403,000 or 6.0% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 11.4% for the three months ended June 30, 1996, offset by a slight decrease in the hold percentage to 14.1% from 14.9% for the comparable period in 1995.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,647,000 in poker revenue, $322,000 in race simulcasting revenues and $297,000 in keno revenues since its acquisition date.

     Other revenues were $51,501,000 for the three months ended June 30, 1996, an increase of $33,979,000 or 193.9% from other revenues of $17,522,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates, which generated $24,357,000 in other revenues since its acquisition date. Plaza Associates' other revenues were $27,144,000 for the three months ended June 30, 1996, an increase of $9,622,000 or 54.9% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair, as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $27,702,000 for the three months ended June 30, 1996, an increase of $18,742,000 or 209.2% from promotional allowances of $8,960,000 for the three months ended June 30, 1995. Taj Associates generated $13,865,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $13,837,000 or 54.4% from promotional allowances of $8,960,000 for the comparable period in 1995. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the three months ended June 30, 1996.

     Gaming costs and expenses were $121,451,000 for the three months ended June 30, 1996, an increase of $81,545,000 or 204.3% from $39,906,000 for the comparable period in 1995. This increase is primarily attributable to Taj Associates' gaming costs and expenses of $63,856,000 since its acquisition. Gaming costs and expenses for Plaza Associates were $57,595,000, an increase of $17,689,000 or 44.3% from $39,906,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from the comparable period in 1995.

     General and administrative expenses were $39,376,000 for the three months ended June 30, 1996, an increase of $22,133,000 or 128.4% from general and administrative expenses of $17,243,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which recorded $19,537,000 in general and administrative expenses since its acquisition. Plaza Associates' increase of $2,596,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair.

     Pre-opening expenses of $2,853,000 were recorded by Plaza Associates for the three months ended June 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996.

     Other expenses were $17,102,000 for the three months ended June 30, 1996, an increase of $11,127,000 or 186.2% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza and the Taj Mahal's hotels with all of their amenities. The increase over the comparable period reflects Taj Associates' $7,842,000 of other expenses since its date of acquisition. Plaza Associates' other expenses increased by $3,285,000 or 55.0% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996.

     Income from operations was $32,098,000 for the three months ended June 30, 1996, an increase of $16,815,000 or 110.0% from income from operations of $15,283,000 for the comparable period in 1995. Taj Associates contributed $18,185,000 of income from operations since its acquisition. Plaza Associates contributed $13,913,000 during the three months ended June 30, 1996, a decrease of $1,370,000 or 9.0% from the comparable period in 1995.

     Interest expense was $31,831,000 for the three months ended June 30, 1996, an increase of $19,783,000 or 164.2% from interest expense of $12,048,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates with an interest expense of $19,840,000 recorded at June 30, 1996. Plaza Associates reflects a decrease of $57,000 in interest expense due to the redemption of the Plaza PIK Notes in 1995 offset by the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes.

     Other non-operating income was $10,557,000 for the three months ended June 30, 1996, an increase of $11,490,000 from the comparable period in 1995. Non-operating income consists of a one time $10,000,000 non-refundable licensing fee resulting from the Atlantic Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $376,000 or 40.3% from $933,000 in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the three months ended June 30, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the three months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of the Plaza PIK Notes and the Plaza PIK Note Warrants on June 12, 1995.

     Comparison of Six-Month Periods Ended June 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) for the six months ended June 30, 1996 and 1995:

                                                     Six Months Ended June 30,
                                  ----------------------------------------------------------------
                                     1995             1996              1996            1996
                                     Plaza            Plaza              Taj            Total
                                   Associates       Associates        Associates       Trump AC
                                  -------------    -------------    -------------    -------------
                                                             (in thousands)
Revenues:
  Gaming ......................   $ 139,311,000    $ 170,346,000    $ 109,684,000    $ 280,030,000
  Other .......................      33,460,000       46,425,000       24,357,000       70,782,000
  Gross Revenues ..............     172,771,000      216,771,000      134,041,000      350,812,000
Less: Promotional Allowances ..      16,517,000       24,520,000       13,865,000       38,385,000
 Net Revenues .................     156,254,000      192,251,000      120,176,000      312,427,000

Costs & Expenses:
  Gaming ......................      76,691,000      101,721,000       63,856,000      165,577,000
  Pre-opening .................            --          3,332,000             --          3,332,000
  General & Administrative ....      33,993,000       38,231,000       19,537,000       57,768,000
  Depreciation and Amortization       7,836,000       10,446,000       10,756,000       21,202,000
  Other .......................      11,937,000       14,931,000        7,842,000       22,773,000

Income from Operations ........      25,797,000       23,590,000       18,185,000       41,775,000
Non-Operating Income & Expense      (25,947,000)     (22,171,000)      (9,634,000)     (31,771,000)
Provision for Taxes ...........            --               --               --               --
Extraordinary Loss ............      (9,250,000)     (59,132,000)            --        (59,132,000)
Net Income (Loss) .............   $  (9,400,000)   $ (57,713,000)   $   8,551,000    $ (49,128,000)

     Gaming revenues were $280,030,000 for the six months ended June 30, 1996, an increase of $140,719,000 or 101.0% from gaming revenues of $139,311,000 for the comparable period in 1995. This increase in gaming revenues consists of $109,684,000 from Taj Associates since the date of acquisition in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' 22.3% increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management's marketing initiatives.

     Slot revenues were $182,292,000 for the six months ended June 30, 1996, an increase of $88,873,000 or 95.1% from slot revenues of $93,419,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates which contributed $61,261,000 in slot revenues. Plaza Associates' slot revenues were $121,031,000 for the six months ended June 30, 1996, an increase of $27,612,000 or 29.6% from slot revenues of $93,419,000 for the six months ended June 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $93,472,000 for the six months ended June 30, 1996, an increase of $47,580,000 or 103.7% from $45,892,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which contributed $44,157,000 in table games revenues with a corresponding $261,024,000 of table games drop (i.e., the dollar value of chips purchased). Plaza Associates' table games revenues of $49,315,000 for the six months ended June 30, 1996 increased by $3,423,000 or 7.5% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.9% for the six months ended June 30, 1996, offset by a slight decrease in the hold percentage to 15.4% from 15.7% for the comparable period in 1995.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,647,000 in poker revenues, $322,000 in race simulcasting revenues and $297,000 in keno revenues since its acquisition date.

     Other revenues were $70,782,000 for the six months ended June 30, 1996, an increase of $37,322,000 or 111.5% from other revenues of $33,460,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. The increase primarily is attributable to the acquisition of Taj Associates, which generated $24,357,000 of other revenues since its acquisition date. Plaza Associates' other revenues were $46,425,000 for the six months ended June 30, 1996, an increase of $12,965,000 or 38.7% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair, as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $38,385,000 for the six months ended June 30, 1996, an increase of $21,868,000 or 132.4% from promotional allowances of $16,517,000 for the six months ended June 30, 1995. Taj Associates generated $13,865,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $24,520,000 or 48.5% from promotional allowances of $16,517,000 for the comparable period in 1995. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the six months ended June 30, 1996.

     Gaming costs and expenses were $165,577,000 for the six months ended June 30, 1996, an increase of $88,886,000 or 115.9% from $76,691,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $63,856,000 since its acquisition. Gaming costs and expenses for Plaza Associates were $101,721,000, an increase of $25,030,000 or 32.6% from $76,691,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from the comparable period in 1995.

     General and administrative expenses were $57,768,000 for the six months ended June 30, 1996, an increase of $23,775,000 or 69.9% from general and administrative expenses of $33,993,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates, which recorded $19,537,000 in general and administrative expenses since its acquisition. Plaza Associates' increase of $4,238,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair.

     Pre-opening expenses of $3,332,000 were recorded by Plaza Associates and reflect the costs associated with opening Trump World's Fair in May 1996.

     Other expenses were $22,773,000 for the six months ended June 30, 1996, an increase of $10,836,000 or 90.8% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza and the Taj Mahal's hotels with all of their amenities. The increase over the comparable period reflects Taj Associates' $7,842,000 of other expenses since its date of acquisition. Plaza Associates' other expenses increased by $2,994,000 or 25.0% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996.

     Income from operations was $41,775,000 for the six months ended June 30, 1996, an increase of $15,978,000 or 61.9% from income from operations of $25,797,000 for the comparable period in 1995. Taj Associates contributed $18,185,000 of income from operations since its acquisition. Plaza Associates contributed $23,590,000 during the six months ended June 30, 1996, a decrease of $2,207,000 or 8.6% from the comparable period in 1995.

     Interest expense was $41,582,000 for the six months ended June 30, 1996, an increase of $17,007,000 or 69.2% from interest expense of $24,575,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates with an interest expense of $19,840,000 recorded at June 30, 1996. Plaza Associates reflects $21,742,000 in interest expense at June 30, 1996, a decrease in interest expense due to the redemption of the Plaza PIK Notes in 1995 offset by the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes.

     Other non-operating income was $9,182,000 for the six months ended June 30, 1996, an increase of $11,024,000 from the comparable period in 1995. Non-operating income consists of a one-time $10,000,000 non-refundable licensing fee resulting from the Atlantic Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $1,024,000 or 55.6% from $1,842,000 in 1995. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East.

     The extraordinary loss of $59,132,000 for the six months ended June 30, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the six months ended June 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of the Plaza PIK Notes and the Plaza PIK Note Warrants on June 12, 1995.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     Plaza Associates and Taj Associates, their partners, certain members of their former Executive Committee and certain of their employees, have been involved in various legal proceedings. In general, Plaza Associates and Taj Associates have agreed to indemnify such persons and entities, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

     Various legal proceedings are now pending against Plaza Associates and Taj Associates. Trump AC considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and Trump AC believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of Plaza Associates or Taj Associates.

     In Vera Coking, et al. v. Atlantic City Planning Board and Trump Plaza Associates, the Atlantic City Planning Board's approval of the Trump Plaza East renovation had been challenged on various grounds. In July 1994, a New Jersey Superior Court judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because Plaza Associates lacked site control with respect to the small parcels of land the CRDA sought to condemn. Plaintiffs appealed the court's decision upholding the approval of the hotel renovation and new roadway and Plaza Associates cross-appealed the court's decision invalidating the approval of the public park and valet parking area. Plaza Associates withdrew its cross-appeal and received land-use approval for and has constructed the valet parking area after deletion of one of the small parcels. In June 1996, the Superior Court of New Jersey, Appellate Division, affirmed the trial court's ruling upholding the approvals for the hotel renovation and the new roadway.

     In a related matter, Joseph Banin and Vera Coking v. Atlantic City Planning Board and Trump Plaza Associates, the land-use approval for Trump Plaza East had been challenged on various grounds. The land-use approval involved certain minor amendments to the previously granted site plan approvals for the hotel renovation component of Trump Plaza East and the new roadway. The amendments included certain design changes with respect to Trump Plaza East and certain design changes to the roadway. The amendments did not require any variance relief and the amendments fully complied with the Land Use Ordinance of the City of Atlantic City. The plaintiffs alleged that the Atlantic City Planning Board acted in an arbitrary and capricious manner in approving the amendments and further argue that the chairperson of the Atlantic City Planning Board had a conflict of interest in hearing the matter because of her status as an employee of the CRDA, the entity that had approved certain funding for the project. On January 26, 1996, the New Jersey Superior Court upheld the approval of the amendment by the Atlantic City Planning Board and rejected the plaintiffs' claim with respect to the chairwoman's conflict of interest. The plaintiffs' time to appeal this decision expired in June 1996.

     On March 29, 1990, Taj Associates entered into a Lease Agreement (the "Lease Agreement") with the City of Atlantic City for a term of seven years, subject to the explicit, prior approval of the New Jersey Department of Environmental Protection ("NJDEP") to continue use of the land beyond April 2, 1992, pursuant to which Taj Associates leased a parcel of land containing approximately 1,300 spaces for employee intercept parking at a cost of approximately $1,000,000 per year. In addition, Taj Associates has expended in excess of $1,400,000 in improving the site. The permit under which the lease is operated was issued by NJDEP on December 20, 1989 for five years and contains several conditions, one of which required Taj Associates to find another location "off-island" for employee parking by April 2, 1992. NJDEP extended this condition for two successive one-year periods through April 2, 1994. On November 14, 1994, as a result of the non-renewal of the permit, Taj Associates notified Atlantic City that the Lease Agreement had become inoperative and was therefore being canceled as of December 20, 1994. Taj Associates subsequently obtained "off-island" parking with Trump's Castle Associates sufficient to meet its employee parking requirements. Atlantic City has indicated in a letter to Taj Associates that it contests the cancellation of the lease agreement and claims certain extensions to the permit apply, to which Taj Associates does not agree. No legal proceedings have been commenced by Atlantic City to date.

     Taj Associates was also a party to an administrative proceeding involving allegations that it had violated certain provisions of the Casino Control Act. In June 1996, Taj Associates entered into a stipulation and settlement with the Division of Gaming Enforcement of the CCC. The final outcome of this proceeding did not have a material adverse effect on Taj Associates or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the Taj Mahal.


ITEM 2 - CHANGES IN SECURITIES

     None.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5 - OTHER INFORMATION

     Trump Services, a New Jersey limited liability company, was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates. Trump AC and TACC, a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in Trump Services. On July 8, 1996, Trump Services, Plaza Associates and Taj Associates entered into an agreement pursuant to which Trump Services will provide to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operations of each of their casino hotels (the "Services Agreement").

     On June 30, 1996, Taj Associates and Atlantic Thermal entered into the Atlantic Thermal Agreement, pursuant to which Atlantic Thermal has the exclusive right to use the steam and chilled water production facilities located at the Taj Mahal in order to sell to Taj Associates all of Taj Associates' heating and cooling energy requirements for the Taj Mahal at a cost savings to Taj Associates and to offer for sale to third parties such thermal energy requirements as they may require, all on the terms and conditions set forth therein.

     Reference is made to (i) the Services Agreement and (ii) the Atlantic Thermal Agreement, attached as Exhibits hereto. Both Exhibits are incorporated herein by reference.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


  a. Exhibits:

       Exhibit No.             Description of Exhibit
       -----------             ----------------------

         10.65      Services Agreement, dated as of July 8, 1996, among
                       Trump Plaza Associates, Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

         10.66      Thermal Energy Service Agreement, dated as of June 30, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump Taj Mahal Associates.

         27.1       Financial Data Schedule of Trump Atlantic City Associates.

         27.2       Financial Data Schedule of Trump Atlantic City Funding, Inc.


  b. Current Reports on Form 8-K:

     The Registrants did not file any reports on Form 8-K during the period beginning April 1, 1996 and ending June 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TRUMP ATLANTIC CITY ASSOCIATES
                                           (Registrant)





                               By: TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.,
                                     its general partner





                               By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                     its general partner





Date: August 14, 1996


                                By: /s/ NICHOLAS L. RIBIS
                                    ----------------------------------------
                                            Nicholas L. Ribis
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP ATLANTIC CITY ASSOCIATES
                                           (Registrant)


Date: August 14, 1996


                                By: /s/ NICHOLAS L. RIBIS
                                   ----------------------------------------
                                            Nicholas L. Ribis
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and Director
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                 EXHIBIT INDEX


                                                                  Sequentially
                                                                    Numbered
Exhibit No.           Description                                     Page
- -----------           -----------                                 -------------
  10.65           Services Agreement, dated as of
                   July 8, 1996, among Trump Plaza
                   Associates, Trump Taj Mahal
                   Associates and Trump Casino Services,
                   L.L.C.

  10.66           Thermal Energy Service Agreement, dated
                   as of June 30, 1996, by and between
                   Atlantic Jersey Thermal Systems, Inc.
                   and Trump Taj Mahal Associates.

  27.1            Financial Data Schedule of Trump Atlantic
                   City Associates.

  27.2            Financial Data Schedule of Trump Atlantic
                   City Funding, Inc.