Form 10-Q
period 1996-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC
filed 1996-11-14
CIK 897729, 1006918

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1996
                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to______

                            -----------------------

                         Commission file number: 333-643

                         TRUMP ATLANTIC CITY ASSOCIATES
             (Exact name of registrant as specified in its charter)

              NEW JERSEY                                22-3213714
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

             2500 Boardwalk
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

             2500 Boardwalk
        Atlantic City, New Jersey                          08401
(Address of principal executive offices)                (Zip Code)

                                 (609) 441-6060
              (Registrant's telephone number, including area code)

                            -----------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

     The number of outstanding shares of Common Stock, par value $.01 per share, of Trump Atlantic City Funding, Inc. as of November 14, 1996 was 100.

     Trump Atlantic City Funding, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                         ------------------------------
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION
   ITEM 1 -- Financial Statements
     Condensed Consolidated Balance Sheets of Trump Atlantic City
          Associates and Subsidiaries as of September 30, 1996
          (unaudited) and December 31, 1995 ...............................    1

     Condensed Consolidated Statements of Operations of Trump Atlantic
       City Associates and Subsidiaries for the Three Months and Nine
       Months Ended September 30, 1996 and 1995 (unaudited) ...............    2

     Condensed Consolidated Statement of Capital of Trump Atlantic
       City Associates and Subsidiaries for the Nine Months Ended
       September 30, 1996 (unaudited) .....................................    3

     Condensed Consolidated Statements of Cash Flows of Trump Atlantic
       City Associates and Subsidiaries for the Nine Months Ended
       September 30, 1996 and 1995 (unaudited) ............................    4

     Notes to Condensed Consolidated Financial Statements of Trump
       Atlantic City Associates and Subsidiaries (unaudited) ..............  5-9

   ITEM 2 -- Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................10-15

PART II -- OTHER INFORMATION
   ITEM 1 -- Legal Proceedings ............................................   16
   ITEM 2 -- Changes in Securities ........................................   16
   ITEM 3 -- Defaults Upon Senior Securities ..............................   16
   ITEM 4 -- Submission of Matters to a Vote of Security Holders ..........   16
   ITEM 5 -- Other Information ............................................   16
   ITEM 6 -- Exhibits and Reports on Form 8-K .............................   17

SIGNATURES
  Signature -- Trump Atlantic City Associates .............................   18
  Signature -- Trump Atlantic City Funding, Inc. ..........................   19

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                          ASSETS
                                                     September 30,  December 31,
                                                         1996           1995
                                                     -------------  ------------
                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents .......................... $   127,629    $ 15,937
  Receivables, net ...................................      54,933      14,058
  Inventories ........................................       9,393       2,609
  Due from affiliates, net ...........................       4,543       1,298
  Other current assets ...............................       9,366       5,045
                                                       -----------    --------
    Total Current Assets .............................     205,864      38,947
PROPERTY AND EQUIPMENT, NET ..........................   1,423,006     395,942
LAND RIGHTS ..........................................      29,043      29,320
DEFERRED LOAN COSTS, NET .............................      40,899       9,866
OTHER ASSETS .........................................      21,474       5,949
                                                       -----------    --------
    Total Assets ..................................... $ 1,720,286    $480,024
                                                       ===========    ========
                 LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
  Current maturities of long-term debt ............... $     9,522    $  2,901
  Accounts payable and accrued expenses ..............      73,859      27,912
  Accrued interest payable ...........................      61,792       1,497
                                                       -----------    --------
    Total Current Liabilities ........................     145,173      32,310
LONG-TERM DEBT, net of discount and current
  maturities .........................................   1,208,765     332,721
OTHER LONG-TERM LIABILITIES ..........................       5,190        --
DISTRIBUTION PAYABLE TO PLAZA FUNDING ................       3,822       3,822
DEFERRED STATE INCOME TAXES ..........................         387         359
                                                       -----------    --------
    Total Liabilities ................................   1,363,337     369,212
                                                       -----------    --------
CAPITAL:
  Partners' Equity ...................................     363,646      94,087
  Retained Earnings (Accumulated Deficit) ............      (6,697)     16,725
                                                       -----------    --------
  Total Capital ......................................     356,949     110,812
                                                       -----------    --------
    Total Liabilities and Capital .................... $ 1,720,286    $480,024
                                                       ===========    ========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)
                                 (in thousands)

                                                    Three Months             Nine Months
                                                 Ended September 30,      Ended September 30,
                                                   1996        1995         1996       1995
                                                   ----        ----         ----       ----
REVENUES:
  Gaming .....................................  $ 261,981   $  85,188   $ 542,011   $ 224,499
  Rooms ......................................     24,310       5,865      48,464      14,671
  Food and Beverage ..........................     32,552      12,514      70,854      33,403
  Other ......................................      8,709       3,422      17,035       7,187
                                                ---------   ---------   ---------   ---------
    Gross Revenues ...........................    327,552     106,989     678,364     279,760
Less--Promotional allowances .................     36,251      12,094      74,636      28,611
                                                ---------   ---------   ---------   ---------
    Net Revenues .............................    291,301      94,895     603,728     251,149
                                                ---------   ---------   ---------   ---------
COSTS AND EXPENSES:
  Gaming .....................................    150,327      45,296     315,904     121,987
  Rooms ......................................      4,872         431       9,767       1,741
  Food and Beverage ..........................     13,634       4,777      29,651      13,783
  Pre-Opening ................................        501        --         3,833        --
  General and Administrative .................     44,129      17,080     101,897      51,073
  Depreciation and Amortization ..............     20,255       3,956      41,457      11,792
  Other ......................................      1,205         935       3,066       2,556
                                                ---------   ---------   ---------   ---------
                                                  234,923      72,475     505,575     202,932
                                                ---------   ---------   ---------   ---------
    Income from operations ...................     56,378      22,420      98,153      48,217
                                                ---------   ---------   ---------   ---------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income ............................        854         219       1,483         689
  Interest expense ...........................    (36,495)     (9,844)    (78,077)    (34,419)
  Other non-operating income (expense) .......      5,011      (2,005)     14,193      (3,847)
                                                ---------   ---------   ---------   ---------
                                                  (30,630)    (11,630)    (62,401)    (37,577)
                                                ---------   ---------   ---------   ---------
Income before provision for state
  income taxes and extraordinary loss ........     25,748      10,790      35,752      10,640
Provision for state income taxes .............         42         993          42         993
                                                ---------   ---------   ---------   ---------
Income before extraordinary loss .............     25,706       9,797      35,710       9,647
Extraordinary Loss ...........................       --          --       (59,132)     (9,250)
                                                ---------   ---------   ---------   ---------
NET INCOME (LOSS) ............................  $  25,706   $   9,797   $ (23,422)  $     397
                                                =========   =========   =========   =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)
                                 (in thousands)

                                                          Retained
                                                          Earnings
                                             Partners'  (Accumulated
                                              Capital      Deficit)      Total
                                             --------     --------    ---------
Balance, December 31, 1995 ..............    $ 94,087     $ 16,725    $ 110,812
Net  Loss ...............................        --        (23,422)     (23,422)
Contributed Capital-- Trump Hotels
  & Casino Resorts Holdings, L.P. .......     269,559         --        269,559
                                             --------     --------    ---------
Balance, September 30, 1996 .............    $363,646     $ (6,697)   $ 356,949
                                             ========     ========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)
                        (in thousands, except share data)

                                                             Nine Months Ended
                                                               September  30,
                                                               --------------
                                                            1996         1995
                                                        -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (income) ....................................  $   (23,422)  $     397
Adjustments to reconcile net loss to net cash
 flows from operating activities --
  Noncash charges --
   Extraordinary loss ................................       59,132       9,250
   Depreciation and amortization .....................       41,457      11,792
   Accretion of discounts on indebtedness ............          132       1,021
   Provisions for losses on receivables ..............        3,213         734
   Amortization of deferred loan offering costs ......        3,842       1,344
   Utilization of CRDA credits and donations .........         --           445
   Deferred income taxes .............................           28         992
   Valuation allowance of CRDA investments ...........        2,098        (790)
                                                        -----------   ---------
                                                             86,480      25,185
Changes in assets and liabilities, net of effects
  from purchase of Taj Mahal:
   Increase in receivables ...........................      (24,319)     (6,258)
   Decrease in inventories ...........................           47         382
   Increase in advances from affiliates ..............       (4,925)       (609)
   (Increase) decrease in other current assets .......       (1,236)      1,799
   Decrease in other assets ..........................       (1,641)      3,126
   Increase in accounts payable and accrued expenses .        2,160       8,298
   Increase in accrued interest payable ..............       14,319       2,773
   Decrease in other long-term liabilities ...........         (900)       --
                                                        -----------   ---------
Net cash provided by operating activities ............       73,267      34,696
                                                        -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net ..............     (186,447)    (86,612)
Purchase of CRDA investments .........................       (4,493)     (2,284)
Purchase of Taj Holding, net of cash acquired ........       46,714        --
                                                        -----------   ---------
Net cash used in Investing Activities ................     (144,226)    (88,896)
                                                        -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of other long-term debt ......        5,906       1,928
 Payments and current maturities of long-term debt ...       (8,117)     (3,906)
 Redemption of Plaza PIK Notes .......................         --       (81,746)
 Contributed capital .................................      219,240     146,859
 Retirement of long-term debt ........................   (1,156,836)       --
 Issuance of Trump AC Mortgage Notes .................    1,200,000        --
 Retirement of Nat West loan .........................      (36,500)       --
 Cost of issuing debt ................................      (41,042)       --
                                                        -----------   ---------
      Net cash provided by financing activities ......      182,651      63,135
                                                        -----------   ---------
      Net increase in cash & cash equivalents ........      111,692       8,935
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....       15,937      11,144
                                                        -----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........  $   127,629   $  20,079
                                                        ===========   =========
CASH INTEREST PAID ...................................  $    14,983   $  22,848
                                                        ===========   =========
Supplemental Disclosure of noncash activities:
  THCR purchased all of the capital stock of Taj
    Holding for $31,181 in cash and 323,423 shares
    of its common stock valued at $9,319. In
    addition, the contribution by Trump of his 50%
    interest in Taj Associates amounting to
    $40,500, net of the $10,000 payment to Bankers
    Trust, was recorded as minority interest. In
    conjunction with the acquisition, the
    accumulated deficit amounting to $108,574 was
    recorded as an increase to Property, Plant &
    Equipment
      Fair Value of net assets acquired ..............  $ 1,005,816
      Cash paid for the capital stock and payment
        to Bankers Trust .............................      (41,181)
      Minority interest of Trump .....................      (30,500)
                                                        -----------
        Liabilities assumed ..........................  $   934,135
                                                        ===========

 In connection with the purchase of the Specified Parcels, THCR issued 500,000 shares of its common stock valued at $10,500.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

  (1) Condensed Financial Statements

      The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership formerly known as Trump Plaza Holding Associates ("Trump AC"), and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), and Trump Atlantic City Corporation, a Delaware Corporation ("TACC"). Trump AC's sole sources of liquidity are distributions in respect of its interest in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") (See
Note 2). Trump AC and Trump AC Funding have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the Subsidiary Guarantors (as defined in Note 2) to distribute funds to Trump AC.

     All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

     The accompanying condensed consolidated financial statements have been prepared by Trump AC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of Trump AC, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made. Certain prior year amounts have been reclassified to conform with the current period presentation.

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for a full year.

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

(2) Public Offerings and Merger

     On June 12, 1995, Trump Hotels & Casino Resorts, Inc. ("THCR") completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "Common Stock"), at $14.00 per share (the "June 1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the June 1995 Stock Offering, THCR Holdings and its subsidiary Trump Hotels & Casino Resorts Funding, Inc. issued 151 @ 2% Senior Secured Notes due 2005 for gross proceeds of $155,000,000 (together with the June 1995 Stock Offering, the "June 1995 Offerings"). THCR contributed approximately $126,848,000 of the proceeds of the June 1995 Stock Offering to THCR Holdings. THCR Holdings subsequently contributed $146,859,000 of the proceeds of the June 1995 Offerings to Trump AC.

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

          (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment opinion) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump AC Funding, Trump AC's wholly owned finance subsidiary, of $1,200,000,000 aggregate principal amount of 111 @ 4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes"), guaranteed by Plaza Associates, Taj Associates and TACC (collectively, the "Subsidiary Guarantors") (together with the 1996 Stock Offering, the "1996 Offerings");

          (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger for $.50 per share in accordance with its terms;

          (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

          (f) the retirement of the outstanding 107 @ 8 Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc. ( "Plaza Funding");

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

          (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

          (k) the issuance to Trump of warrants to purchase an aggregate of 1.8 million shares of Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

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

          b) $40,500,000, representing the contribution by Trump to Trump AC (on behalf, and at thedirection, of THCR Holdings) of all of his direct and indirect ownership interest in 50% of Taj Associates;

          c) $9,900,000 of fees and expenses associated with the Taj Merger Transaction;

          d) $108,574,000, representing the negative book value of Taj Associates at the date of the Taj Merger Transaction; and

          e) $1,308,000 of closing costs associated with the purchase of the Specified Parcels.

     In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the Common Stock several days before and after the date of the amended agreement governing the Taj Merger). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

     Unaudited pro forma information, assuming that the Taj Merger Transaction had occurred on January 1, 1995,is as follows:

                                                     Nine Months Ended
                                               -----------------------------
                                        September 30, 1996    September 30, 1995
                                        ------------------    ------------------
    Revenues                                $ 749,694            $ 668,445
    Income from operations                    107,925              125,555
    Income before extraordinary loss           16,000               17,586
    Extraordinary loss                        (59,132)              (9,250)
    Net income (loss)                       $ (43,132)           $   7,343

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction, in fact, occurred on January 1, 1995 or to project the results of operations for any future period.

(3) License Revenue

     On June 30, 1996, Taj Associates entered into a Thermal Energy Service Agreement with Atlantic Jersey Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license for a period of 20 years to use, operate and maintain certain steam and chilled water production facilities at the Taj Mahal (the "Taj Thermal Agreement"). In consideration of the license, Atlantic Thermal paid Taj Associates $10,000,000, which amount has been included in other non-operating income during the nine months endedSeptember 30, 1996.

     On September 26, 1996, Plaza Associates entered into a similar service agreement with respect to Trump Plaza with Atlantic Thermal (the "Plaza Thermal Agreement") in which Atlantic Thermal paid Plaza Associates $5,000,000 on September 30, 1996. This amount has been included in other non-operating income during the three month and nine month periods ended September 30, 1996.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

(4)  Long-Term Debt

     Long-term debt consists of the following:

                                           September 30, 1996  December 31, 1995
                                           ------------------  -----------------
Trump AC Mortgage Notes (A) ..............   $1,200,000,000      $    --
Plaza Notes net of unamortized
 discount of $3,348,000 (B) ..............             --         326,652,000
Other mortgage notes payable .............        3,521,000         2,953,000
Other ....................................       14,766,000         6,017,000
                                              -------------       -----------
                                              1,218,287,000       335,622,000
 Less--Current maturities ................        9,522,000         2,901,000
                                              -------------       -----------
                                             $1,208,765,000      $332,721,000
                                              =============       ===========

     (A) In connection with the Taj Merger Transaction, $1,200,000,000 of Trump AC Mortgage Notes were issued by Trump AC and Trump AC Funding. The proceeds of the offering of Trump AC Mortgage Notes were used tocomplete the Taj Merger Transaction, as discussed in Note 2. Costs associated with the issuance of the Trump AC Mortgage Notes, totalling approximately $44,200,000, have been deferred and are being amortized over the life of the Trump AC Mortgage Notes.

     (B) On June 24, 1993, Plaza Funding issued $330,000,000 principal amount of Plaza Notes, net of discount of $4,313,000, and loaned the proceeds to Plaza Associates. The Plaza Notes were subsequently retired with the proceeds of the offering of the Trump AC Mortgage Notes (See Note 2). The retirement of the Plaza Notes and the write-off of related unamortized deferred financing costs resulted in an extraordinary loss of $59,132,000.

     On June 24, 1993, Trump AC issued $60,000,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "Plaza PIK Notes"), together with warrants to acquire an additional $12,000,000 of Plaza PIK Notes at no additional cost (the "Plaza PIK Note Warrants"). The Plaza PIK Note Warrants were exercised prior to June 12, 1995 and, with the proceeds from the June 1995 Offerings contributed by THCR Holdings to Trump AC, the Plaza PIK Notes were repurchased and redeemed on June 12, 1995. Such repurchase and redemption resulted in the recognition of an extraordinary loss of $9,250,000 relating to the redemption and the write-off of unamortized deferred financing costs.

(5) Trump World's Fair

     Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) the former Trump Regency Hotel ("Trump World's Fair") (including the land, improvements and personal property used in the operation of the hotel) (the "Trump World's Fair Purchase Option") and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical which were secured by certain real estate assets located in New York, unrelated to Plaza Associates or Trump AC. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the Trump World's Fair Purchase Option was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (See Note 2) and $1,850,000 of option payments made by Plaza Associates. In May 1996, Trump World's Fair was opened and integrated into Trump Plaza.

(6) Casino Licenses

     The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Trump Casino Services, L.L.C., a New Jersey limited liability company and a subsidiary of Trump AC ("Trump Services"), are required to maintain certain licenses.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                   (UNAUDITED)

     In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 1999. In June 1996, the CCC also granted Trump Services a license through July 1997. All these licenses are not transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Capital Resources and Liquidity

     Cash flows from operating activities are Trump AC's principal source of liquidity. With the proceeds from the 1996 Offerings, Trump AC, among other things, redeemed the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with Nat West, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     With proceeds from the June 1995 Offerings, THCR Holdings made a capital contribution of $146,859,000 to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the Plaza PIK Notes and the Plaza PIK Notes Warrants (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the nine months ended September 30, 1996, THCR Holdings made additional capital contributions of $35,500,000 to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996 and Trump World's Fair in May 1996. Capital expenditures for Trump AC were $186,502,000 for the nine months ended September 30, 1996, an increase of approximately $99,890,000 or 115.3% from the comparable period in 1995. Capital expenditures attributable to Trump Plaza East were approximately $36,877,000 and $14,296,000 for the nine months ended September 30, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $56,007,000 and $64,685,000 for the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $2,769,000 and $7,631,000 for the nine months ended September 30, 1996 and 1995.

     On September 30, 1996, Plaza Associates exercised its option to purchase from Trump Seashore Associates, an entity benefically owned by Trump, one of the parcels of land underlying Trump Plaza's main tower pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price of $14,500,000 was contributed by THCR.

     Capital expenditures attributable to the Taj Mahal were $76,160,000 for the period April 17, 1996 through September 30, 1996. Capital expenditures for improvements to existing facilities were approximately $9,675,000 for the period April 17, 1996 through September 30, 1996. Capital expenditures for the purchase for property previously leased upon which a portion of the Taj Mahal is situated and Taj Merger closing costs amounted to approximately $61,808,000. Capital expenditures attributable to the expansion of the facility were approximately $4,677,000 for the period April 17, 1996 through September 30, 1996.

     Taj Associates has begun an expansion plan of its existing operations involving the construction of an approximately 800 room hotel tower adjacent to the existing hotel tower, a 2,000 space expansion of the existing self-parking facilities and related hotel infrastructure improvements. It is expected that the expansion budget of approximately $129,300,000 will be funded principally out of cash from operations of the Taj Mahal and Trump Plaza and is scheduled to be completed in phases from mid-1997 through the latter part of 1998.

     At September 30, 1996, Trump AC had combined working capital of $60,691,000. The combined working capital included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $7,400,000 for reimbursable improvements made to Trump Plaza East, which receivable is currently the subject of litigation.

Important Factors Relating to Forward Looking Statements

     In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of Trump AC and Trump AC Funding, Trump AC and Trump AC Funding note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of Trump AC and Trump AC Funding. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of Trump AC and Trump AC Funding are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by Trump AC and Trump AC Funding or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates at September 30, 1996, its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

     Comparison of Three-Month Periods Ended September 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended September 30, 1996 and of Plaza Associates for the three months ended September 30, 1995:
                                        Three Months Ended September 30,
                                 -----------------------------------------------
                                     1995       1996       1996         1996
                                    Plaza      Plaza        Taj         Total
                                 Associates  Associates  Associates    Trump AC
                                 ----------  ----------  ----------   ----------
                                                 (in thousands)
Revenues:
  Gaming .......................  $  85,188   $ 111,165   $ 150,816   $ 261,981
  Other ........................     21,801      33,230      32,341      65,571
  Gross Revenues ...............    106,989     144,395     183,157     327,552
Less: Promotional Allowances ...     12,094      18,029      18,222      36,251
  Net Revenues .................     94,895     126,366     164,935     291,301
Costs and Expenses:
  Gaming .......................     45,296      66,745      83,582     150,327
  Pre-opening ..................       --           501        --           501
  General & Administrative .....     17,080      24,157      19,972      44,129
  Depreciation & Amortization ..      3,956       6,206      14,049      20,255
  Other ........................      6,143      10,269       9,420      19,711
  Total Costs and Expenses .....     72,475     107,878     127,023     234,923
Income from Operations .........     22,420      18,488      37,912      56,378
 Non-Operating Income (Expense)      (1,786)      5,197         252       5,865
 Interest Expense ..............     (9,844)    (12,667)    (23,828)    (36,495)
 Total Non-Operating Income
  (Expense) ....................    (11,630)     (7,470)    (23,576)    (30,630)
 Provision for Income Taxes ....       (993)        (42)       --           (42)
Net Income (Loss) ..............  $   9,797   $  10,976   $  14,336   $  25,706

     Gaming revenues were $261,981,000 for the three months ended September 30, 1996, an increase of $176,793,000 or 207.5% from gaming revenues of $85,188,000 for the comparable period in 1995. This increase in gaming revenues consists of $150,816,000 from Taj Associates in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

     Slot revenues were $160,947,000 for the three months ended September 30, 1996, an increase of $102,048,000 or 173.3% from slot revenues of $58,899,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates which contributed $78,832,000 in slot revenues. Plaza Associates' slot revenues were $82,115,000 for the three months ended September 30, 1996, an increase of $23,216,000 or 39.4% from slot revenues of $58,899,000 for the three months ended September 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $95,499,000 for the three months ended September 30, 1996, an increase of $69,210,000 or 263.3% from $26,289,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates which contributed $66,449,000 in table games revenues with a corresponding $384,966,000 in table games drop (i.e., the dollar value of chips purchased). Plaza Associates' table games revenues of $29,050,000 for the three months ended September 30, 1996 increased by $2,761,000 or 10.5% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.8% for the three months ended September 30, 1996.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $4,713,000 in poker revenue, $400,000 in race simulcasting revenues, and $422,000 in keno revenues for the three months ended September 30, 1996.

     Other revenues were $65,571,000 for the three months ended September 30, 1996, an increase of $43,770,000 or 200.8% from other revenues of $21,801,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase is directly attributable to the acquisition of Taj Associates which generated $32,341,000 in other revenues for the three months ended September 30, 1996. Plaza Associates' other revenues were $33,230,000 for the three months ended September 30, 1996, an increase of $11,429,000 or 52.4% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in room, and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $36,251,000 for the three months ended September 30, 1996, an increase of $24,157,000 or 199.7% from promotional allowances of $12,094,000 for the three months ended September 30, 1995. Taj Associates generated $18,222,000 in promotional allowances for the three months ended September 30, 1996. Plaza Associates experienced an increase in promotional allowances to $18,029,000 or 49.1% from promotional allowances of $12,094,000 in the comparable period in 1995. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the three months ended September 30, 1996.

     Gaming costs and expenses were $150,327,000 for the three months ended September 30, 1996, an increase of $105,031,000 or 231.9% from $45,296,000 for the comparable period in 1995. This increase is primarily attributable to Taj Associates' gaming costs and expenses of $83,582,000 for the three months ended September 30, 1996. Gaming costs and expenses for Plaza Associates were $66,745,000, an increase of $21,449,000 or 47.4% from $45,296,000 in the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming revenues from the comparable periodin 1995.

     General and administrative expenses were $44,129,000 for the three months ended September 30, 1996, an increase of $27,049,000 or 158.4% from general and administrative expenses of $17,080,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates which incurred $19,972,000 in general and administrative expenses since its acquisition. Plaza Associates' increase of $7,077,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair.

     Pre-opening expenses of $501,000 were incurred by Plaza Associates for the three months ended September 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996.

     Other expenses were $19,711,000 for the three months ended September 30, 1996, an increase of $13,568,000 or 220.9% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $9,420,000 of other expenses since its date of acquisition. Plaza Associates' other expenses increased by $4,126,000 or 67.2% from the comparable period. This increase is due to operating Trump World's Fair and Trump East, both with opening dates in 1996.

     Income from operations was $56,378,000 for the three months ended September 30, 1996, an increase of $33,958,000 or 151.5% from income from operations of $22,420,000 for the comparable period in 1995. Taj Associates contributed $37,912,000 of income from operations for the three months ended September 30, 1996. Plaza Associates contributed $18,488,000 during the three months ended September 30, 1996, a decrease of $3,932,000, or 17.5% from the comparable period in 1995.

     Interest expense was $36,495,000 for the three months ended September 30, 1996, an increase of $26,651,000 or 270.7% from interest expense of $9,844,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which has incurred $23,828,000 of interest expense for the three months ended September 30, 1996. Plaza Associates reflects an increase of $2,823,000 in interest expense due in part to the issuance of the Trump AC Mortgage Notes.

     Other non-operating income was $5,011,000 for the three months ended September 30, 1996, an increase of $7,016,000 from the comparable period in 1995. Non-operating income consists of a $5,000,000 non-refundable licensing fee from the Plaza Thermal Agreement.

     Comparison of Nine-Month Periods ended September 30, 1996 and 1995. The following table includes selected data of Plaza Associates and Taj Associates (since date of acquisition) for the nine months endedSeptember 30, 1996 and of Plaza Associates for the nine months ended September 30, 1995:

                                         Nine Months Ended September 30,
                                 -----------------------------------------------
                                     1995       1996       1996         1996
                                    Plaza      Plaza        Taj         Total
                                 Associates  Associates  Associates    Trump AC
                                 ----------  ----------  ----------   ----------
                                                 (in thousands)
Revenues:
  Gaming .......................  $ 224,499   $ 281,511   $ 260,500   $ 542,011
  Other ........................     55,261      79,655      56,698     136,353
  Gross Revenues ...............    279,760     361,166     317,198     678,364
Less: Promotional Allowances ...     28,611      42,549      32,087      74,636
 Net Revenues ..................    251,149     318,617     285,111     603,728
Costs and Expenses:
  Gaming .......................    121,987     168,466     147,438     315,904
  Pre-opening ..................       --         3,833        --         3,833
  General & Administrative .....     51,073      62,388      39,509     101,897
  Depreciation & Amortization ..     11,792      16,652      24,805      41,457
  Other ........................     18,080      25,200      17,262      42,484
  Total Costs and Expenses .....    202,932     276,539     229,014     505,575
Income from Operations .........     48,217      42,078      56,097      98,153
 Non-Operating Income (Expense)      (3,158)      4,768      10,458      15,676
 Interest Expense ..............    (34,419)    (34,409)    (43,668)    (78,077)
 Total Non-Operating Income
  (Expense) ....................    (37,577)    (29,641)    (33,210)    (62,401)
 Extraordinary Loss ............     (9,250)    (59,132)       --       (59,132)
 Provision for Income Taxes ....       (993)        (42)       --           (42)
Net Income (Loss) ..............  $     397   $ (46,737)  $  22,887   $ (23,422)

     Gaming revenues were $542,011,000 for the nine months ended September 30, 1996, an increase of $317,512,000 or 141.4% from gaming revenues of $224,499,000 for the comparable period in 1995. This increase in gaming revenues consists of $260,500,000 from Taj Associates since the date of acquisition in addition to an increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' 25.4% increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

     Slot revenues were $343,239,000 for the nine months ended September 30, 1996, an increase of $190,921,000 or 125.3% from slot revenues of $152,318,000 for the comparable period in 1995. This increase is directly attributable to the acquisition of Taj Associates which contributed $140,093,000 in slot revenues. Plaza Associates' slot revenues were $203,146,000 for the nine months ended September 30, 1996, an increase of $50,828,000 or 33.4% from slot revenues of $152,318,000 for the nine months ended September 30, 1995. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $188,971,000 for the nine months ended September 30, 1996, an increase of $116,790,000 or 161.8% from $72,181,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates which contributed $110,606,000 in table games revenues with a corresponding $645,990,000 of table games drop (i.e., the dollar value of chips purchased). Plaza Associates' table games revenue of $78,365,000 for the nine months ended September 30, 1996 increased by $6,184,000 or 8.6% from the comparable period in 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.8% for the nine months ended September 30, 1996.

     In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/ keno operations generated approximately $8,360,000 in poker revenue, $722,000 in race simulcasting revenue, and $719,000 in keno revenue since its acquisition date.

     Other revenues were $136,353,000 for the nine months ended September 30, 1996, an increase of $81,092,000 or 146.7% from other revenues of $55,261,000 for the comparable period in 1995. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase primarily is attributable to the acquisition of Taj Associates which generated $56,698,000 of other revenue since its acquisition date. Plaza Associates' other revenue was $79,655,000 for the nine months ended September 30, 1996, an increase of $24,394,000 or 44.1% from the comparable period in 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms, food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $74,636,000 for the nine months ended September 30, 1996, an increase of $46,025,000 or 160.9% from promotional allowances of $28,611,000 for the nine months ended September 30, 1995. Taj Associates generated $32,087,000 in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $42,549,000 or 48.7% from promotional allowances of $28,611,000 in the comparable period in 1995. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the nine months ended September 30, 1996.

     Gaming costs and expenses were $315,904,000 for the nine months ended September 30, 1996, an increase of $193,917,000 or 159.0% from $121,987,000 for the comparable period in 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $147,438,000 since its acquisition. Gaming costs and expenses for Plaza Associates were $168,466,000, an increase of $46,479,000 or 38.1% from $121,987,000 for the comparable period in 1995. Plaza Associates' increase is primarily due to increased promotional and operational expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming revenues from the comparable period in 1995.

     General and administrative expenses were $101,897,000 for the nine months ended September 30, 1996, an increase of $50,824,000 or 99.5% from general and administrative expenses of $51,073,000 for the comparable period in 1995. This increase is primarily due to the acquisition of Taj Associates which incurred $39,509,000 in general and administrative expenses since its acquisition. Plaza Associates' increase of $11,315,000 over the comparable period is due in part to expenses associated with the Trump Plaza East and Trump World's Fair.

     Pre-opening expenses of $3,833,000 were incurred by Plaza Associates and reflect the costs associated with opening Trump World's Fair in May 1996.

     Other expenses were $42,484,000 for the nine months ended September 30, 1996, an increase of $24,404,000 or 135.0% from the comparable period in 1995. Other expenses include costs associated with operating Trump Plaza's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $17,262,000 of other expenses since its date of acquisition. Plaza Associates' other expenses increased by $7,120,000 or 39.4% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996.

     Income from operations was $98,153,000 for the nine months ended September 30, 1996, an increase of $49,936,000 or 103.6% from income from operations of $48,217,000 for the comparable period in 1995. Taj Associates contributed $56,097,000 of income from operations since its acquisition. Plaza Associates contributed $42,078,000 during the nine months ended September 30, 1996, a decrease of $6,139,000 or 12.7% from the comparable period in 1995.

     Interest expense was $78,077,000 for the nine months ended September 30, 1996, an increase of $43,658,000 or 126.8% from interest expense of $34,419,000 for the comparable period in 1995. This increase is attributable to the acquisition of Taj Associates, which has incurred $43,668,000 of interest expense since its date of acquisition. Plaza Associates reflects $34,409,000 interest expense at September 30, 1996, compared to $34,419,000 for the comparable period in 1995.

     Other non-operating income was $14,193,000 for the nine months ended September 30, 1996, an increase of $18,040,000 from the comparable period in 1995. Non-operating income includes $15,000,000 of non-refundable licensing fees resulting from the Plaza Thermal Agreement and the Taj Thermal Agreement.

     The extraordinary loss of $59,132,000 for the nine months ended September 30, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9,250,000 for the nine months ended September 30, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of the Plaza PIK Notes and the Plaza PIK Note Warrants onJune 12, 1995.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

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

ITEM 2 -- CHANGES IN SECURITIES
         None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES
         None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

ITEM 5 -- OTHER INFORMATION

     On October 23, 1996, Trump Services, Plaza Associates, Taj Associates and Trump's Castle Associates, L.P. entered into an Amended and Restated Services Agreement (the "Services Agreement"), pursuant to which Trump Services, in order to generate efficiencies and realize synergies through the consolidation of operations, provides certain management, financial and other functions necessary and incidental to the operations of each of Trump Plaza, the Taj Majal and Trump's Castle Casino Resort. Trump Services, a wholly owned subsidiary of Trump AC, will receive no compensation for providing the services, other than payments to fund the costs and expenses incurred in connection therewith.

     Reference is made to the Services Agreement, attached as an Exhibit hereto and incorporated herein by reference.

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:

     Exhibit No.                    Description of Exhibit
     -----------                    ----------------------
       10.65.1 Amended and Restated Services Agreement, dated as October 23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump's Castle Associates, L.P. and Trump Casino Services, L.L.C.

       10.67 Thermal Energy Service Agreement, dated as of September 26, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump Plaza Associates.

       27.1        Financial Data Schedule of Trump Atlantic City Associates.

       27.2        Financial Data Schedule of Trump Atlantic City Funding, Inc.

  b. Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1996 and ending September 30, 1996.

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


                                   TRUMP ATLANTIC CITY ASSOCIATES
                                         (Registrant)


                                   By: TRUMP HOTELS & CASINO RESORTS
                                       HOLDINGS, L.P.,
                                       its general partner

                                       By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                           its general partner

Date: November 14, 1996


                                   By: /s/ NICHOLAS L. RIBIS
                                       -----------------------------------
                                           Nicholas L. Ribis
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Director
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRUMP ATLANTIC CITY FUNDING, INC.
                                         (Registrant)


Date: November 14, 1996
                                   By: /s/ NICHOLAS L. RIBIS
                                       -----------------------------------
                                           Nicholas L. Ribis
                                           Chief Executive Officer and President
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)