Form 10-K405
period 1996-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC
filed 1997-03-28
CIK 897729, 1006918

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the transition period from     to

                         COMMISSION FILE NO.: 333-643

                        TRUMP ATLANTIC CITY ASSOCIATES
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW JERSEY                              22-3213714
   (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

  2500 BOARDWALK ATLANTIC CITY, NEW
               JERSEY                                   08401
   (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
              OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

                         COMMISSION FILE NO.: 333-643

                       TRUMP ATLANTIC CITY FUNDING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             NEW JERSEY                              22-3418939
   (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)

  2500 BOARDWALK ATLANTIC CITY, NEW
               JERSEY                                   08401
   (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
              OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                   ----     ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             ----

  The aggregate market value of the voting stock of Trump Atlantic City
Funding, Inc. held by non-affiliates as of March 21, 1997 was   $0.
                                                               ----

  Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   X   No
                          ----     ----

  As of March 21, 1997, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

  Documents Incorporated by Reference--Not applicable.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

 ITEM                                                                    PAGE
 ----                                                                    ----
 PART I
    ITEM 1.   BUSINESS.................................................    1
              General..................................................    1
              Trump Plaza..............................................    2
              The Taj Mahal............................................    7
              Trademark/Licensing......................................   12
              Certain Indebtedness.....................................   12
              Atlantic City Market.....................................   12
              Competition..............................................   14
              Gaming and Other Laws and Regulations....................   16
    ITEM 2.   PROPERTIES...............................................   23
              Trump Plaza..............................................   23
              Taj Mahal................................................   25
    ITEM 3.   LEGAL PROCEEDINGS........................................   26
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......   29
 PART II
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS......................................   30
    ITEM 6.   SELECTED FINANCIAL DATA..................................   31
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS......................   32
              Results of Operations for the Years Ended December 31,
              1996 and 1995............................................   32
              Results of Operations for the Years Ended December 31,
              1995 and 1994............................................   34
              Liquidity and Capital Resources..........................   35
              Seasonality..............................................   36
              Inflation................................................   36
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............   36
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE......................   36
 PART III
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......   37
    ITEM 11.  EXECUTIVE COMPENSATION...................................   41
              Employment Agreements ...................................   43
              Compensation of Directors................................   46
              Compensation Committee Interlocks and Insider
              Participation............................................   46
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT...............................................   48
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........   48
 PART IV
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K..................................   50
 IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS...............  55
 SIGNATURES
    SIGNATURE--TRUMP ATLANTIC CITY ASSOCIATES...........................  56
    SIGNATURE--TRUMP ATLANTIC CITY FUNDING, INC.........................  57

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), was formed under the name of Trump Plaza Holding Associates on February 17, 1993. Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), was formed on January 30, 1996. Each of the Registrants are wholly owned subsidiaries of Trump Hotels & Casino Resorts, Inc. ("THCR") and Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"). THCR is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in both emerging and established gaming jurisdictions. Trump AC owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), which also includes Trump World's Fair, and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey.

  . TRUMP PLAZA. Trump AC has further enhanced Trump Plaza's gaming space and hotel capacity (the "Trump Plaza Expansion") while maintaining its commitment to first class customer service. This strategy was designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing and anticipated demand for the increased number of rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. As part of the Trump Plaza Expansion, Trump AC has renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and has renovated and integrated into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, which is next to Trump Plaza and known as Trump World's Fair. The renovations at Trump Plaza East were completed in February 1996 and at Trump World's Fair in May 1996. Trump Plaza has 139,474 square feet of gaming space, housing a total of approximately 4,223 slot machines and 141 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity consists of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

  . TAJ MAHAL. Management believes that the acquisition of the Taj Mahal on April 17, 1996 (the "Taj Acquisition") has strengthened Trump AC's position as a leader in the casino entertainment industry through its ownership of two successful land-based casino hotels on The Boardwalk. Furthermore, the Taj Acquisition has enhanced Trump AC's presence in the growing Atlantic City gaming market (the "Atlantic City Market"). After giving effect to the Taj Acquisition and the Trump Plaza Expansion, Trump AC had acquired approximately one-quarter of Atlantic City's casino square footage, slot machines, table games and hotel room inventory. The combination of the Taj Mahal with Trump Plaza's operations has provided opportunities for operational efficiencies, economies of scale and benefits from the talent, expertise and experience of management at the operating entities. Management has undertaken an expansion plan at the Taj Mahal (the "Taj Mahal Expansion"), which is currently expected to be funded principally out of cash from operations from Trump Taj Mahal Associates ("Taj Associates") and Trump Plaza Associates ("Plaza Associates"). The Taj Mahal Expansion is scheduled to be completed in phases by the end of the second quarter of 1997.

  . THE "TRUMP" NAME. Trump AC capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end, Trump AC provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality, tailored to the gaming patron in each market. Trump AC also benefits from the "Trump" name in connection with THCR's efforts to expand and to procure new gaming opportunities in the United States and abroad. THCR explores opportunities to establish additional gaming operations, particularly in jurisdictions where the legalization of casino gaming is relatively new or anticipated.

  The following table profiles Trump AC's current casino and hotel capacity:

                                                          TRUMP    TAJ
                                                          PLAZA   MAHAL   TOTAL
                                                         ------- ------- -------
Gaming square footage................................... 139,474 139,100 278,574
Slot machines...........................................   4,223   3,799   8,022
Table games (including poker)...........................     141     231     372
Hotel rooms.............................................   1,404   1,250   2,654

  Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates, the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump AC and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Trump's Castle Associates, L.P. ("Castle Associates"), the operator of Trump's Castle Casino Resort ("Trump's Castle"), entered into an Amended and Restated Services Agreement pursuant to which TCS will also provide those same functions and services to Castle Associates in connection with the operation of Trump's Castle. Trump Communications, L.L.C. ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of realizing cost savings and operational synergies by consolidating advertising functions of, and providing certain services to, each of Plaza Associates, Taj Associates and Castle Associates.

  The Registrants operate in only one industry segment. See "Financial Statements and Supplementary Data."

TRUMP PLAZA

  Management believes that Trump Plaza's "Four Star" Mobil Travel Guide rating and "Four Diamond" American Automobile Association ("AAA") rating reflect the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts and swimming and health spa facilities.

  The Trump Plaza Expansion. Management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is well positioned to be one of the premier host properties in Atlantic City. The Trump Plaza Expansion was completed in May 1996 and increased Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. Management believes that the construction of the new convention center and tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. In addition, management has taken advantage of recent gaming regulatory changes that allow casino space to be directly visible and accessible from The Boardwalk. Trump Plaza's location on The Boardwalk at the end of the main highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

  On February 16, 1996, Trump Plaza opened the Ocean View Casino and Bar and 249 rooms at Trump Plaza East. Management opened the remaining rooms and suites at Trump Plaza East in March 1996. Trump Plaza East has approximately 15,000 square-feet of casino space and approximately 349 hotel rooms, including nine super suites which opened in February 1997. Trump Plaza has been reconfigured to provide a new entranceway to Trump Plaza directly off the Atlantic City Expressway. Management believes the increased hotel capacity as a result of the Trump Plaza Expansion enables Trump Plaza better to meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

  In May 1996, Trump AC completed the renovations and integration of Trump World's Fair, located on The Boardwalk adjacent to the existing Atlantic City Convention Center, into Trump Plaza. Trump World's Fair has added 49,193 square-feet of casino floor space, approximately 16,000 of which is accessible from The Boardwalk, and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk.

  The following table details Trump Plaza's current casino and hotel capacity:

                                TRUMP PLAZA    TRUMP PLAZA TRUMP WORLD'S
                              MAIN FACILITY(a)   EAST(b)       FAIR       TOTAL
                              ---------------- ----------- ------------- -------
Gaming square footage........      75,395        14,886       49,193     139,474
Slot machines................       2,358           405        1,460       4,223
Table games..................          97            12           32         141
Hotel rooms..................         555           349          500       1,404

---------------------
(a) Includes the 2,000 square-foot area which connects the main facility with Trump Plaza East and the 75 slot machines included in this area.
(b) Includes nine super suites which opened in February 1997.

  Trump Plaza's management team has launched a variety of initiatives designed to increase the level of casino gaming activity generally at its casino and to attract casino patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor, the introduction of new slot machines and table games and the addition of bill acceptors on slot machines.

 ATLANTIC CITY MARKETING STRATEGY

  Trump Plaza. Trump Plaza East has been integrated into Trump Plaza and together the two are operated as a single casino hotel facility. Trump Plaza will continue the marketing strategies it has found successful in the past, including targeting lucrative high-end drive-in slot customers. Management believes the additional hotel rooms and gaming facilities at Trump Plaza East will better enable Trump Plaza to accommodate the more profitable weekend drive-in patron, who tends to wager more per play and per visit than the typical walk-in or bus patron.

  Trump World's Fair. Trump World's Fair is seeking to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump World's Fair features a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 569 slot machines. In addition, Trump World's Fair constructed a new bus terminal that has a dedicated escalator leading directly to a separate casino entertainment area that contains a 500-seat buffet-style restaurant, an Oriental Pavilion and a casino with approximately 538 slot machines. The new bus terminal and dedicated casino facilities allow Trump World's Fair to serve efficiently a high volume of bus customers. The second floor of Trump World's Fair has approximately 383 slot machines and 32 table games along with additional restaurants. Moreover, with its prime location adjoining the current Atlantic City Convention Center and near the new Atlantic City Convention Center and its newly refurbished room base of 500 rooms and approximately 50,000 square-feet of total gaming space, management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

 TRUMP PLAZA BUSINESS STRATEGY

  General. A primary element of Trump Plaza's business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In order to attract more high-end gaming patrons to Trump Plaza in a cost-effective manner, Plaza Associates, the owner and operator of Trump Plaza, has refocused its marketing efforts. Commencing in 1991, Plaza Associates substantially curtailed costly "junket" marketing operations which involved attracting groups of patrons to the facility on an entirely complimentary basis (e.g., by providing free air fare, gifts and room accommodations). In the fall of 1992, Plaza Associates decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. Plaza Associates determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. Revenues derived from high roller patrons have declined since 1992, although management believes that such revenue loss has not had a significant impact on profitability for the reasons discussed above. In addition, this shift in marketing strategy has allowed Plaza Associates to focus its efforts on attracting the high-end players.

  Although considered one property, Trump Plaza and Trump World's Fair possess separate marketing identities. Trump Plaza caters to the mid to high level segment while Trump World's Fair focuses on the mass market. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. The suite renovation and high-end slot club expansion projects indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, Trump World's Fair offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including Atlantic City's largest nickel lounge, lower table limits, sweepstakes, bus bingo programs, on-floor tournaments and a premier buffet make this possible.

  "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza.

  Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers headline entertainment weekly during the summer and monthly during the off- season, and also features other entertainment and revue shows.

  Player Development/Casino Hosts. Plaza Associates currently employs gaming representatives in New Jersey, New York and other states, as well as several international representatives, to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player slot card) sign-ups in order to increase Plaza Associates' marketing base.

  Promotional Activities. The Trump Card constitutes a key element in Trump Plaza's direct marketing program. Slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries based upon their level of play. The Trump Card is inserted during play into a card reader attached to the slot machine for use in computerized rating systems. Plaza Associates' computer systems record data about the cardholders, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced.

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

  Bus Program. Trump Plaza has a bus program, which transports approximately 2,400 gaming patrons per day during the week and 3,500 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses. Trump World's Fair has a newly constructed bus terminal with a dedicated escalator leading directly to a casino entertainment area complete with an international buffet. Trump World's Fair bus terminal provides patrons with a spacious lounge area with a view of the Atlantic Ocean and The Boardwalk. Trump World's Fair's bus program transports approximately 1,200 gaming patrons per day during the week and 2,600 per day on weekends.

  Credit Policy. Historically, Trump Plaza has extended credit to certain qualified patrons. For the years ended December 31, 1994, 1995 and 1996, credit play as a percentage of total dollars wagered was approximately 17%, 18% and 17%, respectively. As part of Trump Plaza's business strategy, Trump Plaza has imposed stricter standards on applications for new or additional credit.

 FACILITIES AND AMENITIES

  Trump Plaza. The casino in Trump Plaza's main tower currently offers 97 table games and 2,368 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square-feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

  The entry level of Trump Plaza's main tower includes a cocktail lounge, two gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and an ocean view high-end slot area. An enclosed walkway connects Trump Plaza at the casino level with the Atlantic City Convention Center and with Trump World's Fair.

  On February 16, 1996, Trump Plaza opened the 15,000 square-foot Ocean View Casino and Bar and 249 of its 349 hotel rooms at Trump Plaza East. Management opened the remaining rooms and suites at Trump Plaza East in March 1996. The Ocean View Casino and Bar is the first gaming room in Atlantic City to combine a casino, bar and entertainment area, and features a 70-foot long bar with 27 bar-top slot machines, live entertainment and a 58 square-foot video wall, complemented by six additional television sets along the bar. With its high ceilings and windows overlooking the Atlantic Ocean and The Boardwalk, Trump Plaza has created a new and exciting entertainment environment for its casino patrons.

  Trump Plaza's guest rooms are located in two towers which afford most guest rooms a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. Trump Plaza's main tower also features 16 one-bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of Trump Plaza's main tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which requires guests to use a special elevator key for access, and contains a lounge area that offers food and bar facilities.

  Trump Plaza's main tower is connected by an enclosed pedestrian walkway to a 10-story parking garage, which can accommodate approximately 2,650 cars, and contains 13 bus bays, a comfortable lounge, a gift shop and a waiting area (the "Transportation Facility"). The Transportation Facility provides patrons with immediate access to the casino, and is located directly off the Atlantic City Expressway, the main highway into Atlantic City.

  In July 1994, Time Warner opened its second largest Warner Brothers Studio Store occupying the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet).

  Trump World's Fair. Trump World's Fair is connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and adds an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair is outfitted with approximately 50,000 square-feet of casino floor space housing 1,460 slot machines and 32 table games. In addition to the casino, Trump World's Fair features three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention, ballroom and meeting room space, a swimming pool and a health spa. The enclosed walkway runs through a portion of the Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. Plaza Associates has acquired an easement with regard to this walkway through the Atlantic City Convention Center.

 EMPLOYEES AND LABOR RELATIONS

  Plaza Associates has approximately 4,900 employees of whom approximately 1,700 are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act").

  In April 1993, the National Labor Relations Board (the "NLRB") found that Plaza Associates had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of Plaza Associates in association with the Sports Arena and Casino Employees Union Local 137 ("Local 137"). In connection with such finding, Plaza Associates was ordered to refrain from interfering with, restraining or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees regarding whether they desire to be represented for collective bargaining by Local 137. The election was held on May 20 and 21, 1994 and the vote, which has been certified by the NLRB, was in favor of management and against representation by Local 137.

 HISTORICAL BACKGROUND

  The 1992 Plaza Restructuring. In 1991, Plaza Associates experienced liquidity problems. Management believes that those liquidity problems were attributable, in part, to an overall deterioration in the Atlantic City Market, as indicated by reduced rates of casino revenue growth for the industry for the two prior years, aggravated by an economic recession in the Northeast. In addition, increased casino gaming capacity in Atlantic City, due in part to the opening of the Taj Mahal in April 1990, may also have contributed to Plaza Associates' liquidity problems.

  In order to alleviate its liquidity problem, Plaza Associates and Trump Plaza Funding, Inc. ("Plaza Funding") restructured their indebtedness through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code (the "1992 Plaza Restructuring").

  The purpose of the 1992 Plaza Restructuring was to improve the amortization schedule and extend the maturity of Plaza Associates' indebtedness by (i) eliminating the sinking fund requirement on Plaza Funding's 12 7/8% Mortgage Bonds due 1998 (the "Original Plaza Bonds"), (ii) extending the maturity of such indebtedness from 1998 to 2002, (iii) lowering the interest rate from 12 7/8% per annum to 12% per annum, (iv) reducing the aggregate principal amount of the indebtedness under the Original Plaza Bonds and certain other indebtedness from $250 million to $225 million and (v) eliminating certain other indebtedness by reconstituting such debt in part as new bonds (the "Successor Plaza Bonds") and in part as Stock Units (as defined). The 1992 Plaza Restructuring was necessitated by the inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Plaza Bonds. In connection with the 1992 Plaza Restructuring, each holder of $1,000 principal amount of Original Plaza Bonds and such other indebtedness received (i) $900 principal amount of Successor Plaza Bonds, (ii) 12 Stock Units, each representing one share of THCR's common stock, par value $.01 per share ("THCR Common Stock") and one share of Preferred Stock of Plaza Funding (the "Stock Units") and (iii) cash payments of approximately $58.65, reflecting accrued interest.

  On May 29, 1992, Plaza Funding, which theretofore had no interest in Plaza Associates, received a 50% beneficial interest in TP/GP, Inc. ("Trump Plaza GP"), and Plaza Funding and Trump Plaza GP were admitted as partners of Plaza Associates. Plaza Funding also issued approximately three million Stock Units to holders of the Original Plaza Bonds and certain other indebtedness. Pursuant to the terms of the Plaza Associates partnership agreement, Plaza Funding was issued a preferred partnership interest, which provided Plaza Funding with partnership distributions designed to pay dividends on, and the redemption price of, the Stock Units. Trump Plaza GP became the managing general partner of Plaza Associates, and, through its Board of Directors, managed the affairs of Plaza Associates. Trump Plaza GP was subsequently merged with and into Plaza Funding, which became the managing general partner of Plaza Associates.

  The 1993 Plaza Refinancing. The Successor Plaza Bonds and the Stock Units were redeemed in 1993 out of the proceeds of a refinancing designed to enhance Plaza Associates' liquidity and to position Plaza Associates for a subsequent deleveraging transaction. The 1993 refinancing included (i) the sale by Plaza Funding of $330 million in aggregate principal amount of 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") and (ii) the sale by Trump AC (known prior to April 17, 1996 as Trump Plaza Holding Associates) of $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "Plaza PIK Notes") and warrants to acquire an aggregate of $12 million in principal amount of additional Plaza PIK Notes (the "Plaza PIK Note Warrants"). Upon consummation of the refinancing, Plaza Funding held a 1% equity interest in Plaza Associates and Trump Atlantic City Holding, Inc., known prior to April 17, 1996 as Trump Plaza Holding, Inc. ("Trump AC Holding"), held a 99% equity interest.

  The 1995 and 1996 Events. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the Plaza PIK Notes and the Plaza PIK Note Warrants. In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary, Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation ("THCR Funding"), of $155 million 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, pursuant to a contribution agreement, to THCR Holdings his ownership interests in Plaza Funding and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings owned Plaza Associates. In connection with the Taj Acquisition, Trump AC became the owner of Plaza Associates and Taj Associates. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation--Taj Acquisition."

THE TAJ MAHAL

  The Taj Mahal has ranked first among all Atlantic City casinos in terms of total gaming revenues, table revenues and slot revenues since it commenced operations in 1990. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its "Four Star" Mobil Travel Guide rating. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from the expected continued growth of the Atlantic City Market.

  In recent years, under the direction of Trump and the management team led by Nicholas L. Ribis, its Chief Executive Officer, Taj Associates, the owner and operator of the Taj Mahal, completed construction of the Taj Entertainment Complex (as defined), reconfigured and expanded the casino floor to provide race simulcasting, poker wagering and keno, opened an Asian themed table game area, opened the Bengal Club for mid-level preferred players and increased the number of poker tables and slot machines. The Taj Mahal's poker room is the largest in Atlantic City, which management believes adds to its overall gaming experience. Taj Associates continually monitors operations to adapt to and anticipate industry trends. From 1994 to 1996, the Taj Mahal embarked on a strategy to refurbish all of its hotel guest rooms and corridors and to replace all of its existing slot machines with new, more efficient machines with bill acceptors. Moreover, to further attract high-end players, the Taj Mahal opened the Dragon Room, an Asian themed table gaming area with 16 table games, and the Sultan's Palace, a separate 5,900 square-foot high-end slot lounge and private club. Moreover, to increase entertainment opportunities for customers, the Hard Rock Cafe opened in November 1996 and the All Star Cafe opened in March 1997. A Warner Brothers Studio store is scheduled to open at the Taj Mahal in May 1997.

  The Taj Mahal Expansion. The Taj Mahal Expansion consists of the construction of a new 15-bay bus terminal, which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities which is expected to be completed in May 1997, and an approximately 7,000 square-foot casino expansion with approximately 250 slot machines with Boardwalk frontage which is expected to be completed in June 1997. In conjunction with the Taj Mahal Expansion, the Hard Rock Cafe opened in November 1996 and the All Star Cafe opened in March 1997.

 THE TAJ MAHAL OPERATIONS

  General. The Taj Mahal currently has approximately 139,100 square-feet of gaming space, 231 table games and 3,799 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 64 poker tables, which was added in 1993 and expanded in 1994. The casino's offerings include blackjack, progressive blackjack, craps, roulette, baccarat, mini baccarat, red dog, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, mini big six, mini dice and let it ride poker. In December 1995, the Taj Mahal opened an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. In May 1996, the Taj Mahal opened the Sultan's Palace, a high-end slot lounge. In August 1996, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players in conjunction with the Sultan's Palace.

   In December 1996, the Taj Mahal opened a new bus terminal with 15 bays. In November 1996, the Hard Rock Cafe opened at the Taj Mahal adjacent to the casino and The Boardwalk. In March 1997, the All Star Cafe opened at the Taj Mahal. Construction of a Warner Brothers Studio Store is in progress with a scheduled opening in May 1997. Construction of an approximately 7,000 square-foot casino expansion with 250 slot machines, with Boardwalk frontage, is expected to be completed in June 1997. An additional simulcasting facility featuring horse racing, catering to Asian clientele, also is expected to be completed in June 1997. In addition, as a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of select customers: the Maharajah Club for table game players, the President's Club for high-end slot players and the Bengal Club for other preferred slot players.

  The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 17 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 15 dining and 10 beverage locations, parking for approximately 5,200 cars, a 15-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall, and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility (the "Taj Entertainment Complex"). The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as Broadway revues, high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

  Gaming Environment. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In 1994, the Taj Mahal completed a major redecoration of the hotel lobby, a casino floor expansion and a reconfiguration, as well as the addition of a new mid-level player slot club. The casino floor expansion and reconfiguration accommodated the addition of keno, poker tables and slot machines. Approximately 3,300 new slot machines were placed in service during 1994, 1995 and 1996 to replace older models. In addition, in June 1993, the Taj Mahal completed a 10,000 square-foot poker and simulcast area (which was subsequently enlarged to 12,000 square feet), which features 64 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1996, the Taj Mahal captured approximately 49.3% of the total Atlantic City poker revenues.

  The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the New Jersey Casino Control Commission (the "CCC") on an ongoing basis to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. In 1994, the Taj Mahal introduced the newly-approved games of keno and caribbean stud poker and, in 1995, introduced the games of pai gow, pai gow poker and let it ride poker. Progressive blackjack and mini dice were also added in 1996 and 1997, respectively.

  "Comping" Strategy. In order to compete effectively with other casino hotels, the Taj Mahal offers complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including complimentaries, on middle and upper middle market "drive in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

  Entertainment. The Taj Mahal believes headline entertainment, as well as other entertainment and revue shows, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater allows the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests. The Xanadu Theater, together with the Mark Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend "marquee" events such as Broadway revues, high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement. Mid-week uses for the facilities include convention events and casino marketing sweepstakes.

  Player Development. The Taj Mahal employs sales representatives as a means of attracting high-end slot and table gaming patrons to the property. The Taj Mahal currently employs numerous gaming representatives in New Jersey, New York and other states, as well as several international representatives, to host special events, offer incentives and contact patrons directly in the United States, Canada and South America. In addition, targeted marketing to international clientele will be continued and expanded through new sales representatives in Latin America, Mexico, Europe, the Far East and the Middle East.

  The casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player card) sign-ups in order to increase the Taj Mahal's marketing base.

  The Taj Mahal also plans to continue the development of its slot and coin programs through direct mail and targeted marketing campaigns emphasizing the high-end player. "Motorcoach Marketing," the Taj Mahal's customer bus-in program, has been an important component of player development and will continue to focus on tailoring its player base and maintaining a low-cost package.

  Promotional Activities. The Trump Card, a player identification card, constitutes a key element in the Taj Mahal's direct marketing program. Both table and slot machine players are encouraged to register for and utilize their personalized Trump Card to earn various complimentaries and incentives based on their level of play. The Trump Card is inserted during play into a card reader attached to the table or slot machine for use in computerized rating systems. These computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Sales and management personnel are able to monitor the identity and location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor.

  The Taj Mahal designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino games supervisor. Promotional activities at the Taj Mahal include the mailing of vouchers for complimentary slot play and utilization of a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

  The Taj Mahal conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments tend to play at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal.

  Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1994, 1995 and 1996, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 22.8%, 24.5% and 29.7%, respectively.

 EMPLOYEES

  Taj Associates has approximately 5,800 employees for the operation of the Taj Mahal, of whom approximately 1,980 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

 TAJ ACQUISITION

  On April 17, 1996, a subsidiary of THCR Holdings was merged (the "Taj Merger") with and into THCR Holding Corp., known prior to April 17, 1996 as Taj Mahal Holding Corp. ("THCR Holding Corp."). As a result of the Taj Acquisition and the related transactions discussed below, THCR Holdings acquired Taj Associates. The Taj Acquisition included, among other things:

    (a) the payment of an aggregate of approximately $31,181,240 in cash and the issuance of 323,423 shares of THCR Common Stock to the holders of THCR Holding Corp.'s Class A Common Stock, par value $.01 per share ("THCR Holding Corp. Class A Common Stock");

    (b) the contribution (i) by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, pursuant to the contribution agreement, dated as of April 17, 1996, among Trump, Trump Casinos, Inc. ("TCI"), TM/GP Corporation, known after the Taj Acquisition as THCR/LP Corporation ("THCR/LP") and THCR Holdings in exchange for a modification of Trump's limited partnership interest in THCR Holdings and
  (ii) by THCR to Trump AC of all of its direct ownership interests in Taj Associates acquired in the Taj Merger;

    (c) the public offerings by (i) THCR of 12,500,000 shares of THCR Common Stock (plus 750,000 shares of THCR issued in connection with the partial exercise of the underwriters' over-allotment option (together, the "Stock Offering")), and (ii) Trump AC and Trump AC Funding of the Trump AC Mortgage Notes (collectively with the Stock Offering, the "1996
  Offerings");

    (d) the redemption, immediately prior to the Taj Merger, of the outstanding shares of THCR Holding Corp. Class B Common Stock, par value $.01 per share ("THCR Holding Corp. Class B Common Stock"); in accordance with its terms, for $.50 per share;

    (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. ("Taj Funding");

    (f) the retirement of the outstanding Plaza Notes;

    (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA ("NatWest");

    (h) the purchase of certain real property used in the operation of the Taj Mahal (the "Specified Parcels") that was leased from Taj Mahal Realty Corp. ("Realty Corp.");

    (i) the purchase of Trump Plaza East;

    (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

    (k) the issuance to Trump of warrants to purchase 1,800,000 shares of THCR Common Stock (the "Trump Warrants").

  As a result of the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC (on behalf, and at the direction, of THCR Holdings) of its indirect ownership interests in Taj Associates acquired in the Taj Merger, together with THCR's contribution to THCR Holdings of the proceeds from the Stock Offering, Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25% and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. In addition, Trump, THCR, TCI and THCR/LP entered into the Second Amended and Restated Agreement of Limited Partnership of THCR Holdings (the "THCR Holdings Partnership Agreement") which provided for, among other things, the admission of TCI and THCR/LP as limited partners of THCR Holdings and the adjustments of the respective partnership interests in THCR Holdings. In connection with the Taj Acquisition, Trump and certain of his affiliates were released and discharged from certain obligations and all of the outstanding shares of THCR Holding Corp.'s Class C Common Stock, par value $.01 per share ("THCR Holding Corp. Class C Common Stock"), all of which were held by Trump, were cancelled.

  In connection with the June 1995 Offerings, Trump and THCR had entered into an exchange and registration rights agreement (the "Exchange and Registration Rights Agreement") providing for the exchange of Trump's limited partnership interest in THCR Holdings for THCR Common Stock and for registration rights with respect to such shares of THCR Common Stock. In connection with the Taj Acquisition, Trump, THCR and TCI entered into an amendment to the Exchange and Registration Rights Agreement, which modified certain of the terms of the Exchange and Registration Rights Agreement and provides for the exchange of TCI's limited partnership interests in THCR Holdings for THCR Common Stock and for registration rights with respect to such shares of THCR Common Stock.

TRADEMARK/LICENSING

  Subject to certain restrictions, THCR has the exclusive right to use the "Trump" name and likeness in connection with gaming and related activities pursuant to a trademark license agreement between Trump and THCR (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The license is exclusive, subject to existing licenses of the Marks to Castle Associates, which expire on August 15, 1998. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

  The license is for a term of the later of: (i) June 2015; (ii) such time as Trump and his affiliates no longer hold a 15% or greater voting interest in THCR; or (iii) such time as Trump ceases to be employed or retained pursuant to an employment, management, consulting or similar services agreement with THCR. Upon expiration of the term of the license, Trump will grant THCR a non-exclusive license for a reasonable period of transition on terms to be mutually agreed upon between Trump and THCR. Trump's obligations under the License Agreement are secured by a security agreement, pursuant to which Trump granted THCR a first priority security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

CERTAIN INDEBTEDNESS

  Trump AC Mortgage Notes. As a part of the Taj Acquisition, Trump AC and Trump AC Funding issued in an underwritten offering $1,200,000,000 aggregate principal amount of Mortgage Notes which mature on May 1, 2006 (the "Trump AC Mortgage Notes"). The Trump AC Mortgage Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

  Plaza Notes. $330 million of the Plaza Notes of Plaza Funding were retired in connection with the Taj Acquisition. The Plaza Notes were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes were retired through repurchase and defeasance and Plaza Funding and Plaza Associates were released from their obligations under all financial and negative covenants and certain other provisions contained in the indenture under which the Plaza Notes were issued (the "Plaza Note Indenture"), and the Plaza Note Security (as defined in the Plaza Note Indenture) was released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption on June 15, 1998 of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date. Additionally, Plaza Funding irrevocably instructed the Plaza Note Trustee (as defined in the Plaza Note Indenture) to provide notice of such redemption not less than 30 or more than 60 days prior to June 15, 1998.

  Other Indebtedness. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $17.2 million of indebtedness, including, as of December 31, 1996, approximately $3.4 million due under outstanding mortgage notes described above. Approximately $2.0 million of such indebtedness will mature through December 31, 1997.

ATLANTIC CITY MARKET

  The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.81 billion in gaming revenues in 1996, an approximately 1.7% increase over 1995 gaming revenues of approximately $3.74 billion. From 1991 to 1996, total gaming revenues in Atlantic City have increased approximately 29.2%, while hotel rooms increased only slightly during that period. Although total visitor volume to Atlantic City remained relatively constant in 1996, the volume of bus customers dropped to 9.8 million in 1996, continuing a decline from 11.7 million in 1991. The volume of customers traveling by other means to Atlantic City has grown from 20.1 million in 1991 to 34.0 million in 1996.

  Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion, and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

  Total Atlantic City slot revenues increased 2.1% in 1996, continuing a trend of increases over the past five years. From 1991 through 1996, slot revenue growth in Atlantic City has averaged 7.4% per year. Total table revenue increased 4.3% in 1996, while table game revenue from 1991 to 1996 has decreased on average 0.4% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1991, the number of slot machines in Atlantic City has increased 61%, while the number of table games has decreased by 5.9%. Slot revenues increased from 58% of total casino revenues in 1991 to 69% in 1996. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

  The regulatory environment in Atlantic City has improved recently. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into uses of the New Jersey Casino Reinvestment Authority ("CRDA"). Administrative costs of regulation will be reduced while increasing funds available for new development. In addition, on July 25, 1996, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

  Atlantic City's new convention center, as currently planned, would hold approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage. When completed, the new convention center, which is estimated to cost approximately $268 million, would be the largest exhibition space between New York City and Washington, D.C. It will be located at the base of the Atlantic City Expressway and is currently planned to open in May 1997. The old convention center, built in the late 1920s and located on The Boardwalk, will receive an approximately $50 million facelift following the opening of the new convention center and will continue to be used for special events. The State of New Jersey has commenced a long-term capital plan to upgrade and expand the Atlantic City International Airport. To date, approximately $18 million have been spent on renovation of the airport terminal and upgrades of the airport's access roads and parking facilities.

  In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the "tourist corridor" that will link the new convention center with

The Boardwalk. The tourist corridor is scheduled to be completed in conjunction with the completion of the new convention center.

  Management believes that recent gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City market. See "--Competition."

COMPETITION

  Atlantic City. Competition in the Atlantic City casino hotel market is intense. Trump Plaza and the Taj Mahal (the "Atlantic City Properties") compete with other casino hotels located in Atlantic City and with each other, including Trump's Castle which is wholly owned by THCR Holdings, the parent of Trump AC. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. The Atlantic City Properties primarily compete with other Atlantic City casinos by, among other things, providing superior products and facilities, premier locations, name recognition and targeted marketing strategies. In addition, there are several sites on The Boardwalk and in the Marina district of Atlantic City (the "Marina") on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, which may intensify competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or underway will be completed.

  The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In December 1996, Bay Cruises began operation of a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. The City of New York allowed the cruises to continue after the operators agreed to pay city taxes and submit employees to background checks. Similar gambling cruises are expected in the near future. In Delaware, slot machines were installed at horse tracks in 1996, and track owners in several other states are seeking to do the same. In December 1996, Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York.

  In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other and with Trump's Castle for gaming patrons.

  Other Competition. In addition, the Atlantic City Properties face competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Atlantic City Properties. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

  In 1991, the Mashantucket Pequot Nation opened Foxwoods Casino Resort ("Foxwoods"), a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 4,000 slot machines. The Mashantucket Pequot Nation has announced various expansion plans, including its intention to build another casino in Ledyard together with hotels, restaurants and a theme park. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun Hotel International, Ltd., the Mohegan Sun Resort has 75% of the gaming capacity of Foxwoods. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

  A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition, but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York, and has announced an intention to open expanded gaming facilities. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Gay Head Wampanoag Tribe is seeking to open a casino in New Bedford, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

  State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania, and New York City is considering a plan under which it would be the embarking point for gambling cruises into international waters three miles offshore. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of the Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai

Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On January 28, 1997, the New York State Senate rejected a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any new gambling constitutional amendment until 1999. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, would have a material adverse impact on Trump AC.

GAMING AND OTHER LAWS AND REGULATIONS

  The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations. Unless otherwise indicated, all references to "Trump Plaza" include (a) Trump Plaza's main tower, including Trump Plaza East (which operates pursuant to a casino license held by Plaza Associates) and (b) Trump World's Fair (which operates pursuant to a separate casino license also issued to Plaza Associates).

  NEW JERSEY GAMING REGULATIONS

  In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

  Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified ("CCC Regulations").

  Operating Licenses. In June 1995, the CCC renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 1999. In June 1996, the CCC also granted TCS a license through July 1997, which TCS is in the process of renewing. In June 1995, the CCC renewed Castle Associates' casino license and approved Trump as a natural person qualifier through May 1999. In December 1996, the CCC allowed Plaza Associates to operate Trump Plaza and Trump World's Fair under one casino license through May 1999. None of these licenses are transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

  Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino licenses currently held by Plaza Associates and Taj Associates are renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

  Each casino license entitles the holder to operate one casino. Further, no person may be the holder of a casino license if the holding of such license will result in undue economic concentration in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which codifies the content of existing CCC precedent with respect to the subject. In April 1995, Plaza Associates petitioned the CCC for certain approvals. In its May 18, 1995 declaratory rulings with respect to such petition, the CCC, among other things, (i) determined that Trump World's Fair is an approved hotel permitted to contain a maximum of 60,000 square-feet of casino space, that the 40,000 square-feet of casino space therein is a "single room" and that its operation by Plaza Associates would not result in undue economic concentration in Atlantic City casino operations; (ii) approved the operation of Trump World's Fair by Plaza Associates under a separate casino license subject to an application for and the issuance of such license and approved the proposed easement agreements with respect to the proposed enclosed Atlantic City Convention Center walkway; (iii) approved in concept the proposed physical connection and integrated operation by Plaza Associates of Trump Plaza's main tower, Trump Plaza East and Trump World's Fair; and (iv) determined that the approved hotel comprised of the main tower and Trump Plaza East is permitted to contain a maximum of 100,000 square feet of casino space. In addition, on December 13, 1995, Plaza Associates received CCC authorization for 49,340 square-feet of casino space at Trump World's Fair. Plaza Associates' casino license with respect to Trump World's Fair has a renewable term of one year for each of its first three years and thereafter is renewable for periods of up to four years. Subsequently, in December 1996, the CCC approved Plaza Associates' license to operate Trump Plaza and Trump World's Fair under one casino license through May 1999. Taj Associates will be required to obtain a prior determination from the CCC that the operation of the additional casino space created by the Taj Mahal Expansion will not constitute undue economic concentration of Atlantic City casino operations.

  To be considered financially stable, a licensee must demonstrate the following ability: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

  In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "--Conservatorship."

  Management believes that it has adequate financial resources to meet the financial stability requirements of the CCC for the foreseeable future.

  Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates to or for the benefit of any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates' or Taj Associates' cash position falls below $5.0 million for three consecutive business days, such entity must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

  Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Trump AC Holding, Plaza Funding or TACC is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

  Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

  Institutional Investors. An institutional investor ("Institutional Investor") is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

  An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20% or less of the total outstanding debt of the company or (B) 50% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

  Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "--Interim Casino Authorization."

  Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Plaza Funding, Trump AC, Plaza Associates, Taj Associates, and TCS is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

  If the CCC finds that a holder of such securities is not qualified under the Casino Control Act, it has the right to take any remedial action it may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the CCC has the power to revoke or suspend the casino license affiliated with the Regulated Company which issued the securities. If a holder is found unqualified, it is unlawful for the holder (i) to exercise, directly or through any trustee or nominee, any right conferred by such securities or (ii) to receive any dividends or interest upon such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

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

  Under the terms of the indenture under which the Trump AC Mortgage Notes were issued, if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and Trump AC and Trump AC Funding may redeem the securities at the lesser of the outstanding amount or fair market value.

  Interim Casino Authorization. Interim casino authorization is a process which permits a person who enters into a contract to obtain property relating to a casino operation or who obtains publicly-traded securities relating to a casino licensee to close on the contract or own the securities until plenary licensure or qualification. During the period of interim casino authorization, the property relating to the casino operation or the securities is held in trust.

  Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly-traded securities, the closing or settlement date in the contract at issue may not be earlier than the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

  If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

  The CCC may grant interim casino authorization where it finds by clear and convincing evidence that: (i) statements of compliance have been issued pursuant to the Casino Control Act; (ii) the casino hotel is an approved hotel in accordance with the Casino Control Act; (iii) the trustee satisfies qualification criteria applicable to key casino employees, except for residency; and (iv) interim operation will best serve the interests of the public.

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

  Where a holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

  Approved Hotel Facilities. The CCC may permit an existing licensee, such as one of the Atlantic City Properties, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

  Persons who are parties to the lease for an approved hotel building or who have an agreement to lease a building which may in the judgment of the CCC become an approved hotel building are required to hold a casino license unless the CCC, with the concurrence of the Attorney General of the State of New Jersey, determines that such persons do not have the ability to exercise significant control over the building or the operation of the casino therein.

  Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a durational term exceeding 30 years, must concern 100% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

  Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

  License Fees. The CCC is authorized to establish annual fees for the renewal of casino licenses. The renewal fee is based upon the cost of maintaining control and regulatory activities prescribed by the Casino Control Act, and may not be less than $200,000 for a four-year casino license. Additionally, casino licensees are subject to potential assessments to fund any annual operating deficits incurred by the CCC or the Division. There is also an annual license fee of $500 for each slot machine maintained for use or in use in any casino.

  Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1994, 1995 and 1996, Plaza Associates' gross revenue tax was approximately $21.0 million, $24.0 million and $29.8 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.2 million, $4.4 million and $6.0 million, respectively. For the years ended December 31, 1994, 1995 and 1996, Taj Associates' gross revenue tax was approximately $36.7 million, $40.2 million and $40.7 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.2 million, $5.2 million and $5.0 million, respectively.

  Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA (the "CRDA Bonds"). CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

  For the first ten years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50% of its eligible tax credit in any one year.

  From the monies made available to the CRDA, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 35% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which will be required to be available upon the opening of the new Atlantic City Convention Center and dedicated to convention events. The CRDA has determined at this time that eligible casino licensees will receive up to 27% of the cost of additional hotel rooms out of these monies set aside and may, in the future, increase the percentage to no greater than 35%.

  Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee was required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates and Taj Associates currently charge their parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

  Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

  Conservatorship. If, at any time, it is determined that Plaza Associates, Plaza Funding, Trump AC, Taj Associates, TCS or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

  Qualification of Employees. Certain employees of Plaza Associates and Taj Associates must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

  Gaming Credit. Plaza Associates' and Taj Associates' casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated.

  Control Procedures. Gaming at the Atlantic City Properties is conducted by trained and supervised personnel. Plaza Associates and Taj Associates employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video camera to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

  OTHER LAWS AND REGULATIONS

  The United States Department of the Treasury (the "Treasury") has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day (a "Currency Transaction Report"). Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, Plaza Associates and Taj Associates are required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

  In the past, the Service had taken the position that gaming winnings from table games by nonresident aliens were subject to a 30% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

  As the result of an audit conducted by the Treasury's Office of Financial Enforcement in 1995, Plaza Associates was alleged to have failed to timely file the Currency Transaction Report in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. Plaza Associates paid a fine of $292,500 in connection with these violations. Plaza Associates has revised its internal control procedures to ensure continued compliance with these regulations. From 1992 through 1995, the Service conducted an audit of Currency Transaction Reports filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The Treasury has received a report detailing the audit as well as the response of Taj Associates. Recently, as a result of Taj Associates' audit, the Treasury has notified Taj Associates that it failed to timely file the Currency Transaction Report in connection with 193 individual currency transactions. The Treasury has indicated in its notification that the matter can be resolved by the payment of a penalty which is significantly lower than the maximum penalty allowed by law. Management believes that any such amounts will not be material to Trump AC.

  Trump AC is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the State of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct the business of Trump AC has been obtained for operations in New Jersey.

ITEM 2. PROPERTIES.

TRUMP PLAZA

  Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is currently subject to the liens of the mortgages associated with the Trump AC Mortgage Notes (collectively, the "Plaza Mortgages") and certain other liens.

  Plaza Casino Parcel. Trump Plaza's main tower is located on The Boardwalk in Atlantic City, New Jersey, next to the existing Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

  The Plaza Casino Parcel consists of four tracts of land, three of which are currently owned by Plaza Associates and one of which is leased by Plaza Hotel Management Company ("PHMC") to Plaza Associates pursuant to a non-renewable ground lease, which expires on December 31, 2078 (the "PHMC Lease"). The land which is subject to the PHMC Lease is referred to as the "Plaza Leasehold Tract". Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Trump Seashore") had leased to Plaza Associates two of the tracts which are now owned by Plaza Associates. Trump Seashore and Seashore Four are 100% beneficially owned by Trump and are, therefore, affiliates of THCR. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Trump Seashore in September 1996 for $10 million and $14.5 million, respectively.

  The PHMC Lease is a "net lease" pursuant to which Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the Plaza Leasehold Tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for whatever reason), ownership of such improvements will vest in PHMC. The PHMC Lease also contains an option pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract at certain times during the term of such Plaza Ground Lease under certain circumstances.

  Parking Parcels. Plaza Associates owns a parcel of land (the "Plaza Garage Parcel") located across the street from the Plaza Casino Parcel and along Pacific Avenue in a portion of the block bound by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. Plaza Associates has constructed the Transportation Facility on the Plaza Garage Parcel. An enclosed pedestrian walkway from the parking garage accesses Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public.

  Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square-feet ("Additional Parcel 1") and owns another parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square-feet.

  Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square-feet, and subleases one parcel consisting of approximately 3,125 square-feet. All of such parcels are contiguous and are located along Atlantic Avenue, in the same block as the Plaza Garage Parcel. They are used for signage and surface parking and are not encumbered by any mortgage liens other than that of the Plaza Mortgages.

  Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square-feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1996, of approximately $1.5 million and is encumbered by the Plaza Mortgage. This facility is currently being utilized by TCS.

  Trump Plaza East. In connection with the Taj Acquisition, Plaza Associates exercised its option to purchase the fee and leasehold interests comprising Trump Plaza East (the "Trump Plaza East Purchase Option") for a purchase price of $28.0 million. During the years ended December 31, 1994, 1995 and 1996, Plaza Associates incurred approximately $4.9 million, $3.8 million and $1.1 million, respectively, in expenses associated with its lease of Trump Plaza East. As of December 31, 1996, Plaza Associates had capitalized approximately $43.6 million in construction costs related to Trump Plaza East.

  In September 1993, Trump (as predecessor in interest to Plaza Associates under the lease for Trump Plaza East) entered into a sublease (the "Time Warner Sublease") with Time Warner pursuant to which Time Warner subleased the entire first floor of retail space for a new Warner Brothers Studio Store which opened in July 1994. The Time Warner Sublease provides for a ten-year term which expires on the last day of the month immediately preceding the tenth anniversary of the commencement date and contains two five-year renewal options exercisable by Time Warner. Time Warner renovated the premises in connection with opening the studio store.

Time Warner may terminate the Time Warner Sublease at any time after July 1996 in the event that gross sales for the store do not meet certain threshold amounts or at any time if Plaza Associates fails to operate a first-class hotel at Trump Plaza East.

  Trump World's Fair. Pursuant to the option to purchase Trump World's Fair (the "Trump World's Fair Purchase Option"), on June 12, 1995, using proceeds from the June 1995 Offerings, Plaza Associates acquired title to Trump World's Fair. Further, pursuant to an easement agreement with The New Jersey Sports and Exposition Authority ("NJSEA"), Plaza Associates has an exclusive easement over, in and through the portions of the Atlantic City Convention Center used as the pedestrian walkway connecting Trump Plaza's main tower and Trump World's Fair. The easement is for a 25-year term and may be renewed at the option of Plaza Associates for one additional 25-year period. In consideration of the granting of the easement, Plaza Associates must pay to NJSEA the sum of $2.0 million annually, such annual payment to be adjusted every five years to reflect changes in the consumer price index. Plaza Associates will have the right to terminate the easement agreement at any time upon six months' notice to NJSEA in consideration of a termination payment of $1,000,000. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions--Plaza Associates" and "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Approved Hotel Facilities."

  Superior Mortgages. The liens securing the indebtedness on the Plaza Garage Parcel and the Egg Harbor Parcel (all of such liens are collectively called the "Existing Senior Plaza Mortgages") are each senior to the liens of the Plaza Mortgages. The principal amount currently secured by such Existing Senior Plaza Mortgages as of December 31, 1996 was, in the aggregate, approximately $3.4 million.

  Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

TAJ MAHAL

  Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgage securing the Trump AC Mortgage Notes.

  The Casino Parcel. The land comprising the site upon which the Taj Mahal is located consists of approximately 17 acres, which is bound by The Boardwalk to the south, Maryland Avenue to the east, Pennsylvania Avenue to the west and which extends to the north towards Pacific Avenue for approximately three-quarters of a city block on the western portion of the site and two-thirds of a city block on the eastern portion of the site. Construction was substantially completed and the Taj Mahal was opened to the public on April 2, 1990.

  Taj Entertainment Complex. In connection with the Taj Acquisition, Taj Associates purchased the Taj Entertainment Complex from Realty Corp. The Taj Entertainment Complex is a 20,000-square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall.

  Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the pier located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit (which, in turn, is a condition of Taj Associates' casino license) initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park.

Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 1997.

  Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square-feet.

  Taj Associates has entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates uses as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,184.

  Parking. The Taj Mahal provides parking for approximately 5,200 cars of which 4,500 spaces are located in indoor parking garages and 700 surface spaces are located on land purchased from Realty Corp. in connection with the Taj Acquisition. In addition, Taj Associates entered into a lease agreement with Castle Associates to share its employee parking facilities. In connection with the Taj Mahal Expansion, Taj Associates intends to expand its self-parking facilities by approximately 2,400 spaces.

  Themed Restaurants. Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") has entered into a fifteen-year lease (the "Hard Rock Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Hard Rock Cafe. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, paid in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, paid in equal monthly installments, for the remaining 5 years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10% of Hard Rock's annual gross sales in excess of $10,000,000. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof and also has the option to extend the term of the lease for an additional five year period at an annual basic rent of $907,500 during such renewal term. The Hard Rock Cafe opened in November 1996.

  All Star Cafe, Inc. ("All Star") has entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe. The basic rent under the All Star Cafe Lease is $1.0 million per year, paid in equal monthly installments. In addition, All Star will pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

ITEM 3. LEGAL PROCEEDINGS.

  General. Trump AC, its partners, certain members of its former executive committee, and certain of its employees, have been involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. In general, Trump AC has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

  Plaza Associates. From monies made available to it, the CRDA is required to set aside $100 million for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms by December 31, 1996. These investments are to fund up to 35% of the cost to casino licensees of such projects. See "Business-- Gaming and Other Laws and Regulations--New Jersey Gaming Regulations-- Investment Alternative Tax Obligations." Plaza Associates made application for such funding to the CRDA with respect to its proposed construction and rehabilitation of the Trump Plaza East hotel rooms and related Boardwalk and second level facilities, proposed demolition of an existing hotel expansion structure attached thereto and development of an appurtenant public park, roadway and parking area on the site thereof and proposed acquisition of the entire project site.

  The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same, reserved to Plaza Associates the right to take investment tax credits in an amount equal to 27% ($14.1 million) of $52.4 million of eligible estimated project development costs. In October 1994, following a September 1994 CCC ruling authorizing the same, Plaza Associates advised the CRDA of its intention to, without affecting either the project development costs or the tax credits, locate approximately 15,000 square feet of casino space on the second floor of Trump Plaza East and was advised by the CRDA that its proposed use of such space would not affect the approval of the hotel development project.

  As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated five condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire certain small parcels of land within the project site. The defendants in three of those matters, with respect to parcels which impact only the public park and parking areas, Casino Reinvestment Development Authority v. Banin, et al., Docket No. ATL-L-2676-94, Casino Reinvestment Development Authority v. Sabatini, et al., Docket No. ATL-L-2976-94, and Casino Reinvestment Development Authority v. Coking, et al., Docket No. ATL-L-2974-94, asserted numerous defenses to the condemnation complaints and filed counterclaims against CRDA and third-party complaints against Plaza Associates alleging, inter alia, an improper exercise of CRDA power for private purposes and conspiracy between the CRDA and Plaza Associates. After the filing of briefs and a hearing, a New Jersey Superior Court judge issued an opinion that the Trump Plaza East acquisition and renovation was not eligible for CRDA funding and, as a result, the CRDA could not exercise its power of eminent domain because the project included casino floor space. The court, by order dated April 18, 1995, dismissed the condemnation complaints with prejudice. On April 17, the same judge dismissed the counter claims and third-party complaints without prejudice. Notices of appeal were filed with the New Jersey Superior Court, Appellate Division, on April 21, 1995 by the CRDA and on April 24, 1995 by Plaza Associates. On May 1, 1995, the Casino Association of New Jersey on behalf of its members, 11 of the 12 Atlantic City casino hotels, filed a motion to intervene or, in the alternative, for leave to appear as an amicus curiae. Briefs were filed by all parties and the oral arguments occurred in April 1996. In November 1996, the Appellate Division unanimously held that the acquisition and renovation of Trump Plaza East were eligible for CRDA funding and remanded the matter to the trial court to conduct the condemnation proceedings. The defendants have petitioned the New Jersey Supreme Court for certification, which petition is currently pending.

  Plaza Associates believes it has been successful in establishing, based in part on the March 29, 1995 opinion of the New Jersey Office of Legislative Services, which serves as legal counsel to the New Jersey State Legislature, that N.J.S.A. 5:12-173.8 empowered the CRDA to approve and fund projects such as Trump Plaza East and, in part, on the fact that Section 173.8 expressly exempts hotel development projects from the statutory limitation with respect to any CRDA investment or project which directly and exclusively benefits the casino hotel or related facility.

  In a related matter, Vera Coking, et al. v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. ATL-L-339-94, the Atlantic City Planning Board's approval of the Trump Plaza East renovation was challenged on various grounds. In July 1994, a New Jersey Superior Court judge upheld the Atlantic City Planning Board approvals with respect to the hotel renovation component of Trump Plaza East and the new roadway but invalidated the approval of the valet parking lot and the public park because Plaza Associates lacked site control with respect to the small parcels of land CRDA sought to condemn. Plaintiff appealed the court's decision upholding the approval of the hotel renovation and new roadway and Plaza Associates cross-appealed the court's decision invalidating the approval of the public park and valet parking area. Plaza Associates withdrew its cross-appeal and received land-use approval for and has constructed the valet parking area after deletion of one of the small parcels. In June 1996, the Superior Court of New Jersey, Appellate Division, affirmed the trial court's ruling upholding the approvals for the hotel renovation and the new roadway.

  In another related matter, Josef Banin and Vera Coking v. Atlantic City Planning Board and Trump Plaza Associates, Docket No. L-2188-95, the land-use approval for this area has been challenged on various grounds. Plaza Associates filed its answer to the complaint denying the allegations of the complaint. The land-use approval involves certain minor amendments to the previously granted site plan approvals for the hotel renovation component of Trump Plaza East and the new roadway. The amendments included certain design changes with respect to the Trump Plaza East and certain design changes to the roadway. The amendments did not require any variance relief and the amendments fully complied with the Land Use Ordinance of the City of Atlantic City. The plaintiffs allege the Atlantic City Planning Board acted in an arbitrary and capricious manner in approving the amendments and further argue that the chairperson of the Atlantic City Planning Board had a conflict of interest in hearing the matter because of her status as an employee of the CRDA, the entity that had approved certain funding for the project. On January 26, 1996, the New Jersey Superior Court upheld the approval of the amendment by the Atlantic City Planning Board and rejected the plaintiffs' claim with respect to the chairwoman's conflict of interest. The plaintiffs' time to appeal this decision expired in June 1996.

  On April 3, 1989, BPHC Acquisition, Inc. and BPHC Parking Corp. (collectively, "BPHC") filed a third-party complaint (the "Complaint") against Plaza Associates and Trump. The Complaint arose in connection with the action entitled Boardwalk Properties, Inc. and Penthouse International Ltd. v. BPHC Acquisition, Inc. and BPHC Parking Corp., which was instituted on March 20, 1989 in the New Jersey Superior Court, Chancery Division, Atlantic County.

  The suit arose in connection with the conditional sale by Boardwalk Properties, Inc. ("BPI") (or, with respect to certain of the property, BPI's agreement to sell) to Trump of BPI's fee and leasehold interests in (i) Trump Plaza East, (ii) an approximately 4.2-acre parcel of land located on Atlantic Avenue, diagonally across from Trump Plaza's parking garage (the "Columbus Plaza Site") which was then owned by an entity in which 50% of the interests were each owned by BPHC and BPI and (iii) an additional 1,462 square-foot parcel of land located within the area of Trump Plaza East (the "Bongiovanni Site"). Prior to BPI entering into its agreement with Trump, BPI had entered into agreements with BPHC which provided, among other things, for the sale to BPHC of Trump Plaza East, as well as BPI's interest in the Columbus Plaza Site, assuming that certain contingencies were satisfied by a certain date. Additionally, by agreement between BPHC and BPI, in the event BPHC failed to close on Trump Plaza East, BPHC would convey to BPI the Bongiovanni Site. Upon BPHC's failure to close on Trump Plaza East, BPI entered into its agreement with Trump pursuant to which it sold Trump Plaza East to Trump and instituted a lawsuit against BPHC for specific performance to compel BPHC to transfer to BPI, BPHC's interest in the Columbus Plaza Site and Bongiovanni Site, as provided for in the various agreements between BPHC and BPI and in the agreement between BPI and Trump.

  The Complaint alleged that Plaza Associates and/or Trump engaged in the following activities: civil conspiracy, violations of the New Jersey Antitrust Act, violations of the New Jersey RICO statute, malicious interference with contractual relations, malicious interference with prospective economic advantage, inducement to breach a fiduciary duty and malicious abuse of process. The relief sought in the Complaint included, among other things, compensatory damages, punitive damages, treble damages, injunctive relief, the revocation of all of Plaza Associates' and Trump's casino licenses, the revocation of Plaza Associates' current Certificate of Partnership, the revocation of any other licenses or permits issued to Plaza Associates and Trump by the State of New Jersey, and a declaration voiding the conveyance by BPI to Trump of BPI's interest in Trump Plaza East, as well as BPI's and/or Trump's rights to obtain title to the Columbus Plaza Site.

  On October 13, 1993, a final judgment as to Trump and Plaza Associates was filed. That judgment dismissed each and every claim against Trump and Plaza Associates. The case remained open as to final resolution of all claims between BPI and BPHC. Following the entry of a subsequent judgment as to those claims, BPHC and BPI have settled all claims between them. BPHC is pursuing its appeal as to Trump and Plaza Associates but only as to its money damages claims of interference with contract and prospective economic advantage and of inducing BPI to breach its fiduciary duty to BPHC. All other claims raised in the Complaint as to Trump and Plaza Associates and dismissed by the October 13, 1993 judgment have been finally determined in favor of Trump and Plaza Associates. All briefs due in connection with BPHC's appeal were filed and the appeal was argued in March 1997. A decision is expected in the near future.

  Taj Associates. On March 29, 1990, Taj Associates entered into a Lease Agreement (the "Taj Lease Agreement") with the City of Atlantic City for a term of seven years, subject to the explicit prior approval of the NJDEP to continue to use the land beyond April 2, 1992, pursuant to which Taj Associates leased a parcel of land containing approximately 1,300 spaces for employee intercept parking at a cost of approximately $1.0 million per year. In addition, Taj Associates has expended in excess of $1.4 million in improving the site. The permit under which the lease is operated was issued by NJDEP on December 20, 1989 for five years and contains several conditions, one of which required Taj Associates to find another location "off-island" for employee parking by April 2, 1992. NJDEP extended this condition for two successive one-year periods through April 2, 1994. On November 14, 1994, as a result of the non-renewal of the permit, Taj Associates notified Atlantic City that the Taj Lease Agreement had become inoperative and was therefore being canceled as of December 20, 1994. Taj Associates subsequently obtained "off-island" parking with Trump's Castle Associates sufficient to meet its employee parking requirements. Atlantic City has indicated in a letter to Taj Associates that it contests the cancellation of the Taj Lease Agreement and claims certain extensions to the permit apply, to which Taj Associates does not agree. No legal proceedings have been commenced by Atlantic City to date.

  Taj Associates was also a party to an administrative proceeding involving allegations that it had violated certain provisions of the Casino Control Act. In June 1996, Taj Associates entered into a stipulation and settlement with the Division. The final outcome of this proceeding did not have a material adverse effect on Taj Associates or on its ability to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the Taj Mahal.

  Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey, the New Jersey Department of Transportation, the South Jersey Transportation Authority, the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR is seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Marina. The outcome of this action may affect management's decision to pursue and complete the Taj Mahal Expansion.

  Various legal proceedings are now pending against Trump AC. Trump AC considers all such proceedings to be ordinary litigation incident to the character of its business. Trump AC believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on the financial condition or results of operations of Trump AC.

  From time to time, Plaza Associates and Taj Associates may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on Plaza Associates or Taj Associates or on the ability of Plaza Associates or Taj Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza and the Taj Mahal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted by the Registrants to their security holders for a vote during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Trump AC. THCR Holdings has owned 100% of the partnership interests in Trump AC since June 12, 1995.

  Trump AC Funding. Trump AC has beneficially owned 100% of the common stock of Trump AC Funding since its formation on January 30, 1996. There is no established trading market for Trump AC Funding's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table sets forth certain historical consolidated financial information of Trump AC for each of the five years ended December 31, 1992 through 1996 (see Note 1 below).

  All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                       YEARS ENDED DECEMBER 31,
                            --------------------------------------------------
                              1992      1993      1994      1995       1996
                            --------  --------  --------  --------  ----------
                                        (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
 Revenues:
   Gaming.................  $265,448  $264,081  $261,451  $298,073  $  752,228
   Other..................    73,270    69,203    66,869    74,182     190,995
   Trump World's Fair
    (formerly Trump Regency
    Hotel)................     9,465       --        --        --          --
                            --------  --------  --------  --------  ----------
      Gross revenues......   348,183   333,284   328,320   372,255     943,223
   Promotional allowances.    34,865    32,793    33,257    38,934     104,400
                            --------  --------  --------  --------  ----------
      Net revenues........   313,318   300,491   295,063   333,321     838,823
                            --------  --------  --------  --------  ----------
 Costs and expenses:
   Gaming.................   146,328   136,895   139,540   164,839     453,863
   Other..................    23,670    24,778    23,380    23,932      56,052
   General and
    administrative........    75,459    71,624    73,075    68,550     155,346
   Depreciation and
    amortization..........    15,842    17,554    15,653    16,213      60,870
   Preopening.............       --        --        --        --        4,145
   Restructuring charges..     5,177       --        --        --          --
   Trump World's Fair
    (formerly Trump Regency
    Hotel)................    11,839       --        --        --          --
                            --------  --------  --------  --------  ----------
      Total costs and
       expenses...........   278,315   250,851   251,648   273,534     730,276
                            --------  --------  --------  --------  ----------
 Income from operations...    35,003    49,640    43,415    59,787     108,547
 Interest expense, net....   (31,356)  (39,889)  (48,219)  (43,261)   (112,122)
 Other non-operating
  income (expense)(a).....    (1,462)   (3,873)   (4,931)   (5,743)     14,194
 Extraordinary (loss)
  gain(b).................   (38,205)    4,120       --     (9,250)    (59,132)
 (Provision) benefit for
  income taxes............       233      (660)      865       --          --
                            --------  --------  --------  --------  ----------
 Net income (loss)........  $(35,787) $  9,338  $ (8,870) $  1,533  $  (48,513)
                            ========  ========  ========  ========  ==========
BALANCE SHEET DATA (AT END
 OF PERIOD):
 Cash and cash
  equivalents.............  $ 18,802  $ 14,393  $ 11,144  $ 15,937  $   71,320
 Property and equipment,
  net.....................   300,266   293,141   298,354   395,942   1,456,267
 Total assets.............   370,349   374,498   375,643   480,024   1,659,006
 Total long-term debt, net
  of current maturities...   249,723   395,948   403,214   332,721   1,207,795
 Preferred partnership
  interest................    58,092       --        --        --          --
 Total capital (deficit)..    11,362   (54,710)  (63,580)  110,812     331,858

--------
Note 1: On April 17, 1996, a subsidiary of THCR was merged with and into THCR Holding Corp., which represented 50% of the economic interest in Taj Associates. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. All of the outstanding shares of THCR Holding Corp. Class C Common Stock held by Trump were canceled and all of the outstanding shares of THCR Holding Corp. Class B Common Stock were redeemed in connection with the Taj Acquisition. In connection with the Taj Acquisition, Taj Associates became a wholly owned subsidiary of Trump AC. Therefore, the financial data as of December 31, 1996 and for the year ended December 31, 1996 reflect the operations of THCR and Plaza Associates for the full year and Taj Associates for the period from April 17, 1996 to December 31, 1996.

(a) Other non-operating (income) expense for 1992 includes $1.5 million of costs associated with certain litigation. Other non-operating (income) expense for the years ended December 31, 1993, 1994 and 1995 includes $3.9 million, $4.9 million and $3.7 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East. Other non-operating (income) expense for the year ended December 31, 1995 also includes $2.0 million in costs associated with Trump World's Fair. Other non-operating (income) expense for the year ended December 31, 1996 includes $15.0 million license fee revenue.
(b) The extraordinary loss for the year ended December 31, 1992 consists of the effect of stating Plaza Funding's Preferred Stock issued at fair value as compared to the carrying value of these securities and the write off of certain deferred financing charges and costs. The excess of the carrying value of a note obligation over the amount of the settlement payment net of related prepaid expenses in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993. The extraordinary loss of $9,250,000 for the period from January 1, 1995 through June 12, 1995 relates to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write off of related unamortized deferred financing costs. The extraordinary loss for the year ended December 31, 1996 of $59.1 million relates to the redemption of the Plaza Notes and the Plaza PIK Note Warrants and the write-off of unamortized deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates at December 31, 1996, its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

  The following table includes selected data of Plaza Associates and Taj Associates (since date of acquisition) for the year ended December 31, 1996 and of Plaza Associates for the year ended December 31, 1995:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                         1995       1996       1996      1996
                                        PLAZA      PLAZA       TAJ      TOTAL
                                      ASSOCIATES ASSOCIATES ASSOCIATES TRUMP AC
                                      ---------- ---------- ---------- --------
                                                    (IN MILLIONS)
Revenues:
  Gaming.............................   $298.1     $368.9     $383.3   $ 752.2
  Other..............................     74.2      105.7       85.3     191.0
                                        ------     ------     ------   -------
  Gross Revenues.....................    372.3      474.6      468.6     943.2
Less: Promotional Allowances.........     39.0       56.3       48.1     104.4
                                        ------     ------     ------   -------
  Net Revenues.......................    333.3      418.3      420.5     838.8
                                        ------     ------     ------   -------
Costs & Expenses:
  Gaming.............................    164.8      223.9      230.0     453.9
  Pre-opening........................      --         4.1        --        4.1
  General & Administrative...........     71.9       91.1       64.2     155.3
  Depreciation & Amortization........     16.2       23.0       37.8      60.9
  Other..............................     20.6       29.9       26.2      56.1
                                        ------     ------     ------   -------
  Total Costs and Expenses...........    273.5      372.0      358.2     730.3
                                        ------     ------     ------   -------
Income from Operations...............     59.8       46.3       62.3     108.5
                                        ------     ------     ------   -------
  Non-Operating Income (Expense).....     (4.7)       4.9       10.7      16.6
  Interest Expense...................    (44.3)     (47.1)     (67.4)   (114.5)
                                        ------     ------     ------   -------
  Total Non-Operating Income
   (Expense).........................    (49.0)     (42.2)     (56.7)    (97.9)
                                        ------     ------     ------   -------
  Extraordinary Loss.................     (9.3)     (59.1)       --      (59.1)
  Provision for Income Taxes.........      0.0        0.0        --        0.0
                                        ------     ------     ------   -------
Net Income (Loss)....................   $  1.5     $(55.0)    $  5.6   $ (48.5)
                                        ======     ======     ======   =======

  Gaming revenues were $752.2 million for the year ended December 31, 1996, an increase of $454.1 million or 152.3% from gaming revenues of $298.1 million for 1995. This increase in gaming revenues consists of $383.3 million from Taj Associates since the date of acquisition in addition to an increase in Plaza Associates table games and slot revenues. Management believes that Plaza Associates' 23.8% increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management's marketing initiatives.

  Slot revenues were $471.0 million for the year ended December 31, 1996, an increase of $269.3 million or 133.5% from slot revenues of $201.7 million for 1995. This increase is directly attributable to the acquisition of Taj Associates which contributed $206.2 million in slot revenues. Plaza Associates slot revenues were $264.8 million for the year ended December 31, 1996, an increase of $63.1 million or 31.3% from slot revenues of $201.7 million for the year ended December 31, 1995. Plaza Associates' increase is due to the addition of 1,865 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

  Table games revenues were $266.0 million for the year ended December 31, 1996, an increase of $169.6 million or 175.9% from $96.4 million for 1995. This increase is attributable to the acquisition of Taj Associates which contributed $161.9 million in table games revenues with a corresponding $942.5 million of table games drop (i.e., the dollar value of chips purchased). Plaza Associates' table games revenue of $104.1 million for the year ended December 31, 1996 increased by $7.7 million or 8.0% from 1995. Plaza Associates' increase is primarily due to an increase in table games drop by 9.6% for the year ended December 31, 1996.

  During the year ended December 31, 1996, gaming credit extended to customers was approximately 25.8% of overall table play. This reflects Taj Associates' gaming credit which was approximately 30.7% of overall table play since its date of acquisition in addition to Plaza Associates, gaming credit which accounted for 17.4% of Plaza Associates, overall table play. At December 31, 1996, Plaza Associates' gaming receivables amounted to approximately $11.7 million, a decrease of approximately $2.1 million from 1995, with allowances for doubtful gaming receivables of approximately $5.9 million, a decrease of $2.0 million from 1995. The increase over the prior year directly reflects Taj Associates, $41.0 million of gaming receivables at December 31, 1996, with an allowance for doubtful gaming receivables of $10.9 million.

  In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $13.1 million in poker revenue, $1.0 million in race simulcasting revenue, and $1.1 million in keno revenue since its acquisition date.

  Other revenues were $191.0 million for the year ended December 31, 1996, an increase of $116.8 million or 157.4% from other revenues of $74.2 million for 1995. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase primarily is attributable to the acquisition of Taj Associates which generated $85.3 million of other revenue since its acquisition date. Plaza Associates' other revenue was $105.7 million for the year ended December 31, 1996, an increase of $31.5 million or 42.5% from 1995. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in rooms, food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

  Promotional allowances were $104.4 million for the year ended December 31, 1996, an increase of $65.4 million or 167.7% from promotional allowances of $39.0 million for the year ended December 31, 1995. Taj Associates generated $48.1 million in promotional allowances since its acquisition date. Plaza Associates experienced an increase in promotional allowances to $56.3 million or 44.4% from promotional allowances of $39.0 million in 1995. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the year ended December 31, 1996.

  Gaming costs and expenses were $453.9 million for the year ended December 31, 1996, an increase of $289.1 million or 175.4% from $164.8 million for 1995. This increase was primarily attributable to Taj Associates' gaming costs and expenses of $230.0 million since its acquisition. Gaming costs and expenses for Plaza Associates were $223.9 million, an increase of $59.1 million or 35.9% from $164.8 million for 1995. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from 1995.

  General and administrative expenses were $155.3 million for the year ended December 31, 1996, an increase of $83.4 million or 116.0% from general and administrative expenses of $71.9 million for 1995. This increase is primarily due to the acquisition of Taj Associates which recorded $64.2 million in general and administrative expenses since its acquisition. Plaza Associates' increase of $19.2 million over 1995 is due in part to expenses associated with the Trump Plaza East and Trump World's Fair.

  Pre-opening expenses of $4.1 million were incurred by Plaza Associates and reflect the costs associated with the opening Trump World's Fair in 1996.

  Other expenses were $56.1 million for the year ended December 31, 1996, an increase of $35.5 million or 172.3% from 1995. Other expenses include costs associated with operating Trump Plaza, Trump World's Fair and the Taj Mahal hotels. The increase over the prior year reflects Taj Associates' $26.2 million of other expenses since its date of acquisition. Plaza Associates' other expenses increased by $9.3 million or 45.1% from 1995. This increase is due to operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996.

  Income from operations was $108.5 million for year ended December 31, 1996, an increase of $48.7 million or 81.4% from income from operations of $59.8 million for 1995. Taj Associates contributed $62.3 million of income from operations since its acquisition. Plaza Associates contributed $46.3 million during the year ended December 31, 1996, a decrease of $13.5 million or 22.6% from the comparable period in 1995.

  Interest expense was $114.5 million for the year ended December 31, 1996, an increase of $70.2 million or 158.5% from interest expense of $44.3 million for 1995. This increase is attributable to the acquisition of Taj Associates with an interest expense of $67.4 million at December 31, 1996. Plaza Associates reflects $47.1 million interest expense at December 31, 1996, compared to $44.3 million for 1995.

  Other non-operating income was $16.6 million for the year ended December 31, 1996, an increase of $21.3 million from 1995. Non-operating income includes $15.0 million of non-refundable licensing fee agreements entered into with Atlantic Jersey Thermal Services, Inc. by Plaza Associates and Taj Associates and $1.5 million of interest income.

  The extraordinary loss of $59.1 million for the year ended December 31, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996. The extraordinary loss of $9.3 million for the year ended December 31, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the redemption of Plaza PIK Notes and Plaza PIK Note Warrants on June 12, 1995.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

  The financial information presented below reflects the results of operations of Plaza Associates. Because Trump AC had no business operations other than its interest in Plaza Associates at December 31, 1995, its results of operations are not discussed below.

  Gaming revenues were $298.1 million for the year ended December 31, 1995, an increase of $36.6 million or 14.0% from gaming revenues of $261.5 million in 1994. This increase in gaming revenues consisted of an increase in both table games and slot revenues. While 1994 was adversely affected by unfavorable winter weather, construction and management turnover, management believes that the increase in gaming revenues in 1995 is also due to an increased level of demand evident in the Atlantic City Market generally, as well as to management's marketing and other initiatives, including the introduction of new slot machines and table games, the addition of bill acceptors on slot machines, an increase in casino floor square footage and an increase in promotional allowances.

  Slot revenues were $201.7 million for the year ended December 31, 1995, an increase of $33.0 million or 19.6% from $168.7 million in 1994. This increase was primarily due to certain factors mentioned in the foregoing paragraph including the implementation of an aggressive slot marketing program.

  Table games revenues were $96.4 million for the year ended December 31, 1995, an increase of $3.6 million or 3.9% from table games revenues of $92.8 million in 1994. This was primarily due to an increase in table games drop (i.e., the dollar value of chips purchased) by $27.0 million or 4.5% for the year ended December 31, 1995 from 1994.

  During the year ended December 31, 1995, gaming credit extended to customers was approximately 17.7% of overall table play, an increase of approximately 0.7% from 1994. At December 31, 1995, gaming receivables amounted to approximately $13.8 million, an increase of approximately $0.1 million from 1994, with allowances for doubtful gaming receivables of approximately $7.9 million, a decrease of approximately $0.6 million from 1994.

  Other revenues were $74.2 million for the year ended December 31, 1995, an increase of $7.3 million or 10.9% from other revenues of $66.9 million in 1994. Other revenues include revenues from rooms, food and beverage and miscellaneous items. This increase primarily reflects increases in food and beverage revenues attendant to higher levels of gaming activity and promotional allowances and expenses.

  Promotional allowances were $39.0 million for the year ended December 31, 1995, an increase of $5.7 million or 17.1% from $33.3 million in 1994. This increase is primarily attributable to an increase in gaming activity.

  Gaming costs and expenses were $164.8 million for the year ended December 31, 1995, an increase of $25.3 million or 18.1% from gaming costs and expenses of $139.5 million in 1994. This increase is primarily due to increased promotional and operating expense and taxes associated with increased levels of gaming revenues from 1994.

  General and administrative expenses were $71.9 million for the year ended December 31, 1995, a decrease of $4.8 million or 6.3% from general and administrative expenses of $76.7 million in 1994. This decrease is primarily the result of cost containment measures.

  Income from operations was $59.8 million for the year ended December 31, 1995, an increase of $16.4 million or 37.8% from income from operations of $43.4 million in 1994.

  Net interest expense was $43.3 million for the year ended December 31, 1995, a decrease of $4.9 million or 10.2% from net interest expense of $48.2 million in 1994. This decrease is attributable to the retirement of the Plaza PIK Notes in June 1995 partly offset by the increased interest expense associated with equipment financing and capital leases incurred during 1995.

  Other non-operating expense was $5.7 million for the year ended December 31, 1995, an increase of $0.8 million or 16.3% from non-operating expense of $4.9 million in 1994. This increase is primarily attributable to costs associated with Trump World's Fair.

  The extraordinary loss of $9.3 million for the year ended December 31, 1995 relates to the redemption and write-off of unamortized deferred financing costs relating to the repurchase and redemption on June 12, 1995 of all of the Plaza PIK Notes and related Plaza PIK Note Warrants.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flows from operating activities are Trump AC's principal source of liquidity. With proceeds from the 1996 Offerings, Trump AC, among other things, retired the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with NatWest, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal, and paid Bankers Trust to release certain liens and guarantees.

  The indenture under which the Trump AC Mortgage Notes were issued (the "Trump AC Mortgage Note Indenture") restricts the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC.

  With proceeds from the June 1995 Offerings, THCR Holdings made a capital contribution of $172.9 million to Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the Plaza PIK Notes and Plaza PIK Note Warrants (together with related accrued interest), exercise the Trump World's Fair Purchase

Option and purchase Trump World's Fair and fund construction costs incurred in the renovation and integration of Trump Plaza East. During the year ended December 31, 1996, THCR Holdings made additional capital contributions of $50 million to Plaza Associates to fund such construction costs. The renovations of Trump Plaza East were completed in February 1996, and Trump World's Fair in May 1996. Capital expenditures attributable to Trump Plaza East were approximately $36.8 million, including $28.0 million for the purchase of Trump Plaza East, and $24.9 million for the year ended December 31, 1996 and 1995. Capital expenditures attributable to Trump World's Fair were approximately $61.6 million and $73.7 million for the year ended December 31, 1996 and 1995, respectively. Capital expenditures for the purchase of property previously leased upon which a portion of the Trump Plaza is located amounted to approximately $14.5 million. Capital expenditures for improvements to Trump Plaza's existing facilities were $10.9 million and $11.2 million for the years ended December 31, 1996 and 1995. In January 1997, $10.0 million was expended for the purchase of another parcel of property previously leased, upon which a portion of Trump Plaza is located.

  Capital expenditures attributable to the Taj Mahal were $90.9 million for the period April 17, 1996 through December 31, 1996. Capital expenditures for improvements to existing facilities were approximately $15.6 million for the period April 17, 1996 through December 31, 1996. Capital expenditures for the purchase of property previously leased upon which a portion of the casino hotel complex is situated and the Taj Acquisition and closing costs amounted to approximately $61.8 million. Capital expenditures attributable to the Taj Mahal Expansion were approximately $13.5 million for the period April 17, 1996 through December 31, 1996.

  The Taj Mahal Expansion consists of the construction of a new 15-bay bus terminal, which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which is expected to be completed in May 1997 and an approximate 7,000 square-foot casino expansion with 250 slot machines expected to be completed in June 1997. It is expected that the budget for the Taj Mahal Expansion of approximately $41.7 million will be funded principally out of cash from operations of Taj Associates and Plaza Associates.

  At December 31, 1996, Trump AC had combined working capital of $27.2 million. The combined working capital included a current receivable from the CRDA of approximately $3.2 million for reimbursable improvements made to Trump Plaza East. On March 14, 1997, $2.3 million was received from the CRDA.

SEASONALITY

  The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, Trump AC's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

  There was no significant impact on operations as a result of inflation during 1996, 1995 or 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  An index to financial statements and required financial statement schedules is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  MANAGEMENT OF TRUMP AC AND TRUMP AC FUNDING

  THCR is the general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR Holdings owns 100% of Trump AC, directly and through its ownership of Trump AC Holding and Trump AC Funding. Trump AC and TACC are the general partners of Plaza Associates and Taj Associates. The Board of Directors of Trump AC Funding consists of Messrs. Trump, Nicholas L. Ribis, Robert M. Pickus, Wallace B. Askins and Don M. Thomas. The Indenture to which the Trump AC Mortgage Notes were issued (the "Trump AC Mortgage Note Indenture") requires that two directors of Trump AC Funding be persons who would qualify as "Independent Directors" as such term is defined by the rules of the American Stock Exchange, Inc. ("Amex") (the "Independent Directors"). The Amex rules define "independent directors" as those who are not officers of the company, are neither related to its officers nor represent concentrated family holdings of its shares and who, in view of the company's board of directors, are free of any relationship that would interfere with the exercise of independent judgment.

  Set forth below are the names, ages, positions and offices held with Trump AC and Trump AC Funding and a brief account of the business experience during the past five years of each member of the board of directors of Trump AC Funding and of the executive officers of Trump AC and Trump AC Funding.

  Donald J. Trump--Trump, 50 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director and President of Trump AC Holding since February 1993 and was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; sole director, President and Treasurer of TACC since March 1991; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump's Castle, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors, President and Treasurer of Trump's Castle Funding, Inc. ("Castle Funding"). Trump is the Chairman of the Board and Treasurer of Trump's Castle Hotel & Casino, Inc. ("TCHI"). Trump is the President, Treasurer, sole director and sole shareholder of Trump Casinos II, Inc. ("TCI-II"). Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

  Nicholas L. Ribis--Mr. Ribis, 52 years old, has been President, Chief Executive Officer, Chief Financial Officer, and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis has been Vice President of Trump AC Holding since February 1995. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer,

President and director of Trump AC Funding since its formation in January 1996. Mr. Ribis is the Vice President of TACC. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. He has also been Chief Executive Officer of Castle Associates since March 1991; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis is now a director of TCHI. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

  Robert M. Pickus--Mr. Pickus, 42 years old, has been Executive Vice President and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates and, since April 1994, he has been the Assistant Secretary of Trump AC Holding. Mr. Pickus has been Secretary and director of Trump AC Funding since its formation in January 1996. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus is the Assistant Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception.

  John P. Burke--Mr. Burke, 49 years old, has been Senior Vice President of Corporate Finance of THCR, THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC since its formation in January 1996. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993 a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Secretary of THCR Enterprises since January 1997.

  Wallace B. Askins--Mr. Askins, 66 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

  Don M. Thomas--Mr. Thomas, 66 years old, has been a director of THCR and THCR Funding since June 1995. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the Acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

  All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC.

  Trump and Nicholas L. Ribis served as either executive officers and/or directors of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Trump, Nicholas L. Ribis, John P. Burke and Robert M. Pickus also served as Executive Committee members, officers and/or directors of Castle Associates and its affiliated entities at the time such parties filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on March 9, 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on May 5, 1992, and was declared effective on May 29, 1992. Trump, Nicholas L. Ribis and John P. Burke served as either executive officers and/or directors of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992. Trump was a partner of Plaza Operating Partners Ltd. when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on November 2, 1992. The plan of reorganization for Plaza Operating Partners Ltd. was confirmed on December 11, 1992 and declared effective in January 1993.

  MANAGEMENT OF TRUMP PLAZA

  Trump AC is the managing general partner of Plaza Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump, Ribis, Wallace B. Askins and Don
M. Thomas.

  Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief account of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of Trump AC or Trump AC Funding.

  Barry J. Cregan--Mr. Cregan, 42 years old, has been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Since February 21, 1995, Mr. Cregan has been Vice President of Trump AC Holding. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump's Castle. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

  Fred A. Buro--Mr. Buro, 40 years old, has been the Executive Vice President of Marketing of Plaza Associates since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

  James A. Rigot--Mr. Rigot, 45 years old, has been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot served as Vice President of Casino Operations of Tropicana Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

  Steven C. Hann--Mr. Hann, 40 years old, has been the Executive Vice President of Casino Sales and Marketing of Plaza Associates since May 1995. Prior to joining Trump Plaza, Mr. Hann served in various marketing positions at the Sands Hotel and Casino since 1989, most recently Vice President of Casino Marketing and previously as Director of Casino Credit for Greate Bay Hotel and Casino.

  All of the persons listed above are citizens of the United States and are qualified or licensed by the CCC.

  MANAGEMENT OF THE TAJ MAHAL

  Set forth below are the names, ages, positions and offices held with Taj Associates and a brief account of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than those who are also directors or executive officers of Trump AC or Trump AC Funding.

  Rodolfo E. Prieto--Mr. Prieto, 53 years old, has been Chief Operating Officer of Taj Associates since October 1996. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995 and Executive Vice President and Assistant General Manager for the Tropicana Resort and Casino from September 1986 to November 1994.

  Larry W. Clark--Mr. Clark, 52 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from May 1991 to November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

  Walter Kohlross--Mr. Kohlross, 55 years old, has been Senior Vice President, Food & Beverages of Taj Associates since June 1992, Vice President International Marketing of Taj Associates from June 1993 through October 1995, Vice President, Hotel Operations of Taj Associates from June 1991 to June 1992, and was Vice President, Food & Beverage of Taj Associates from 1988 to June 1991.

  Nicholas J. Niglio--Mr. Niglio, 50 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

  Patrick J. O'Malley--Mr. O'Malley, 42 years old, has been the Executive Vice President of Finance of Taj Associates since October 1996. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City. Prior to joining The Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriott International Hotels.

  Loretta I. Viscount--Ms. Viscount, 37 years old, has been Vice President of Legal Affairs of Taj Associates since January 1997, Executive Director of Legal Affairs for Taj Associates from May 1996 to January 1997; and Executive Director of Legal Affairs for Castle Associates from September 1987 to May 1996. Prior to that, Ms. Viscount served as in-house counsel to the Claridge Hotel and Casino and had been engaged in the private practice of law since 1982.

  All of the persons listed above are citizens of the United States and are qualified or licensed by the CCC.

  Larry W. Clark and Walter Kohlross served as either executive officers and/or directors of Taj Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code on July 17, 1991. The Second Amended Joint Plan of Reorganization of such parties was confirmed on August 28, 1991, and was declared effective on October 4, 1991. Rodolfo E. Prieto was an Executive Vice President and the Chief Operating Officer for Elsinore Corporation when it filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on October 31, 1995. Elsinore Corporation filed a plan of reorganization on February 28, 1996, which became effective on February 28, 1997.

MANAGEMENT OF TCS

  Set forth below are the names, ages, positions and offices held with TCS and a brief account of the business experience during the past five years of each of the executive officers of TCS, other than those who are directors and officers of Trump AC or Trump AC Funding.

  Joseph A. Fusco--Mr. Fusco, 52 years old, has been Executive Vice-President for Government Relations & Regulatory Affairs of THCR since June 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

  Francis X. McCarthy, Jr.--Mr. McCarthy, 44 years old, has been the Executive Vice President of Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

  Kevin S. Smith--Mr. Smith, 40 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

  Francis X. McCarthy, Jr. served as an executive officer of Plaza Associates and its affiliated entities when such parties filed their petition for reorganization under Chapter 11 of the Bankruptcy Code in March 1992. The First Amended Joint Plan of Reorganization of such parties was confirmed on April 30, 1992, and was declared effective on May 29, 1992.

ITEM 11. EXECUTIVE COMPENSATION

  Plaza Associates and Taj Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

  The following table sets forth compensation paid or accrued during the years ended December 31, 1996, 1995 and 1994 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Plaza Associates and Taj Associates, each of the four most highly compensated executive officers of Plaza Associates and Taj Associates whose salary and bonuses exceeded $100,000 for the year ended December 31, 1996 and one additional individual who would have been among the four most highly paid executive officers but for he was not employed on December 31, 1996 by Plaza Associates or Taj Associates.

                          SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION
                          ------------------------------------------
        NAME AND                                     OTHER ANNUAL     ALL OTHER
   PRINCIPAL POSITION     YEAR   SALARY    BONUS    COMPENSATION(1)  COMPENSATION
   ------------------     ---- ---------- -------- ----------------- ------------
Donald J. Trump.........  1996 $      --  $    --      $    --        $1,031,000(2)
 Chairman of the Board,   1995        --       --           --         2,743,000(2)
 President & Treasurer    1994        --       --           --         2,353,000(2)(3)
 of Trump AC Holding
Nicholas L. Ribis.......  1996 $  998,250 $    --      $    --        $    1,188(4)
 Chief Executive Officer  1995  1,075,881      --           --             1,294(4)
 of Plaza Associates and  1994  1,195,000  250,000      280,407            1,540(4)
 Taj Associates
Barry J. Cregan(5)......  1996 $  739,200 $ 28,500     $    --        $   10,350(4)
 President and Chief      1995    637,000  284,800          --             4,576(4)
 Operating Officer        1994    153,945      --           --               --
 of Plaza Associates
Rodolfo Prieto(6).......  1996 $  313,404 $    --      $    --        $    6,502(4)
 Chief Operating Officer  1995     17,673      --           --               --
 Casino Operations of     1994        --       --           --               --
 Taj Associates
Larry Clark.............  1996 $  306,525 $109,700     $    --        $    6,675(4)
 Executive V.P. Casino    1995    270,689  124,200          --             9,618(4)
 Operations of Taj        1994    254,380   97,500          --            11,794(4)
 Associates
Nicholas L. Niglio(7)...  1996 $  276,356 $186,916     $    --        $    6,428(4)
 Senior V.P. Casino       1995    223,458  100,236          --             9,030(4)
 Marketing of Taj         1994        --       --           --               --
 Associates
R. Bruce McKee(8).......  1996 $  264,640 $    --      $    --        $    6,027(4)
                          1995    183,799  292,758          --             6,630(4)
                          1994    168,250   94,500          --             7,703(4)

---------------------
(1) Represents the dollar value of annual compensation not properly categorized as salary or bonus, including amounts reimbursed for income taxes and directors' fees. Following Commission rules, perquisites and other personal benefits are not included in this table if the aggregate amount of that compensation is the lesser of either $50,000 or 10% of the total of salary and bonus for that officer.
(2) The amounts listed represent (i) amounts paid by Plaza Associates to Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, for services provided under a services agreement (the "TPM Services Agreement") and (ii) amounts paid pursuant to the Taj Services Agreement (as defined). In addition, Trump was reimbursed $483,000, $549,000 and $471,000 in 1996, 1995 and 1994, respectively, for expenses incurred pursuant to the TPM Services Agreement and the Taj Services Agreement. Trump is not an employee of Plaza Associates or Taj Associates.
(3) In addition to the payment under the TPM Services Agreement, during 1994, Plaza Associates paid to Trump an aggregate of $1,572,000 under a construction service agreement and as a commission to secure a retail lease at Trump Plaza.
(4) Represents vested and unvested contributions made by Plaza Associates, Taj Associates and/or TCS under the Trump Plaza Hotel and Casino Retirement Savings Plan, the Trump Taj Mahal Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equalling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.
(5) Mr. Cregan commenced employment with Plaza Associates in September 1994.
(6) Mr. Prieto commenced employment with Taj Associates in December 1995.
(7) Mr. Niglio commenced employment with Taj Associates in February 1995.
(8) Former Acting Chief Operating Officer, Chief Financial Officer and Senior V.P. of Finance of Taj Associates. In October 1996, Mr. McKee became the Chief Operating Officer of Trump's Castle.

EMPLOYMENT AGREEMENTS

  As a result of the June 1995 Offerings, THCR and THCR Holdings entered into a revised employment agreement with Mr. Ribis (the "Ribis THCR Agreement") to replace the Ribis Plaza Agreement, pursuant to which he agreed to serve as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings. The term of the Ribis THCR Agreement is five years. Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500. Mr. Ribis's annual salary is paid in equal parts by THCR, Plaza Associates, Taj Associates and Castle Associates. In the event Mr. Ribis's employment is terminated by THCR other than for "cause" or if he incurs a "constructive termination without cause," Mr. Ribis will receive a severance payment equal to one year's base salary, and the phantom stock units and options will become fully vested. The Ribis THCR Agreement defines (a) "cause" as Mr. Ribis's (i) conviction of certain crimes, (ii) gross negligence or willful misconduct in carrying out his duties, (iii) revocation of his casino key employee license or (iv) material breach of the agreement, and (b) "constructive termination without cause" as the termination of Mr. Ribis's employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units will also automatically vest upon the death or disability of Mr. Ribis. The Ribis THCR Agreement also provides for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans will be forgiven, including both principal and interest, in the event of a "change of control." The Ribis THCR Agreement defines "change of control" as the occurrence of any of the following events: (i) any person (other than THCR Holdings, Trump or an affiliate of either) becomes a beneficial owner of 50% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consists of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who becomes a director subsequent to June 12, 1995, shall be considered a June 12 Director if his election or nomination was supported by three-quarters of the June 12 Directors, (iii) THCR adopts and implements a plan of liquidation or (iv) all or substantially all of the assets or business of THCR are disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis THCR Agreement also provides certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis THCR Agreement, Mr. Ribis has agreed that upon termination of his employment other than for "cause" or following a "change of control," he would not engage in any activity competitive with THCR for a period of up to one year.

  Mr. Ribis had an employment agreement with Taj Associates pursuant to which Mr. Ribis acted as Chief Executive Officer of Taj Associates. This agreement has been terminated in connection with the Taj Acquisition and the Castle Acquisition and now Mr. Ribis is compensated for his services to Taj Associates under the Ribis THCR Agreement.

  Plaza Associates has an employment agreement with Barry J. Cregan (the "Cregan Agreement") pursuant to which Mr. Cregan acts as President and Chief Operating Officer of Plaza Associates. The Cregan Agreement, which will expire on September 18, 1997, provides for a current annual base salary of $750,000. Pursuant to the Cregan Agreement, Mr. Cregan devotes all of his professional time to Plaza Associates. In the event that Plaza Funding or Plaza Associates terminates Mr. Cregan's employment for Cause (defined as the revocation of Mr. Cregan's casino key employee license, his conviction of certain crimes, death, disability or the breach of his duty of trust to Plaza Associates), Plaza Associates shall pay Mr. Cregan all compensation earned to the date of such termination. In the event Mr. Cregan terminates the Cregan Agreement for Good Cause, Plaza Associates is required to pay Mr. Cregan all compensation, reimbursements and benefits provided for under the Cregan Agreement (a) due as of the date of such termination and (b) payable from such date of termination through the expiration date of the Cregan Agreement. "Good Cause" is defined in the Cregan Agreement as (i) the assignment to Mr. Cregan, without his consent, of any duties inconsistent with the position of Chief Operating Officer, a demotion or change in Mr. Cregan's title or office, any removal from his position or a change in control of Plaza Associates, except in connection with the termination of Mr. Cregan's employment upon revocation of his casino key employee license, death or disability, (ii) the filing of a bankruptcy petition under Chapter 7 of the Bankruptcy Code by Plaza Associates, Plaza Funding or its respective creditors, (iii) revocation by the CCC or its refusal to renew Plaza Associates' casino license or the appointment of a conservator in connection with Trump Plaza, (iv) the failure by Plaza Associates to pay Mr. Cregan the compensation due under the Cregan Agreement on the dates and at such times such compensation is due, (v) a sale or long term lease of Trump Plaza or substantially all of its assets except to an entity wholly owned by Plaza Associates or Trump or (vi) Nicholas L. Ribis no longer acting as the Chief Executive Officer of THCR; provided that, Mr. Cregan shall not be entitled to compensation described in (b) of the prior sentence following the occurrence of an event described in (v) or (vi) of this sentence. Until the Expiration Date or the earlier termination of the Cregan Agreement as provided therein and provided Mr. Cregan is being paid the compensation, reimbursement and benefits set forth in the Cregan Agreement on the dates and at the times such compensation, reimbursement and benefits are due to be paid, Mr. Cregan shall not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located within a 300 mile radius of Atlantic City, New Jersey.

  Plaza Associates has an employment agreement with James A. Rigot (the "Rigot Agreement") pursuant to which Mr. Rigot acts as Executive Vice President of Casino Operations of Plaza Associates. The Rigot Agreement, which expires on November 30, 1997, provides for a bonus of $100,000 upon commencement of employment, an annual base salary of $250,000, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion, however, at no time shall such salary be less than $250,000. Pursuant to the Rigot Agreement, Mr. Rigot devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminates the Rigot Agreement (i) because Mr. Rigot's CCC license is terminated or (ii) because Mr. Rigot has committed an act constituting Cause (defined as a breach by Mr. Rigot of any provision of the Rigot Agreement or any employee conduct rules, an act of dishonesty, the deliberate and intentional refusal by Mr. Rigot to perform his duties under the Rigot Agreement, certain disabilities or death), Plaza Associates shall pay to Mr. Rigot all compensation earned to the date of such termination. In the event that Plaza Associates terminates the Rigot Agreement for any other reason, Plaza Associates shall offer to pay Mr. Rigot an amount equal to twelve months of Mr. Rigot's then current salary, which offer, if accepted, will constitute complete satisfaction of all obligations and liabilities arising out of the Rigot Agreement. So long as Plaza Associates continues to pay Mr. Rigot's salary pursuant to the Rigot Agreement, Mr. Rigot shall not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

  Plaza Associates has an employment agreement with Steven C. Hann (the "Hann Agreement") pursuant to which Mr. Hann acts as Executive Vice President of Casino Sales and Marketing of Plaza Associates. The Hann Agreement, which expires in May 1998, provides for an annual base salary of $240,000, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion, however, at no time shall such salary be less than $240,000. Pursuant to the Hann Agreement, Mr. Hann devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminates the Hann Agreement (i) because Mr. Hann's CCC license is terminated or (ii) because Mr. Hann is convicted of a disqualifying crime as defined in the Casino Control Act, Plaza Associates shall pay to Mr. Hann all compensation earned to the date of such termination. In the event that Plaza Associates terminates the Hann Agreement for any other reason, Plaza Associates shall pay Mr. Hann his entire salary for the entire term of the Hann Agreement.

  The Cregan Agreement, the Rigot Agreement and the Hann Agreement provide for discretionary bonuses. Factors considered by Plaza Associates in the awarding of all discretionary bonuses generally are the attainment by Plaza Associates of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals.

  Plaza Associates had an employment agreement with Kevin S. Smith, Esq. (the "Smith Agreement") pursuant to which Mr. Smith acted as the Vice President/General Counsel of Plaza Associates. The Smith Agreement, which expired on February 9, 1998, provided for an annual base salary of $110,000, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion. Pursuant to the Smith Agreement, Mr. Smith devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminated the Smith Agreement due to the fact that Mr. Smith no longer held his CCC license, Mr. Smith would be entitled to no further compensation. In the event that the Smith Agreement was terminated for any other reason, Mr. Smith would be entitled to compensation in the amount of one year's salary (plus salary for the remainder of the month in which the Smith Agreement was terminated), including benefits. In October 1996 Mr. Smith became the Vice President of Corporate Litigation of TCS, and, in connection therewith, TCS agreed to assume all the obligations of Plaza Associates under the Smith Agreement.

  Taj Associates has an employment agreement with Rodolfo E. Prieto (the "Prieto Agreement") pursuant to which he serves as Chief Operating Officer of Taj Associates. The Prieto Agreement, which expires November 30, 1998, provides for an annual salary of $275,000 and an annual bonus at the sole discretion of Taj Associates. Pursuant to the Prieto Agreement, Mr. Prieto has agreed that in the event the agreement is terminated by him, he would not solicit or contact, directly or through any other casino in Atlantic City, any customers whom he developed during his employment with Taj Associates for a period of one year.

  Taj Associates has an agreement with Patrick O'Malley (the "O'Malley Agreement") pursuant to which Mr. O'Malley serves as Executive Vice President of Finance and Accounting of Taj Associates. The O'Malley Agreement, which expires on October 13, 1999, provides for an annual base salary of $250,000 per year and an annual bonus at the sole discretion of Taj Associates. In the event Taj Associates terminates the O'Malley Agreement because Mr. O'Malley's casino license is revoked, terminated and/or suspended for more than 30 days or for Cause (defined as a breach by Mr. O'Malley of the material provisions of the O'Malley Agreement or an act of dishonesty), Taj Associates is required to pay Mr. O'Malley an amount equal to his salary earned to the date of such termination. In the event Mr. O'Malley terminates the O'Malley Agreement for Good Cause (defined as the assignment to Mr. O'Malley, without his consent, of any duties inconsistent with the position of Executive Vice President of Finance and Accounting, a demotion or change in Mr. O'Malley's title or office, any removal from his position or a change in control of Taj Associates, except in connection with the termination of Mr. O'Malley's employment upon revocation of his casino key employee license, death or disability), or if Taj Associates terminates the O'Malley Agreement without Cause, Taj Associates shall pay Mr. O'Malley all compensation, reimbursements and benefits provided for under the O'Malley Agreement (i) due on the date of such termination and (ii) payable from such date of termination through the expiration date of the O'Malley Agreement, which amount shall not be less than one year annual base salary then payable, and any bonuses accrued to such date of termination. Upon termination of the O'Malley Agreement, Mr. O'Malley will not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located within a 300-mile radius of Atlantic City, New Jersey.

  Taj Associates has an employment agreement with Larry W. Clark (the "Clark Agreement") pursuant to which he serves as Executive Vice President, Casino Operations of Taj Associates. The Clark Agreement, which expires on November 30, 1997, provides for an annual salary of $300,000 and, in addition, a minimum guaranteed bonus of at least $124,200 per annum. Pursuant to the Clark Agreement, Mr. Clark has agreed that in the event the agreement is terminated by him for any reason or by Taj Associates for cause, he would not engage in employment for or on behalf of any other casino hotel located in Atlantic City for a period of one year.

  Taj Associates has an employment agreement with Nicholas J. Niglio (the "Niglio Agreement") pursuant to which he serves as Executive Vice President, International Marketing of Taj Associates. The Niglio Agreement, which expires on January 1, 2000, provides for an annual salary of $285,000 and an annual bonus at the sole discretion of management of Taj Associates. Pursuant to the Niglio Agreement, Mr. Niglio has agreed that upon termination of his employment he would not solicit or contact, directly or through any other casino in Atlantic City, any customers whom he had developed during his employment with Taj Associates for a period of one year.

  Taj Associates may terminate the employment agreements of Messrs. Clark, Prieto and Niglio in its sole discretion, without cause. If Mr. Clark's employment agreement is terminated without cause, Taj Associates would be obligated to pay Mr. Clark the greater of one year's salary or his salary for the number of months remaining in the agreement, each at his then current salary. If Mr. Prieto's agreement is terminated without cause, Taj Associates would be obligated to pay Mr. Prieto for the number of months remaining in the agreement plus expenses to move to Nevada. If Mr. Niglio's employment agreement is terminated without cause, Taj Associates would be obligated to pay Mr. Niglio the lesser of twelve month's salary or his salary for the number of months remaining in the agreement, each at his then current salary. Taj Associates may also terminate the Clark Agreement, the Prieto Agreement and the Niglio Agreement
(a) in the event that the CCC license of Mr. Clark, Mr. Prieto or Mr. Niglio, respectively, is revoked or terminated or (b) for "cause," which is defined in each of the agreements as (i) a material breach of the agreement or of any employee conduct rules, (ii) dishonesty, (iii) intentional refusal to perform duties or to properly perform them upon notice, (iv) alcohol or drug abuse or
(v) disability or death.

  The Prieto Agreement and the O'Malley Agreement provide for discretionary bonuses. Factors considered by Taj Associates in the awarding of all discretionary bonuses generally are the attainment by Taj Associates of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals.

COMPENSATION OF DIRECTORS

  All of the directors of Trump AC Funding currently serve on the Board of Directors of THCR and receive no additional compensation for their service with Trump AC Funding. Directors of THCR who are also employees or consultants of THCR and its affiliates receive no directors' fees. Non-employee directors are paid an annual directors' fee of $50,000, plus $2,000 per meeting attended plus reasonable out-of-pocket expenses incurred in attending these meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  In general, the compensation of executive officers of Plaza Associates and Taj Associates is determined by Trump AC's managing general partner, Trump AC Holding. No officer or employee of Trump AC Holding, other than Messrs. Trump and Ribis who serve on the Board of Directors of Trump AC Holding, participated in the deliberations concerning executive compensation.

  Taj Acquisition. On April 17, 1996, a subsidiary of THCR was merged with and into THCR Holding Corp. and each outstanding share of THCR Holding Corp. Class A Common Stock, which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. The outstanding shares of THCR Holding Corp. Class C Common Stock all of which were held by Trump, were canceled in connection with the Taj Acquisition. In addition, Trump received the Trump Warrants. See "Business--The Taj Mahal--Taj Acquisition."

  Certain Related Party Transactions--Plaza Associates. Seashore Four was the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leased to Plaza Associates. Plaza Associates recorded rental expenses of approximately $1.0 million in 1996 concerning rent owed to Seashore Four. In January 1997, Plaza Associates exercised the option to purchase the land under the lease with Seashore Four for $10 million.

  Trump Seashore was the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leased to Plaza Associates. Plaza Associates made rental payments to Trump Seashore of approximately $1.0 million in 1996. In September 1996, Plaza Associates exercised the option to purchase the land under the lease with Trump Seashore for $14.5 million.

  On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza,
(i) Trump transferred title to Trump Plaza East to Missouri Boardwalk, Inc. ("MBI"), a wholly owned subsidiary of Midlantic National Bank ("Midlantic"), in exchange for a reduction in indebtedness to Midlantic, (ii) MBI leased Trump Plaza East to Trump (the "Trump Plaza East Lease") for a term of five years, which would have expired on June 30, 1998, during which time Trump would have been obligated to pay MBI $260,000 per month in lease payments and (iii) Plaza Associates acquired the Trump Plaza East Purchase Option. In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. On April 17, 1996, in connection with the Taj Acquisition, Plaza Associates purchased Trump Plaza East and the Trump Plaza East Lease, and related obligations were terminated.

  Certain Related Party Transactions--Taj Associates. Taj Associates has a lease with Trump-Equitable Company, for the lease of office space in The Trump Tower in New York City, which Taj Associates uses as a marketing office. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,184.

  From October 4, 1991 until April 17, 1996, Taj Associates leased the Specified Parcels from Realty Corp., consisting of land adjacent to the site of the Taj Mahal, which is used primarily for a bus terminal, surface parking and the Taj Entertainment Complex, as well as the Steel Pier and a warehouse complex. During 1993, 1994 and 1995, lease obligations to Realty Corp. for these facilities were approximately $3.3 million per year. On April 17, 1996, in connection with the Taj Acquisition, Taj Associates purchased the Specified Parcels from Realty Corp and the lease and related obligations were terminated.

  On October 4, 1991, Taj Associates entered into a guarantee with First Fidelity Bank, National Association (now known as First Union National Bank) ("First Fidelity") of the performance by Realty Corp. of its obligations under a loan of approximately $78 million owing to First Fidelity (the "First Fidelity Loan"), which loan was secured by a mortgage on the Specified Parcels. Such guarantee was limited to any deficiency in the amount owed under the First Fidelity Loan when due, up to a maximum of $30 million. In connection with the purchase of the Specified Parcels, Realty Corp.'s obligations to First Fidelity under the First Fidelity Loan were satisfied and First Fidelity, among other things, released Taj Associates from the guarantee.

  Taj Associates and Trump were parties to an agreement, which became effective in April 1991, and which provided that Trump would render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates through December 31, 1999 (the "Taj Services Agreement"). In consideration for the services to be rendered, Taj Associates paid an annual fee (the "Annual Fee") equal to 1% of Taj Associates' earnings before interest, taxes and depreciation less capital expenditures for such year, with a minimum base fee of $500,000 per annum. During the year 1995, and the period from January 1, 1996 to April 17, 1996, Trump earned approximately $1.7 million and $0.4 million, respectively, in respect of the Annual Fee, including amounts paid to a third party pursuant to an assignment agreement. In addition, during the year 1995, and the period from January 1, 1996 to April 17, 1996, Taj Associates reimbursed Trump $261,000 and $148,000, respectively, for expenses pursuant to the Taj Services Agreement. Taj Associates agreed to indemnify Trump from and against any licensing fees arising out of his performance of the Taj Services Agreement, and against any liability arising out of his performance of the Taj Services Agreement, other than that due to his gross negligence or willful misconduct. The Taj Services Agreement was terminated upon consummation of the Taj Acquisition on April 17, 1996.

  On April 1, 1991, in connection with the Taj Services Agreement, Taj Associates and Trump entered into an Amended and Restated License Agreement (the "Taj License Agreement") which amended and restated an earlier license agreement between the parties. Pursuant to the Taj License Agreement, Taj Associates had the non-exclusive right to use the name and likeness of Trump, and the exclusive right to use the name and related marks and designs of the Taj Mahal (collectively, the "Taj Marks"), in its advertising, marketing and promotional activities through December 31, 1999. Upon consummation of the Taj Acquisition, the Taj License Agreement was terminated and the Taj Marks were licensed to THCR under the License Agreement.

  Other Relationships. The Commission requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Ribis, Pickus and Burke, executive officers of THCR, have served on the boards of directors of other entities in which members of the Board of Directors of THCR (namely, Messrs. Trump and Ribis) served and continue to serve as executive officers. Management believes that such relationships have not affected the compensation decisions made by the Board of Directors of THCR in the last fiscal year.

  Trump serves on the Board of Directors of TACC, a general partner of Plaza Associates, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of Trump AC Holding, of which Messrs. Trump, Ribis and Burke are also executive officers. Mr. Trump is the sole director of TACC, of which Messrs. Trump, Ribis and Pickus are executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

  Messrs. Ribis, Pickus, and Burke serve on the Board of Directors of THCR Holding Corp., which held, prior to April 17, 1996, an indirect equity interest in Taj Associates, of which Mr. Trump is an executive officer. Such persons also serve on the Board of Directors of THCR/LP, the former managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers. Mr. Ribis is compensated by Taj Associates for his services as its Chief Executive Officer. See "--Employment Agreements."

  Mr. Ribis also serves on the Board of Directors of Realty Corp., which, prior to the Taj Acquisition, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

  Messrs. Ribis, Pickus and Burke are members of the Board of Partner Representatives of Castle Associates and members of the Board of Directors of TCHI, the general partner of Castle Associates of which Messrs Ribis, Pickus and Burke are executive officers. In addition, Trump is the sole director and an officer of Castle Funding. Messrs Ribis, Pickus and Burke received no compensation from these entities other than from Castle Associates for their services as executive officers. Trump is not compensated by these entities other than pursuant to the Castle Services Agreement.

  Messrs. Trump and Ribis serve on the Board of Directors of THCR, of which Trump is Chairman of the Board. Messrs. Ribis, Pickus and Burke are executive officers of THCR and are compensated for their services by THCR.

  John Barry, Trump's brother-in-law, is a partner of Barry & McMoran, a New Jersey law firm which provides, from time to time, legal services to Plaza Associates and Taj Associates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Trump AC Funding. Through its ownership of 100% of Trump AC and Trump AC Holding, THCR Holdings has owned 100% of Trump AC Funding's common stock since its formation on January 30, 1996.

  Trump AC. Through its ownership of 100% of Trump AC Holding, THCR Holdings currently beneficially owns 100% of Trump AC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Affiliate party transactions are governed by the provisions of the Trump AC Mortgage Note Indenture, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of Trump AC Funding.

  Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions--THCR" "--Plaza Associates," "--Taj Associates" and""--Other Relationships."

  Plaza Associates and Taj Associates have joint insurance coverage with Castle Associates and other entities affiliated with Trump, for which the annual premiums paid by Plaza Associates and Taj Associates were approximately $3.1 million for the year ended December 31, 1996.

  Plaza Associates leased portions of its Egg Harbor Parcel to Castle Associates. Lease payments by Castle Associates to Plaza Associates totaled $5,000 in 1996.

  Indemnification Agreements. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements (see "Executive Compensation--Employment Agreements"), certain former and current directors of Plaza Funding entered into separate indemnification agreements in May 1992 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an Indemnification Trust Agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; provided further that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates.

  In connection with the Taj Acquisition, Trump AC has agreed to provide to the former officers and Directors of THCR Holding Corp. and THCR/LP (the "Taj Indemnified Parties"), including Messrs. Ribis, Pickus and Burke, indemnification as provided in the THCR's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws until April 17, 2002. In addition, THCR agreed, and agreed to cause THCR Holding Corp. and THCR/LP to agree, that until April 17, 2002, unless otherwise required by law, the Certificate of Incorporation and By-Laws of THCR Holding Corp. and THCR/LP shall not be amended, repealed or modified to reduce or limit the rights of indemnity afforded to the former directors, officers and employees of THCR Holding Corp. and THCR/LP or the ability of THCR Holding Corp. or THCR/LP to indemnify such persons, nor to hinder, delay or make more difficult the exercise of such rights of indemnity or the ability to indemnify. In addition, Trump AC has also agreed to purchase and maintain in effect, until April 17, 2002, directors' and officers' liability insurance policies covering the Taj Indemnified Parties on terms no less favorable than the terms of the then current insurance policies' coverage or, if such directors' and officers' liability insurance is unavailable for an amount no greater than 150% of the premium paid by THCR Holding Corp. (on an annualized basis) for directors' and officers' liability insurance during the period from January 1, 1996, to April 17, 1996, Trump AC has agreed to obtain as much insurance as can be obtained for a premium not in excess (on an annualized basis) of such amount.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A) FINANCIAL STATEMENTS. See the index immediately following the signature page.

  (B) REPORTS ON FORM 8-K.

    The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1996.

  (C) EXHIBITS

   EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
   -----------                      ----------------------
    1.1(19)    Form of Underwriting Agreement among Trump Atlantic City
               Associates, Trump Atlantic City Funding, Inc., Trump Plaza
               Associates, Donaldson, Lufkin & Jenrette Securities Corporation,
               BT Securities Corporation and Salomon Brothers Inc.
    2.1.1(16)  Agreement and Plan of Merger, dated January 8, 1996, between
               Trump Hotels & Casino Resorts, Inc., Taj Mahal Holding Corp. and
               THCR Merger Corp.
    2.1.2(17)  Amendment to Agreement and Plan of Merger, dated January 31,
               1996, by and among Trump Hotels & Casino Resorts, Inc., Taj
               Mahal Holding Corp. and THCR Merger Corp.
    3.1.1(19)  Certificate of Incorporation of Trump Atlantic City Funding,
               Inc. (formerly THCR Atlantic City Funding, Inc.).
    3.1.2(19)  Certificate of Amendment of Certificate of Incorporation of
               Trump Atlantic City Funding, Inc. (formerly THCR Atlantic City
               Funding, Inc.).
    3.2(19)    By-Laws of Trump Atlantic City Funding, Inc. (formerly THCR
               Atlantic City Funding, Inc.).
    3.3-3.6    Intentionally omitted.
    3.8.1(5)   Partnership Agreement of Trump Atlantic City Associates
               (formerly Trump Plaza Holding Associates).
    3.8.2(5)   Amendment No. 1 to the Partnership Agreement of Trump Atlantic
               City Associates (formerly Trump Plaza Holding Associates.)
    3.8.3(12)  Amendment No. 2 to the Partnership Agreement of Trump Atlantic
               City Associates (formerly Trump Plaza Holding Associates.)
    3.8.4(20)  Amended and Restated Partnership Agreement of Trump Atlantic
               City Associates.
    3.9.1(4)   Agreement and Plan of Merger between TP/GP Corp. and Trump Plaza
               Funding, Inc.
    3.9.2(19)  Form of Second Amended and Restated Agreement of Limited
               Partnership of Trump Hotels & Casino Resorts Holdings, L.P.
    4.1(5)     Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Trump Plaza Associates, as guarantor, and First Bank
               National Association, as trustee.
    4.2(5)     Indenture of Mortgage, between Trump Plaza Associates, as
               mortgagor, and Trump Plaza Funding, Inc., as mortgagee.
    4.3(5)     Assignment Agreement between Trump Plaza Funding, Inc., and
               First Bank National Association, as trustee.
    4.4(5)     Assignment of Operating Assets from Trump Plaza Associates to
               Trump Plaza Funding, Inc.
    4.5(5)     Assignment of Leases and Rents from Trump Plaza Associates to
               Trump Plaza Funding, Inc.

   EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
   -----------                      ----------------------
    4.6(5)     Indenture of Mortgage between Trump Plaza Associates and First
               Bank National Association, as trustee.
    4.7(5)     Assignment of Leases and Rents from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.8(5)     Assignment of Operating Assets from Trump Plaza Associates to
               First Bank National Association, as trustee.
    4.9(5)     Trump Plaza Associates Note to Trump Plaza Funding, Inc.
    4.10(5)    Mortgage Note Certificate (included in Exhibit 4.1).
    4.11(5)    Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of First Bank National Association, as trustee.
    4.12-4.18  Intentionally omitted.
    4.19.6(20) Pledge Agreement, dated April 17, 1996, from Trump Atlantic City
               Associates, as pledgor, to First Bank National Association, as
               Senior Note Trustee.
    4.26.1(20) Indenture, among Trump Atlantic City Associates and Trump
               Atlantic City Funding, Inc., as issuers, Trump Plaza Associates,
               Trump Taj Mahal Associates and The Trump Taj Mahal Corporation,
               as guarantors, and First Bank National Association, as trustee.
    4.27.1(20) First Mortgage Note Certificate (included in Exhibit 4.26.1).
    4.28.1(20) Indenture of Mortgage and Security Agreement, among Trump Taj
               Mahal Associates, as mortgagor, and First Bank National
               Association, as collateral agent, as mortgagee.
    4.28.2(20) Indenture of Mortgage and Security Agreement, among Trump Plaza
               Associates, as mortgagor, and First Bank National Association, as collateral agent, as mortgagee.
    4.29.1(20) Assignment of Leases and Rents, among Trump Taj Mahal
               Associates, as assignor, and First Bank National Association, as collateral agent, as mortgagee.
    4.29.2(20) Assignment of Leases and Rents, among Trump Plaza Associates, as assignor, and First Bank National Association, as collateral agent, as mortgagee.
    4.30.1(20) Collateral Agency Agreement, among First Bank National
               Association, as collateral agent, and First Bank National
               Association, as trustee, Trump Atlantic City Associates, Trump
               Atlantic City Funding, Inc., the other secured parties signatory thereto and the guarantors under the First Mortgage Note
               Indenture.
   10.1-10.6   Intentionally omitted.
   10.7(7)     Employment Agreement between Trump Plaza Associates and Barry
               Cregan.
   10.8-10.27  Intentionally omitted.
   10.28(2)    Option Agreement, dated as of February 2, 1993, between Donald
               J. Trump and Trump Plaza Associates.
   10.29       Intentionally omitted.
   10.30(3)    Amended and Restated Services Agreement between Trump Plaza
               Associates and Trump Plaza Management Corp.
   10.31-10.32 Intentionally omitted.
   10.33(4)    Mortgage from Donald J. Trump, as nominee, to Albert Rothenberg and Robert Rothenberg, dated October 3, 1983.
   10.34(4)    Mortgage made by Harrah's Associates to Adeline Bordonaro, dated
               January 28, 1986.

   EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
   -----------                      ----------------------
   10.35.1(4)  Mortgage from Trump Plaza Associates to The Mutual Benefit Life
               Insurance Company, dated October 5, 1990.
   10.35.2(4)  Collateral Assignment of Leases from Trump Plaza Associates to
               The Mutual Benefit Life Insurance Company, dated October 5,
               1990.
   10.36-10.37 Intentionally omitted.
   10.38(11)   Employment Agreement between Trump Hotels & Casino Resorts
               Holdings, L.P. and Nicholas L. Ribis (with exhibits).
   10.39.2(6)  Severance Agreement between Trump Plaza Associates and Robert M.
               Pickus.
   10.39.4(18) Employment Agreement between Robert M. Pickus and Trump Hotels and Casino Resorts, Inc.
   10.40(9)    Employment Contract, dated as of February 7, 1995, between Trump
               Plaza Associates and Kevin S. Smith.
   10.41(9)    Employment Agreement between Trump Plaza Associates and James A.
               Rigot.
   10.42(9)    Option and Right of First Offer Agreement between Trump Plaza
               Associates and Missouri Boardwalk Inc., dated June 24, 1993.
   10.43(9)    Lease between Donald J. Trump and Missouri Boardwalk Inc., dated
               June 24, 1993.
   10.44(9)    Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
   10.45(8)    Employment Agreement, dated August 1, 1994, between R. Bruce
               McKee and Trump Taj Mahal Associates.
   10.46(11)   Executive Agreement among Donald J. Trump, Trump Hotels & Casino
               Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.
   10.47-10.49 Intentionally omitted.
   10.50(10)   Acquisition Agreement, dated April 27, 1995, between Trump
               Oceanview, Inc. and The New Jersey Sports and Exposition
               Authority.
   10.51-10.55 Intentionally omitted.
   10.56(10)   Agreement of Sublease between Donald J. Trump and Time Warner
               Entertainment Company, L.P., as amended.
   10.57-10.62 Intentionally omitted.
   10.63.2(20) Third Amended and Restated Partnership Agreement of Trump Plaza
               Associates.
   10.65.1(21) Services Agreement, dated as of July 8, 1996, among Trump Plaza
               Associates, Trump Taj Mahal Associates and Trump Casino
               Services, L.L.C.
   10.65.2(22) Amended and Restated Service Agreement, dated as of October 23,
               1996, by and among Trump Plaza Associates, Trump Taj Mahal
               Associates, Trump's Castle Associates, L.P. and Trump Casino
               Services, L.L.C.
   10.66(21)   Thermal Energy Service Agreement, dated as of June 30, 1996, by and between Atlantic Jersey Thermal Systems, Inc. and Trump Taj
               Mahal Associates.
   10.67(22)   Thermal Energy Service Agreement, dated as of September 26,
               1996, by and between Atlantic Jersey Thermal Systems, Inc. and
               Trump Plaza Associates.
   10.68(8)    Employment Agreement, dated December 10, 1993, between Larry W.
               Clark and Trump Taj Mahal Associates.
   10.69(8)    Employment Agreement, dated August 1, 1994, between Walter F.
               Kohlross and Trump Taj Mahal Associates.

   EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
   -----------                      ----------------------
   10.70(10)   Lease Agreement between Trump Castle Associates and Trump Taj
               Mahal Associates, dated as of December 16, 1994.
   10.71(13)   Employment Agreement, extended and modified, dated October 10,
               1995, between Larry W. Clark and Trump Taj Mahal Associates.
   10.72(15)   Employment Agreement, dated October 25, 1995, between Rodolfo E.
               Prieto and Trump Taj Mahal Associates.
   10.73       Employment Agreement, dated October 14, 1996, between Trump Taj
               Mahal Associates and Patrick J. O'Malley.
   10.74       Employment Agreement, dated May 3, 1996, between Trump Taj Mahal
               Associates and Loretta I. Viscount.
   10.75       Employment Agreement, dated April 17, 1995 between Trump Plaza
               Associates and Steven C. Hann.
   21          List of Subsidiaries of Trump Atlantic City Associates.
   25(14)      Statement of Eligibility Under the Trust Indenture Act of 1939
               of First Bank National Association, the First Mortgage Note
               Trustee.
   27.1        Financial Data Schedule of Trump Atlantic City Funding, Inc.
   27.2        Financial Data Schedule of Trump Atlantic City Associates.

---------------------
 (1) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc., Trump Plaza Associates and Trump Plaza Holding Associates for the quarter ended September 30, 1992.
 (2) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. for the year ended December 31, 1992.
 (3) Previously filed in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).
 (4) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58602, of Trump Plaza Funding, Inc. and Trump Plaza Associates.
 (5) Incorporated herein by reference to the identically numbered Exhibit in the Registration Statement on Form S-1, Registration No. 33-58608, of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates).
 (6) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1993.
 (7) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 1O-Q of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the quarter ended September 30, 1994.
 (8) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. and Trump Taj Mahal Associates for the quarter ended September 30, 1994.
 (9) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1994.
(10) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. and Trump Taj Mahal Associates for the quarter ended December 31, 1994.
(11) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.
(12) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc., Trump Plaza Associates and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the quarter ended June 30, 1995.

(13) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. for the quarter ended September 30, 1995.
(14) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Plaza Associates for the year ended December 31, 1995.
(15) Incorporated herein by reference to the Exhibit in the Annual Report on Form 10-K of Taj Mahal Holding Corp. for the year ended December 31, 1995.
(16) Incorporated herein by reference to the identically numbered Exhibit in the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated January 10, 1996.
(17) Incorporated herein by reference to the identically numbered Exhibit on the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc., dated February 1, 1996.
(18) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-4, Registration No. 333-153, of Trump Hotels & Casino Resorts, Inc.
(19) Previously filed in Registration Statement on Form S-1, Registration No. 333-643, of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc. and Trump Plaza Associates.
(20) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Atlantic City Associates and Trump Atlantic City Funding, Inc. for the quarter ended March 31, 1996.
(21) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Atlantic City Associates and Trump Atlantic City Funding, Inc. for the quarter ended June 30, 1996.
(22) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Atlantic City Associates and Trump Atlantic City Funding, Inc. for the quarter ended September 30, 1996.

  (d) Financial Statement Schedules.
    See "Financial Statements and Supplementary Data--Index to Financial Statements and Financial Statement Schedule" for a list of the financial statement schedule included in this Annual Report.

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Annual Report on Form 10-K and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Annual Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Annual Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Annual Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Annual Report. The inclusion of the forward-looking statements contained in this Annual Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Annual Report will be achieved. In light of the foregoing, readers of this Annual Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Trump Atlantic City Associates
                                          BY: TRUMP ATLANTIC CITY HOLDING,
                                            INC.,ITS GENERAL PARTNER

                                          /s/ Donald J. Trump
                                          -------------------------------------
                                          BY:DONALD J. TRUMP
                                          TITLE: PRESIDENT
                                          DATE: MARCH 28, 1997

                                          Trump Atlantic City Funding, Inc.

                                          /s/ Nicholas L. Ribis
                                          -------------------------------------
                                          BY:NICHOLAS L. RIBIS
                                          TITLE: CHIEF EXECUTIVE OFFICER AND
                                          PRESIDENT
                                          DATE: MARCH 28, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

             SIGNATURES                        TITLE                 DATE
             ----------                        -----                 ----

Trump Atlantic City Associates
By: Trump Atlantic City Holding, Inc.,
    its managing general partner

By:      /s/ Donald J. Trump           President and            March 28, 1997
-------------------------------------   Chairman of the
           DONALD J. TRUMP              Board of Directors
                                        (Principal
                                        Executive,
                                        Financial and
                                        Accounting Officer)

By:     /s/ Nicholas L. Ribis          Director                 March 28, 1997
-------------------------------------
          NICHOLAS L. RIBIS

By:     /s/ Wallace B. Askins          Director                 March 28, 1997
-------------------------------------
          WALLACE B. ASKINS

                                       Director                 March 28, 1997
By:       /s/ Don M. Thomas
-------------------------------------
            DON M. THOMAS

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING, INC.

             SIGNATURES                         TITLE                DATE
             ----------                         -----                ----

         /s/ Donald J. Trump            Chairman of the         March 28, 1997
-------------------------------------    Board of Directors
           DONALD J. TRUMP

        /s/ Nicholas L. Ribis           (Principal Executive    March 28, 1997
-------------------------------------    Officer) Chief
          NICHOLAS L. RIBIS              Executive Officer,
                                         President and
                                         Director

          /s/ John P. Burke             Chief Financial         March 28, 1997
-------------------------------------    Officer (Principal
            JOHN P. BURKE                Financial and
                                         Accounting Officer)

        /s/ Robert M. Pickus            Secretary and           March 28, 1997
-------------------------------------    Director
          ROBERT M. PICKUS

        /s/ Wallace B. Askins           Director                March 28, 1997
-------------------------------------
          WALLACE B. ASKINS

          /s/ Don M. Thomas             Director                March 28, 1997
-------------------------------------
            DON M. THOMAS

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

  The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants' last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
Trump Atlantic City Associates and Subsidiaries
  Report of Independent Public Accountants................................ F-2
  Consolidated Balance Sheets as of December 31, 1995 and 1996............ F-3
  Consolidated Statements of Operations for the years ended December 31,
   1994, 1995
   and 1996............................................................... F-4
  Consolidated Statements of Capital for the years ended December 31,
   1994, 1995
   and 1996............................................................... F-5
  Consolidated Statements of Cash Flows for the years ended December 31,
   1994, 1995
   and 1996............................................................... F-6
  Notes to Consolidated Financial Statements.............................. F-7
Financial Statement Schedule
  Report of Independent Public Accountants................................ S-1
  Schedule II--Valuation and Qualifying Accounts for the Years Ended
   December 31, 1996, 1995 and 1994....................................... S-2

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and
 Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates and Subsidiaries (a New Jersey general partnership) as of December 31, 1995 and 1996, and the related consolidated statements of operations, capital and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the management of Trump Atlantic City Associates and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                          Arthur Andersen LLP

Roseland, New Jersey
February 7, 1997

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1996
                                 (IN THOUSANDS)

                                                            1995        1996
                                                          ---------  ----------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............................  $  15,937  $   71,320
 Trade receivables, net of allowances for doubtful
  accounts of $8,077 and $17,355, respectively (Note
  2)....................................................      7,494      39,087
 Accounts receivable, other (Note 5)....................      6,564       6,144
 Inventories............................................      2,609       9,393
 Prepaid expenses and other current assets..............      5,045       6,495
 Due from affiliates, net (Note 7)......................      1,298       5,237
                                                          ---------  ----------
 Total current assets...................................     38,947     137,676
                                                          ---------  ----------
PROPERTY AND EQUIPMENT (Notes 2, 5 and 7):
 Land and land improvements.............................     48,308     159,390
 Buildings and building improvements....................    379,686   1,280,947
 Furniture, fixtures and equipment......................     90,965     194,050
 Leasehold improvements.................................      2,404       2,404
 Construction in progress...............................     51,183      23,067
                                                          ---------  ----------
                                                            572,546   1,659,858
 Less--Accumulated depreciation and amortization........   (147,284)   (203,591)
                                                          ---------  ----------
 Net property and equipment.............................    425,262   1,456,267
                                                          ---------  ----------
OTHER ASSETS:
 Deferred bond issuance costs, net of accumulated
  amortization of $7,525 and $5,052, respectively
  (Note 3)..............................................      9,866      39,153
 Other Assets...........................................      5,949      25,910
                                                          ---------  ----------
    Total other assets..................................     15,815      65,063
                                                          ---------  ----------
    Total assets........................................  $ 480,024  $1,659,006
                                                          =========  ==========

                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
 Current maturities of long-term debt (Note 3)..........  $   2,901  $    9,410
 Accounts payable.......................................      8,290      22,598
 Accrued payroll........................................      6,815      16,653
 Self-insurance reserves (Note 5).......................      3,750       9,911
 Accrued interest payable (Note 3)......................      1,497      23,160
 Other accrued expenses.................................      6,822      25,202
 Other current liabilities..............................      2,235       3,578
                                                          ---------  ----------
    Total current liabilities...........................     32,310     110,512
                                                          ---------  ----------
NON-CURRENT LIABILITIES:
 Long-term debt, net of current maturities (Note 3).....    332,721   1,207,795
 Distribution payable to Trump Plaza Funding, Inc. .....      3,822       3,822
 Deferred state income taxes (Note 2)...................        359         450
 Other long-term liabilities............................        --        4,569
                                                          ---------  ----------
    Total non-current liabilities.......................    336,902   1,216,636
                                                          ---------  ----------
    Total liabilities...................................    369,212   1,327,148
                                                          ---------  ----------
COMMITMENTS AND CONTINGENCIES (Note 5):
CAPITAL:
 Partners' Capital......................................     94,087     363,646
 Retained Earnings (Accumulated Deficit)................     16,725     (31,788)
                                                          ---------  ----------
    Total Capital.......................................    110,812     331,858
                                                          ---------  ----------
    Total liabilities and capital.......................  $ 480,024  $1,659,006
                                                          =========  ==========

  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                   1994      1995      1996
                                                 --------  --------  --------
REVENUES:
  Gaming........................................ $261,451  $298,073  $752,228
  Rooms.........................................   18,312    19,986    68,214
  Food and Beverage.............................   40,149    44,602    98,635
  Other.........................................    8,408     9,594    24,146
                                                 --------  --------  --------
    Gross Revenues..............................  328,320   372,255   943,223
  Less-Promotional allowances...................   33,257    38,934   104,400
                                                 --------  --------  --------
    Net Revenues................................  295,063   333,321   838,823
                                                 --------  --------  --------
COSTS AND EXPENSES:
  Gaming........................................  139,540   164,839   453,863
  Rooms.........................................    2,715     2,263    14,827
  Food and Beverage.............................   17,050    18,306    41,225
  General and Administrative....................   76,690    71,913   155,346
  Depreciation and Amortization.................   15,653    16,213    60,870
  Preopening....................................      --        --      4,145
                                                 --------  --------  --------
                                                  251,648   273,534   730,276
                                                 --------  --------  --------
    Income from operations......................   43,415    59,787   108,547
                                                 --------  --------  --------
NON-OPERATING INCOME (EXPENSE):
  Interest income...............................      842     1,003     2,339
  Interest expense (Note 3).....................  (49,061)  (44,264) (114,461)
  Non-operating income (expense) (Note 4).......   (4,931)   (5,743)   14,194
                                                 --------  --------  --------
    Non-operating expense, net..................  (53,150)  (49,004)  (97,928)
                                                 --------  --------  --------
Income (loss) before state income taxes and
 extraordinary items............................   (9,735)   10,783    10,619
BENEFIT FROM STATE INCOME TAXES.................     (865)      --        --
                                                 --------  --------  --------
Income (loss) before extraordinary items........   (8,870)   10,783    10,619
Extraordinary loss (Note 3).....................      --     (9,250)  (59,132)
                                                 --------  --------  --------
Net income (loss)............................... $ (8,870) $  1,533  $(48,513)
                                                 ========  ========  ========


  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (IN THOUSANDS)

                                                          RETAINED
                                                          EARNINGS/
                                              PARTNERS'  (ACCUMULATED
                                               CAPITAL     DEFICIT)    TOTAL
                                              ---------  ------------ --------
Balance, December 31, 1993..................  $(78,772)    $ 24,062   $(54,710)
Net Loss....................................       --        (8,870)    (8,870)
                                              --------     --------   --------
Balance, December 31, 1994..................   (78,772)      15,192    (63,580)
Capital Contributed by Trump Hotels & Casino
 Resorts Holdings, L.P......................   172,859          --     172,859
Net Income..................................       --         1,533      1,533
                                              --------     --------   --------
Balance, December 31, 1995..................    94,087       16,725    110,812
Capital Contributed by Trump Hotels & Casino
 Resorts Holdings, L.P......................   269,559          --     269,559
Net Loss....................................       --       (48,513)   (48,513)
                                              --------     --------   --------
Balance, December 31, 1996..................  $363,646     $(31,788)  $331,858
                                              ========     ========   ========



  The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                  1994      1995        1996
                                                --------  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................  $ (8,870) $   1,533  $  (48,513)
 Adjustments to reconcile net income (loss) to
  net cash flows provided by operating
  activities:
   Noncash charges:
    Extraordinary loss........................       --       9,250      59,132
    Depreciation and amortizatioN.............    15,653     16,213      60,870
    Accretion of discount on indebtedness.....     1,916      1,130         132
    Amortization of deferred loan
    offering costs............................     1,791      1,791       5,588
    Provision for losses on receivables.......       396      1,057       8,599
    Utilization of CRDA credits
      and donations...........................     1,062        388         --
    Valuation allowance of CRDA investments          394     (1,098)      3,013
                                                --------  ---------  ----------
                                                  12,342     30,264      88,821

    Increase in receivables...................      (236)    (8,318)    (20,296)
    Decrease (increase) in inventories........       (91)       371          47
    Decrease (increase) in prepaid
    expenses and other current assets.........    (1,385)      (765)      1,495
    Decrease (increase) in other assets.......      (287)     6,283      (2,309)
    Increase (decrease) in amounts due to
    (from) affiliates.........................       109     (1,504)     (3,668)
    Increase (decrease) in accounts payable,
     accrued expenses and other current
     liabilities..............................    10,464        592     (16,153)
    Decrease in distribution payable to
    Trump Plaza Funding, Inc. ................      (101)       --          --
    Decrease in other long-term
     liabilities..............................      (865)       --       (1,430)
                                                --------  ---------    --------
       Net cash flows provided
        by operating activities...............  $ 19,950  $  26,923  $   46,507
                                                --------  ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment..........  $(20,489) $(109,756) $ (193,000)
 Purchases of CRDA investments................    (2,525)    (3,178)     (6,725)
 Cash refund of CRDA deposits.................     1,323        --          --
 Purchase of Taj Holding, net cash received...       --         --       46,714
                                                --------  ---------  ----------
       Net cash flows used in
        investing activities..................   (21,691)  (112,934)   (153,011)
                                                --------  ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cost of issuing debt.........................       --         --      (41,042)
 Issuance of Trump AC Mortgage Notes..........       --         --    1,200,000
 Retirement of long-term debt.................       --         --   (1,156,836)
 Retirement of NatWest Loan...................       --         --      (36,500)
 Additional Borrowings........................       375      4,218       6,170
 Payments and current maturities of long-term
  debt........................................    (1,883)    (4,527)    (14,690)
 Redemption of PIK Notes......................       --     (81,746)        --
 Contributed Capital by Trump Hotel and Casino
  Resorts Holdings, L.P. .....................       --     172,859     204,785
                                                --------  ---------  ----------
       Net cash flows provided by
        (used in) financing
        activities............................    (1,508)    90,804     161,887
                                                --------  ---------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..................................    (3,249)     4,793      55,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR.........................................    14,393     11,144      15,937
                                                --------  ---------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......  $ 11,144  $  15,937  $   71,320
                                                ========  =========  ==========
Supplemental Disclosures of Cash Flow Informa-
 tion:
 . During 1996, THCR Holdings purchased cer-
   tain parcels of land amounting to $14,455
   and contributed the parcels to Trump AC.
 . Equipment purchase under capital leases....  $    375  $   3,317  $       10
 . Cash paid during the year for interest.....  $ 36,538  $  36,936  $  138,128
                                                ========  =========  ==========

Supplemental Disclosure of Noncash Activities:
 . During 1996, THCR purchased all of the capital stock of Taj
   Holding for $31,181 in cash and 323,423 shares of its common stock valued at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $40,500, net of the $10,000 payment to Bankers Trust, was recorded as minor-
   ity interest. In conjunction with the acquisition, the accumu-
   lated deficit amounting to $108,574 was recorded as an increase to Property, Plant & Equipment.
 . This transaction has been recorded by Trump AC.
    Fair Value of net assets acquired................................ $1,005,816
    Cash paid for the capital stock and payment to Bankers Trust.....    (41,181)
    Minority interest of Trump.......................................    (30,500)
                                                                      ----------
      Liabilities assumed............................................ $  934,135
                                                                      ==========
 . In connection with the purchase of the Specified Parcels, in
   1996 THCR issued 500,000 shares of its common stock valued at
   $10,500, and contributed the Specified Parcels to Trump AC.

 The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

  The accompanying consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership (formerly Trump Plaza Holding Associates), and its 99% owned subsidiaries, Trump Plaza Associates ("Plaza Associates"), and Trump Taj Mahal Associates ("Taj Associates"). Plaza Associates is a New Jersey general partnership which owns and operates Trump Plaza Hotel and Casino ("Trump Plaza") located in Atlantic City, New Jersey. Taj Associates is a New Jersey general partnership which owns and operates the Trump Taj Mahal Casino Resort (the "Taj Mahal"), located in Atlantic City, New Jersey. Trump Atlantic City Corporation ("TACC"), a New Jersey corporation, owns the remaining 1% interest in Plaza Associates and Taj Associates. Trump AC's sole source of liquidity is distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC and TACC are owned by Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings").

  All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The minority interests in Plaza Associates and Taj Associates have not been separately reflected in the consolidated financial statements of Trump AC since they are not material.

  Trump AC was formed in February, 1993 for the purpose of raising funds for Plaza Associates. On June 25, 1993, Trump AC completed the sale of 12,000 Units (the "Units"), each Unit consisting of $5,000 principal amount of 12 1/2% Pay-In-Kind Notes, due 2003 (the "PIK Notes"), and one PIK Note Warrant (the "PIK Note Warrants") to acquire $1,000 principal amount of PIK Notes. Trump AC has no other assets or business other than its 99% equity interest in Plaza Associates.

  On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("THCR"), completed a public offering of 10,000,000 shares of common stock (the "Common Stock"), at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), a then 60% subsidiary of THCR, issued 15 1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering" and, together with the Stock Offerings, the "1995 Offerings"). From the proceeds from the Stock Offering, THCR contributed $126,848,000 to THCR Holdings. THCR Holdings subsequently contributed $172,859,000 to Trump AC.

  Prior to the 1995 Offerings, Donald J.Trump (Trump) was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings all of his beneficial interest in Plaza Associates. Trump also contributed to THCR Holdings all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Trump Taj Mahal Casino Resort (the "Taj Mahal") and Trump's Castle Casino Resort.

  On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), between THCR and Taj Mahal Holding Corp. ("Taj Holding"), each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
    (a) the payment of an aggregate of $31,181,000 in cash and the issuance of 323,423 shares of THCR Common Stock to the holders of Taj Holding Class A Common Stock pursuant to the Taj Merger Agreement;

    (b) the contribution by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, and the contribution by THCR to Trump AC of all of its indirect ownership interests in Taj Associates acquired in the Taj Merger Transaction;

    (c) the public offerings by (i) THCR of 12,500,000 shares of Common Stock (plus 750,000 shares of Common Stock issued in connection with the partial exercise of the underwriters' over-allotment option) (the "1996 Stock Offering") for net proceeds of $386,062,000 and (ii) Trump AC and Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump AC's wholly owned finance subsidiary, of $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (the "1996 Notes Offering" and together with the 1996 Stock Offering, the "1996 Offerings");

    (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger Transaction for $.50 per share in accordance with its terms;

    (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

    (f) the retirement of the outstanding 10 7/8% Mortgage Notes due 2001 of Trump Plaza Funding, Inc.;

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

  As a result of the contribution by Trump to Trump AC of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC of its indirect ownership interests in Taj Associates acquired in the Taj Merger Transaction, together with THCR's contribution to THCR Holdings of the proceeds from the 1996 Stock Offering. Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings.

  The Taj Merger Transaction has been accounted for as a "purchase" for accounting and reporting purposes and the results of Taj Associates have been included in the accompanying financial statements since the date of acquisition. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis, consists of the following:

    (a) $40,500,000 representing the payment of $30.00 for each of the 1,350,000 shares of Taj Holding Class A Common Stock. Holders of 298,739 shares of Taj Holding Class A Common Stock elected to

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  receive 323,423 shares of THCR Common Stock and holders of 1,051,261 shares of Taj Holding Class A Common Stock elected to receive $31,181,000 in cash;

    (b) $40,500,000, representing the contribution by Trump to Trump AC (on behalf, and at the direction, of THCR Holdings) of all direct and indirect ownership interest in 50% of Taj Associates;

    (c) $9,900,000 of fees and expenses associated with the Taj Merger Transaction;

    (d) $108,574,000, representing the negative book value of Taj Associates at the date of the Taj Merger Transaction; and

    (e) $1,308,000 of closing costs associated with the purchase of the Specified Parcels.

  In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of THCR Common Stock valued at $10,500,000 (an average value of $21.00 per share based on the price of the THCR Common Stock several days before and after the date of the amended Taj Merger Agreement). The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

  Unaudited pro forma information, assuming that the Taj Merger had occurred on January 1, 1996, is as follows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1996
                                                                  ------------
Net revenues..................................................... $984,789,000
                                                                  ------------
Income from operations...........................................  115,504,000
                                                                  ============
Loss before extraordinary loss...................................  (11,906,000)
                                                                  ============
Extraordinary loss...............................................  (59,132,000)
                                                                  ============
Net income (loss)................................................ $(71,038,000)
                                                                  ============

  The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  Trump AC has no operations, except for its ownership of Plaza Associates and Taj Associates. Through these entities, Trump AC operates luxury casino hotels, located on The Boardwalk in Atlantic City which provide high quality amenities and services to its casino patrons and hotel guests. A substantial portion of Trump AC's revenues are derived from its gaming operations and in the past Trump AC has targeted the higher-end drive-in slot customer. Competition in the Atlantic City casino market is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

  Gaming revenues represent the net win from gaming activities which is the difference between amounts wagered and amounts won by patrons. Revenue from hotel and other services are recognized at the time the related service is performed.

  Trump AC provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions regarding the timing and amount of collection. Actual results could differ from those estimates and assumptions.

 Promotional Allowances

  The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                                   YEAR ENDED DECEMBER 31,
                                             -----------------------------------
                                                1994        1995        1996
                                             ----------- ----------- -----------
   Rooms.................................... $ 4,311,000 $ 4,836,000 $14,882,000
   Food and Beverage........................  15,373,000  17,167,000  45,452,000
   Other....................................   4,169,000   4,076,000  10,245,000
                                             ----------- ----------- -----------
                                             $23,853,000 $26,079,000 $70,579,000
                                             =========== =========== ===========

  During 1994, certain Progressive Slot Jackpot Programs were discontinued which resulted in $585,000 of related accruals being taken into income.

 Inventories

  Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

 Property and Equipment

  Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

     Buildings and building improvements............................    40 years
     Furniture, fixtures and equipment..............................  3-10 years
     Leasehold improvements......................................... 10-40 years

 Long-Lived Assets

  During 1995, Trump AC adopted the provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121"). SFAS 121 requires, among other

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. As a result of its review, Trump AC does not believe that any impairment exists in the recoverability of its long-lived assets.

 Income Taxes

  State income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates.

  The accompanying consolidated financial statements do not include a provision for federal income taxes since any income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners.

  Under the New Jersey Casino Control Act (the "Casino Control Act"), both Plaza Associates and Taj Associates are required to file a New Jersey corporation business tax return. Accordingly, a benefit from state income taxes has been reflected in the accompanying consolidated financial statements of Trump AC. For state income tax purposes, available net operating loss carryforwards have been utilized to offset 1995 and 1996 taxable income. As of December 31, 1996, Plaza Associates and Taj Associates had a net operating loss carry-forward of approximately $85,000,000 and $210,000,000, respectively, for New Jersey State Income Tax purposes. No tax benefit has been reflected in the accompanying financial statements for those losses as utilization of such carryforwards are not considered more likely than not.

  Deferred state income taxes primarily relates to differences in the timing of reporting depreciation for tax and financial statement purposes.

 Statements of Cash Flows

  For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

 Reclassifications

  Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) LONG-TERM DEBT

  Long-term debt consists of the following:

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1995          1996
                                                    ------------ --------------
Plaza Associates and Plaza Funding Note (10 7/8%
 Mortgage Notes, due 2001), net of unamortized
 discount of $3,348,000 (a)........................ $326,652,000 $          --
Trump AC Mortgage Notes (11 1/4% First Mortgage
 Notes, due 2006) (c)..............................          --   1,200,000,000
Mortgage notes payable (d).........................    2,953,000      3,407,000
Other notes payable (e)............................    6,017,000     13,798,000
                                                    ------------ --------------
                                                     335,622,000  1,217,205,000
Less--current maturities...........................    2,901,000      9,410,000
                                                    ------------ --------------
                                                    $332,721,000 $1,207,795,000
                                                    ============ ==============

  (a) On June 25, 1993, Plaza Funding issued $330,000,000 principal amount of 10 7/8% Mortgage Notes, due 2001 (the "Plaza Notes"), net of discount of $4,313,000, representing an effective interest rate of approximately 11.12%. Net proceeds of the offering were used to redeem all of Plaza Funding's outstanding $225,000,000 principal amount 12% Mortgage Bonds, due 2002 and together with other funds (see (b)), to redeem all of Plaza Funding's stock units, comprised of $75,000,000 redeemable Preferred Stock with associated shares of Common Stock, to repay $17,500,000 principal amount 9.14% Regency Note due 2003, to make a portion of a distribution to Trump to pay certain personal indebtedness, and to pay transaction expenses.

    On April 17, 1996, the Plaza Notes were redeemed at a premium with the proceeds from the 1996 Offerings (see note 2). The early redemption of the Plaza Notes resulted in an extraordinary loss of approximately $59,132,000.

  (b) On June 25, 1993, Trump AC issued $60,000,000 principal amount of 12 1/2% Pay-in-Kind Notes, due 2003 (the "PIK Notes"), together with PIK Note Warrants to acquire an additional $12,000,000 of PIK Notes at no additional cost. The PIK Note Warrants were exercised prior to June 12, 1995. The PIK Notes and the PIK Note Warrants were subsequently redeemed with a portion of the proceeds contributed to Trump AC by THCR Holdings (See Note 1). Such redemption resulted in the recognition of an extraordinary loss of $9,250,000, including the write-off of related unamortized deferred financing costs.

  (c) On April 17, 1996, Trump AC together with Trump AC Funding, a wholly owned subsidiary of Trump AC, issued the Trump AC Mortgage Notes in an aggregate principal amount of $1,200,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi-annually on each May 1 and November 1, commencing on November 1, 1996. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

    The indenture pursuant to which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
    make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC.

    Underwriting costs, legal and accounting fees, printing costs and other expenses of $44,200,000 associated with the issuance of the Trump AC Mortgage Notes are being amortized using the effective interest method over the term of the Trump AC Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $5,052,000 from the date of issuance through December 31, 1996.

  (d) Interest on these notes is payable with interest rates ranging from 10.0% to 10.5%. The notes are due at various dates between 1997 and 1998 and are secured by real property.

  (e) Interest on these leases are payable with interest rate ranging from 7.9% to 13.5%. The leases are due at various dates between 1997 and 2001 and are secured by equipment.

    The aggregate maturities of long-term debt as of December 31, 1996 are as follows:

       1997...................................................... $    9,410,000
       1998......................................................      5,844,000
       1999......................................................      1,731,000
       2000......................................................        220,000
       2001......................................................              0
       Thereafter................................................  1,200,000,000
                                                                  --------------
                                                                  $1,217,205,000
                                                                  ==============

    The ability of Trump AC to repay its long-term debt when due will depend on the ability of Plaza Associates and Taj Associates to generate cash from operations sufficient for such purposes or on the ability of Trump AC to refinance such indebtedness. Management does not currently anticipate that cash flow will be sufficient and that repayment will likely depend upon the ability to refinance such indebtedness. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Plaza Associates and Taj Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

(4) NON-OPERATING INCOME (EXPENSE)

  Non-operating income (expense) in 1994, 1995 and 1996 included $4,931,000, $3,939,000 and $806,000, respectively, of costs associated with Trump Plaza East and Trump World's Fair (see Note 5), net of miscellaneous non-operating credits.

  During 1996, Plaza Associates and Taj Associates each entered into an agreement with Atlantic Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license to use, operate and maintain certain steam and chilled water production facilities located at Plaza Associates and Taj Associates. In consideration for the license, Atlantic Thermal paid Plaza Associates and Taj Associates a $15,000,000 non-refundable license fee. This amount has been included in other non-operating income in the accompanying financial statements.

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) COMMITMENTS AND CONTINGENCIES

 Leases and Employment Agreements

  Pursuant to the acquisition of Trump World's Fair described in Note 7, Plaza Associates entered into an easement agreement with the New Jersey Sports and Exposition Authority ("NJSEA"). Under the terms of the agreement, Plaza Associates has an exclusive easement over, in and through portions of the Atlantic City Convention Center. The easement is for a 25-year term with annual payments of $2,000,000, adjusted every five years for changes in the Consumer Price Index.

  Trump AC has entered into employment agreements with certain key employees and leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1994, 1995, and 1996 was $3,613,000, $3,609,000
and $7,200,000, respectively, of which $1,900,000, $2,127,000 and $1,981,000, respectively, relates to affiliates. As of December 31, 1996, Trump AC had approximately $5,370,000 of commitments under employee agreements. These commitments mature at various dates through 1999.

  Future minimum lease payments under the noncancelable operating leases are as follows:

                                                                       TOTAL
                                                                    ------------
     1997.......................................................... $  9,885,000
     1998..........................................................    5,393,000
     1999..........................................................    3,978,000
     2000..........................................................    3,018,000
     2001..........................................................    3,000,000
     Thereafter....................................................  113,000,000
                                                                    ------------
                                                                    $138,274,000
                                                                    ============

  Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

  Taj Associates received a permit under the Coastal Area Facilities Review Act ("CAFRA") (which included a condition of Taj Associates' casino license) that initially required Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually based upon an interim use of the Steel Pier for an amusement park. Taj Associates has received an additional one-year extension most recently through March 29, 1998 of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park.

 Casino License Renewal

  The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the Casino Control Act, Plaza Associates and Taj Associates are required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

  In June 1995, the New Jersey Casino Control Commission ("CCC") renewed Plaza Associates' and Taj Associates' licenses to operate Trump Plaza and the Taj Mahal. The CCC renewed Plaza Associates' and Taj Associates' casino licenses for a period of four years through 1999. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

 Legal Proceedings

  Plaza Associates, Taj Associates, its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates and Taj Associates have agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

  Various legal proceedings are now pending against Plaza Associates and Taj Associates. Plaza Associates and Taj Associates consider all such proceedings to be ordinary litigation incident to the character of their business. Plaza Associates and Taj Associates believe that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on their financial condition or results of operations.

  Plaza Associates and Taj Associates are also a party to various administrative proceedings involving allegations that they have violated certain provisions of the Casino Control Act. Plaza Associates and Taj Associates believe that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or on the ability of Plaza Associates or Taj Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the respective properties.

 Self-Insurance Reserves

  Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. Actual results may differ from these reserve amounts.

 Federal Income Tax Examination

  Taj Associates is currently involved in an examination with the Internal Revenue Service ("IRS") concerning Taj Associates' federal partnership income tax returns for the tax years 1992 and 1993. While any adjustment which results from this examination could affect Taj Associates' state income tax return, Taj Associates does not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

 Casino Reinvestment Development Authority Obligations

  Pursuant to the provisions of the Casino Control Act, Plaza Associates and Taj Associates, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates and Taj Associates intend on satisfying their obligations primarily by depositing funds and donations of funds deposited. Plaza Associates and Taj Associates are required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1994, 1995 and 1996, Trump AC

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
charged to operations $838,000, $1,141,000, and $3,477,000, respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. Additionally, for the years ended December 31, 1995 and 1996, Plaza Associates credited operations for $2,239,000 and $464,000, respectively, resulting from the recapture of the valuation allowance on CRDA receivable.

  In connection with Trump Plaza East (see below), the CRDA has approved the use of up to $14,135,000 in deposits made by Plaza Associates for site improvements. At December 31, 1996, Plaza Associates had recorded a receivable from the CRDA of $7,413,000. While the receivable is fully realizable by Plaza Associates, the amount of actual reimbursements Plaza Associates will receive in any one year is limited to 75% and 50%, respectively, of the amount of funds Plaza Associates has deposited with the CRDA to cover its Atlantic City non-housing and South Jersey obligations. Accordingly, Plaza Associates has recorded $3,150,000 as a current receivable and $4,263,000 as other assets in the accompanying financial statements.

 Concentrations of Credit Risks

  In accordance with casino industry practice, Plaza Associates and Taj Associates extend credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. At December 31, 1996, approximately 47.7% of Plaza Associates and Taj Associates casino receivables (before allowances) were from customers whose primary residence is outside the United States.

(6) EMPLOYEE BENEFIT PLANS

  Plaza Associates and Taj Associates have a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and Plaza Associates and Taj Associates will match 50% of the first 5% and 4%, respectively, of an eligible employee's contributions. Trump AC recorded charges of $848,000, $886,000 and $1,882,000 for matching contributions for the years ended December 31, 1994, 1995 and 1996, respectively.

  Plaza Associates and Taj Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Plaza Associates and Taj Associates may be liable for their share of the plan's unfunded liabilities, if any, if the plans are terminated. Based upon the most recent information, the combined withdrawal liability of Plaza Associates and Taj Associates related to one of the plan's unfunded status approximates $3,071,000. Pension expense for the years ended December 31, 1994, 1995 and 1996 were $651,000 $423,000 and $1,077,000 respectively.

  Plaza Associates and Taj Associates provide no other material post-retirement or post-employment benefits.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) TRANSACTIONS WITH AFFILIATES

  Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable from (owed to) at December 31 are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         1995         1996
                                                      -----------  -----------
   Seashore Four Associates(a)....................... $  (571,000) $  (571,000)
   Trump Seashore Associates(a)......................     756,000          --
   Taj Associates(b).................................     167,000          --
   Castle Associates(b)..............................    (694,000)   1,689,000
   Trump Casino Services, L.L.C.(b)..................         --           --
   Trump Organization(b).............................      64,000      184,000
   THCR Holdings(b)..................................   1,576,000    3,935,000
                                                      -----------  -----------
                                                      $ 1,298,000  $ 5,237,000
                                                      ===========  ===========

  (a) Plaza Associates leases two parcels of land under long-term ground leases from Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Seashore Associates"). In 1994, 1995 and 1996, Plaza Associates paid $900,000, $950,000 and $1,000,000, respectively, to Seashore Four, and paid $1,000,000, $1,195,000 and $981,000 in 1994, 1995 and 1996, respectively, to
Seashore Associates. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Seashore Associates in September 1996 for $10,000,000 and $14,500,000, respectively.

  (b) Plaza Associates engages in various transactions with the other Atlantic City hotel/casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include utilization of fleet maintenance and limousine services, certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

  Trump Casino Services, L.L.C. ("TCS"), a New Jersey limited liability company, was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, Plaza Associates, Castle Associates and Taj Associates.

 Services Agreement

  Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates pays TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimburses TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, approximately $1,300,000, $1,300,000 and $1,000,000 was charged to expense for the years ended December 31, 1994, 1995 and 1996.

 Trump World's Fair

  Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) Trump World's Fair (including the land, improvements and personal property used in the operation of the hotel) and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical (the "Chemical Notes") which are secured by certain real estate assets located in New York, unrelated to Plaza Associates. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the option to purchase the Trump World's Fair was exercised. The option price of $60,000,000 was

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
funded with $58,150,000 from the capital contributed by THCR Holdings (See
Note 1), and $1,850,000 of option payments made by Plaza Associates.

 Other Payments to Donald J. Trump

  During 1994, Plaza Associates paid to Trump $1,000,000 under a Construction Management Service Agreement. The payment was made for construction management services rendered by Trump with respect to Trump Plaza East. This payment was capitalized as part of the cost of the building.

  During 1994, Plaza Associates also paid Trump a commission of approximately $572,000 for securing a retail lease at Trump Plaza. The commission has been capitalized and is being amortized to expense over the 10-year term of the lease.

 Trump Plaza East

  Under an agreement with Midlantic National Bank, Trump had (i) an option to acquire Trump Plaza East and (ii) had a lease agreement for Trump Plaza East which would expire on June 30, 1998 requiring $260,000 per month in lease payments. In October 1993, Plaza Associates assumed the option and the lease agreement from Trump.

  Until such time as the Trump Plaza East Purchase Option was exercised or expired, Plaza Associates was obligated, from and after the date it entered into the Trump Plaza East Purchase Option, to pay the net expenses associated with Trump Plaza East. During 1995 and for part of 1996, Plaza Associates incurred approximately $2,340,000 and $1,100,000, respectively, of such expenses of which $2,045,000 and $348,000, respectively, are included in non-operating expenses in the accompanying consolidated financial statements.

  In connection with the Taj Merger Transaction described in Note 1, Plaza Associates exercised its option to acquire Trump Plaza East. The purchase price of $28,084,000 has been included in land and building in the accompanying financial statements.

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, accrued interest receivables and payables are based on the short term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

  The estimated fair values of other financial instruments are as follows:

                                                        DECEMBER 31, 1996
                                                  ------------------------------
                                                  CARRYING AMOUNT   FAIR VALUE
                                                  --------------- --------------
     Trump AC Mortgage Notes..................... $1,200,000,000  $1,188,000,000

  The fair values of the Trump AC Mortgage Notes are based on quoted market prices as of December 31, 1996.

  There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
(9) FINANCIAL INFORMATION--TRUMP AC FUNDING

  Financial information relating to Trump AC Funding as of December 31, 1996 and for the period from April 17, 1996 to December 31, 1996 is as follows:

     Total Assets (including First Mortgage Note receivable of
      $1,200,000,000 and related interest receivable)........... $1,222,500,000
                                                                 ==============
     Total Liabilities and Capital (including AC Notes payable
      of $1,200,000,000 and related interest payable)........... $1,222,500,000
                                                                 ==============
     Interest Income............................................ $   95,250,000
                                                                 ==============
     Interest Expense........................................... $   95,250,000
                                                                 ==============
     Net Income................................................. $          --
                                                                 ==============

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and  Subsidiaries:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trump Atlantic City Associates and Subsidiaries (Partnerships) included in this Form 10-K and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Partnerships' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 7, 1997

                                                                    SCHEDULE II

                      TRUMP ATLANTIC CITY ASSOCIATES AND
                                 SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             BALANCE AT  CHARGED TO    OTHER         BALANCE AT
                              BEGINNING  COSTS AND    CHANGES          END OF
                              OF PERIOD   EXPENSES  (DEDUCTIONS)       PERIOD
                             ----------- ---------- ------------     -----------
YEAR ENDED DECEMBER 31,
 1996:
  Allowance for doubtful ac-
   counts................... $ 8,077,000 $8,598,000 $   680,000 (C)  $17,355,000
                             =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds............... $ 1,077,000 $3,477,000 $ 7,907,000 (D)  $12,461,000
                             =========== ========== ===========      ===========
YEAR ENDED DECEMBER 31,
 1995:
  Allowance for doubtful ac-
   counts................... $ 8,493,000 $1,057,000 $(1,473,000)(A)  $ 8,077,000
                             =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds............... $ 2,174,000 $1,141,000 $(2,238,000)(B)  $ 1,077,000
                             =========== ========== ===========      ===========
YEAR ENDED DECEMBER 31,
 1994:
  Allowance for doubtful ac-
   counts................... $10,616,000 $  323,000 $(2,446,000)(A)  $ 8,493,000
                             =========== ========== ===========      ===========
  Valuation allowance for
   interest differential on
   CRDA bonds............... $ 2,981,000 $  838,000 $(1,645,000)(B)  $ 2,174,000
                             =========== ========== ===========      ===========

---------------------
(A) Write-off of uncollectible accounts.
(B) Adjustment of allowance applicable to contribution of CRDA deposits.
(C) Includes $(6,916,000) representing the write-off of uncollectible amounts and $7,596,000 which represents Taj Associates' beginning balance as of April 17, 1996.
(D) Includes $(464,000) representing the adjustment of allowance applicable to CRDA contributions and $8,371,000 which represents Taj Associates' beginning balance as of April 17, 1996.

                                 EXHIBIT INDEX

   EXHIBIT
     NO.                        DESCRIPTION OF EXHIBIT
   -------                      ----------------------
   10.73   Employment Agreement, dated October 14, 1996, between Trump Taj
            Mahal Associates and Patrick J. O'Malley.
   10.74   Employment Agreement, dated May 3, 1996, between Trump Taj Mahal
            Associates and Loretta I. Viscount.
   10.75   Employment Agreement, dated April 17, 1995, between Trump Plaza
            Associates and Steven C. Hann.
   21      List of Subsidiaries of Trump Atlantic City Associates.
   27.1    Financial Data Schedule of Trump Atlantic City Funding, Inc.
   27.2    Financial Data Schedule of Trump Atlantic City Associates.