Form 10-Q
period 1997-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC
filed 1997-05-14
CIK 897729, 1006918

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)

                                   ----------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
     YES  X            NO___
         ---

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP ATLANTIC CITY FUNDING, INC. AS OF MAY 9, 1997 WAS 100.

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

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                   ----------

                               INDEX TO FORM 10-Q

                                                                        PAGE NO.
                                                                        --------
PART I -- FINANCIAL INFORMATION

 ITEM 1 -- Financial Statements

   Condensed Consolidated Balance Sheets of Trump Atlantic City
     Associates and Subsidiaries as of March 31, 1997 (unaudited)
     and December 31, 1996 ...............................................    1

   Condensed Consolidated Statements of Operations of Trump
     Atlantic City Associates and Subsidiaries for the Three
     Months Ended March 31, 1997 and 1996 (unaudited) ....................    2

   Condensed Consolidated Statement of Capital of Trump Atlantic
     City Associates and Subsidiaries for the Three Months Ended
     March 31, 1997 (unaudited) ..........................................    3

   Condensed Consolidated Statements of Cash Flows of Trump
     Atlantic City Associates and Subsidiaries for the Three Months
     Ended March 31, 1997 and 1996 (unaudited) ...........................    4

   Notes to Condensed Consolidated Financial Statements of Trump
     Atlantic City Associates and Subsidiaries (unaudited) ...............  5-8

 ITEM 2 -- Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................... 9-12

 ITEM 3-- Quantitative and Qualitative Disclosures About
            Market Risk ..................................................   12

PART II -- OTHER INFORMATION

 ITEM 1-- Legal Proceedings ..............................................   13
 ITEM 2-- Changes in Securities ..........................................   13
 ITEM 3-- Defaults Upon Senior Securities ................................   13
 ITEM 4-- Submission of Matters to a Vote of Security Holders ............   13
 ITEM 5-- Other Information ..............................................   13
 ITEM 6-- Exhibits and Reports on Form 8-K ...............................   14

SIGNATURES

 SIGNATURE-- Trump Atlantic City Associates ..............................   15
 SIGNATURE-- Trump Atlantic City Funding, Inc. ...........................   16

                         PART I -- FINANCIAL INFORMATION

  ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                    March 31,        December 31,
                                                                                      1997               1996
                                                                                   ----------        -----------
                                                                                   (unaudited)
  CURRENT ASSETS:
    Cash and cash equivalents ..................................................   $  100,301         $   71,320
    Receivables, net ...........................................................       47,170             45,231
    Inventories ................................................................        9,384              9,393
    Due from affiliates, net ...................................................        7,195              5,237
    Other current assets .......................................................        5,557              6,495

      Total Current Assets .....................................................      169,607            137,676
                                                                                   ----------         ----------
  PROPERTY AND EQUIPMENT, net ..................................................    1,466,622          1,456,267
  DEFERRED LOAN COSTS, NET .....................................................       37,457             39,153
  OTHER ASSETS .................................................................       26,914             25,910
                                                                                   ----------         ----------
      Total Assets .............................................................   $1,700,600         $1,659,006
                                                                                   ==========         ==========

                             LIABILITIES AND CAPITAL

  CURRENT LIABILITIES:
    Current maturities of long-term debt .......................................    $   9,371         $    9,410
    Accounts payable and accrued expenses ......................................       89,931             77,942
    Accrued interest payable ...................................................       56,910             23,160
                                                                                   ----------         ----------
      Total Current Liabilities ................................................      156,212            110,512

  LONG-TERM DEBT, net of current maturities ....................................    1,206,910          1,207,795
  OTHER LONG-TERM LIABILITIES ..................................................        4,059              4,569
  DISTRIBUTION PAYABLE TO TRUMP PLAZA FUNDING, INC. ............................        3,822              3,822
  DEFERRED STATE INCOME TAXES ..................................................          450                450
                                                                                   ----------         ----------
      Total Liabilities ........................................................    1,371,453          1,327,148
                                                                                   ----------         ----------

  CAPITAL:
    Partners' Capital ..........................................................      373,790            363,646
    Accumulated Deficit ........................................................      (44,643)          (31,788)
                                                                                   ----------         ----------
    Total Capital ..............................................................      329,147            331,858
                                                                                   ----------         ----------
      Total Liabilities and Capital ............................................   $1,700,600         $1,659,006
                                                                                   ==========         ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                             THREE MONTHS
                                                            ENDED MARCH 31,
                                                       -------------------------
                                                          1997           1996
                                                       ---------       ---------
REVENUES:
  Gaming ........................................       $215,143       $ 74,270
  Rooms .........................................         17,688          5,798
  Food and Beverage .............................         26,346         11,383
  Other .........................................          7,139          2,100
                                                        --------       --------
    Gross Revenues ..............................        266,316         93,551
Less--Promotional allowances ....................         29,963         10,683
                                                        --------       --------
    Net Revenues ................................        236,353         82,868
                                                        --------       --------
COSTS AND EXPENSES:
  Gaming ........................................        134,418         44,126
  Rooms .........................................          6,493          2,271
  Food and Beverage .............................          9,743          4,094
  Pre-Opening ...................................           --              479
  General and Administrative ....................         42,746         17,698
  Depreciation and Amortization .................         20,761          4,523
                                                        --------       --------
                                                         214,161         73,191
                                                        --------       --------
    Income from operations ......................         22,192          9,677
                                                        --------       --------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income ...............................            814            195
  Interest expense ..............................        (35,861)        (9,751)
  Other non-operating expense ...................           --           (1,375)
                                                        --------       --------
                                                         (35,047)       (10,931)
                                                        --------       --------
NET LOSS ........................................       $(12,855)      $ (1,254)
                                                        ========       ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          RETAINED
                                                          EARNINGS
                                            PARTNERS'   (ACCUMULATED
                                             CAPITAL      DEFICIT)       TOTAL
                                            --------    ------------   ---------
Balance, December 31, 1996 .............    $363,646      $(31,788)    $331,858

Net  Loss ..............................         --        (12,855)     (12,855)

Contributed Capital-- Trump Hotels &
 Casino Resorts Holdings, L.P. .........      10,144           --        10,144
                                            --------      --------     --------
Balance, March 31, 1997 ................    $373,790      $(44,643)    $329,147
                                            ========      ========     ========

          The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                           1997        1996
                                                         --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................    $(12,855)    $(1,254)
Adjustments to reconcile net loss to net cash
 flows from operating activities --
  Noncash charges --
   Depreciation and amortization ....................      20,761       4,523
   Accretion of discounts on indebtedness ...........        --           112
   Provisions for losses on receivables .............       1,832         317
   Amortization of deferred loan offering costs .....       1,696         448
   Utilization of CRDA credits and donations ........        --          --
   Valuation allowance of CRDA investments ..........       1,217          86
                                                         --------     -------
                                                           12,651       4,232
Changes in assets and liabilities:
   Increase in receivables ..........................      (3,771)       (798)
   Decrease (increase) in inventories ...............           9         (31)
   Increase in advances from affiliates .............      (1,958)       (770)
   Decrease in other current assets .................       1,121         570
   (Increase) decrease in other assets ..............        (879)        512
   Increase in accounts payable and accrued
     expenses .......................................      12,671       4,187
   Increase in accrued interest payable .............      33,750       8,970
   Decrease in other long-term liabilities ..........        (510)       --
                                                         --------     -------
Net cash provided by operating activities ...........      53,084      16,872
                                                         --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net .............     (29,412)     28,053)
Purchase of CRDA investments ........................      (2,429)       (926)
                                                         --------     -------
Net cash used in Investing Activities ...............     (31,841)     28,979)
                                                         --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Additional borrowings ..............................        --         1,152
 Payments and current maturities of
   long-term debt ...................................      (2,406)       (777)
 Capital contributed from Trump Hotels & Casino
   Resorts Holdings, L.P. ...........................      10,144      16,000
                                                         --------     -------
      Net cash provided by financing activities .....       7,738      16,375
                                                         --------     -------
      Net increase in cash & cash equivalents .......      28,981       4,268
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......      71,320      15,937
                                                         --------     -------
CASH AND CASH EQUIVALENTS AT MARCH 31 ...............    $100,301     $20,205
                                                         ========     =======
CASH INTEREST PAID ..................................         398     $   205
                                                         ========     =======
Supplemental Disclosure of noncash activities:
 Purchase of property and equipment .................    $  1,400        --
                                                         ========     =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) CONDENSED FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership formerly known as Trump Plaza Holding Associates ("Trump AC"), and its 99% owned subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Corporation, a Delaware Corporation ("TACC"), Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"), and Trump Communications, L.L.C., a New Jersey limited liability company. Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") (See
Note 2). Trump AC and Trump AC Funding have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the Trump AC Mortgage Notes (as defined in Note 2) to distribute funds to Trump AC.

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

      The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for a full year.

      The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of Trump AC's direct and indirect subsidiaries; (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Trump AC Mortgage Notes on a joint and several basis; (iii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Trump AC on a consolidated basis; and (iv) the separate financial and other disclosures concerning the Subsidiary Guarantors are not deemed material to investors.

      Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) PUBLIC OFFERINGS AND MERGER

      On June 12, 1995, Trump Hotels & Casino Resorts, Inc. ("THCR") completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "THCR Common Stock"), at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings, a then 60% subsidiary of THCR, and its subsidiary Trump Hotels & Casino Resorts Funding, Inc. issued 15 1/2% Senior Secured Notes due 2005 for gross proceeds of $155,000,000 (together with the 1995 Stock Offering, the "1995 Offerings"). From the proceeds of the 1995 Stock Offering, THCR contributed $126,848,000 to THCR Holdings. THCR Holdings subsequently contributed $172,859,000 to Trump AC.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                   (UNAUDITED)

      On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), pursuant to which a wholly owned subsidiary of THCR was merged (the "Taj Merger") with and into Taj Mahal Holding Corp., a Delaware corporation now known as THCR Holding Corp. ("Taj Holding"), each outstanding share of Class A Common Stock of Taj Holding, par value $.01 per share (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Donald J. Trump ("Trump") held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, par value $.01 per share, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

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

            (c) the public offerings by (i) THCR of 12,500,000 shares of THCR Common Stock (plus 750,000 shares of THCR Common Stock issued in connection with the partial exercise of the underwriters' over-allotment opinion) (the "1996 Stock Offering") for net proceeds of $386,062,000 and
      (ii) Trump AC and Trump AC Funding, Trump AC's wholly owned finance subsidiary, of $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (together with the 1996 Stock Offering, the "1996 Offerings");

            (d) the redemption of the outstanding shares of Taj Holding's Class B Common Stock, par value $.01 per share, immediately prior to the Taj Merger Transaction for $.50 per share in accordance with its terms;

            (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 of Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

            (f) the retirement of the outstanding 10 7/8 Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc.;

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

            (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

            (k) the issuance to Trump of warrants to purchase an aggregate of
      1.8 million shares of THCR Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999 at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000 at $35 per share and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001 at $40 per share.

      The Taj Merger Transaction has been accounted for as a "purchase" for accounting and reporting purposes and the results of Taj Associates have been included in the accompanying financial statements since the date of acquisition. Accordingly, the excess of the purchase price over the fair value of the net assets acquired

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                   (UNAUDITED)

($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis, consists of the following:

            a) $40,500,000, representing the payment of $30.00 for each of the 1,350,000 outstanding shares of Taj Holding Class A Common Stock. Holders of 298,739 shares of Taj Holding Class A Common Stock elected to receive 323,423 shares of THCR Common Stock and holders of 1,051,261 shares of Taj Holding Class A Common Stock elected to receive $31,181,000 in cash;

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

      Unaudited pro forma information, assuming that the Taj Merger Transaction had occurred on January 1, 1996,is as follows:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1996
                                                              ------------------
             Net Revenues ................................       $208,238,000
             Income from operations ......................         20,507,000
             Net loss ....................................       $(14,705,000)

      The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                   (UNAUDITED)

(3) LONG-TERM DEBT

      Long-term debt consists of the following:

                                             MARCH 31, 1997    DECEMBER 31, 1996
                                             --------------    -----------------
            Trump AC Mortgage Notes (A) ...  $1,200,000,000     $1,200,000,000
            Mortgage notes payable ........       3,291,000          3,407,000
            Other notes payable ...........      12,990,000         13,798,000
                                             --------------     --------------
                                              1,216,281,000      1,217,205,000
             Less--Current maturities .....       9,371,000         9,410,000
                                             --------------     --------------
                                             $1,206,910,000     $1,207,795,000
                                             ==============     ==============

      (A) In connection with the Taj Merger Transaction, $1,200,000,000 of Trump AC Mortgage Notes were issued by Trump AC and Trump AC Funding. The proceeds of the offering of Trump AC Mortgage Notes were used to complete the Taj Merger Transaction, as discussed in Note 2. Costs associated with the issuance of the Trump AC Mortgage Notes, totalling approximately $44,200,000, are being amortized using the effective interest method over the term of the Trump AC Mortgage Notes.

(4) TRUMP WORLD'S FAIR

      Under an Option Agreement with Chemical Bank ("Chemical"), Trump had an option to purchase (i) Trump World's Fair (including the land, improvements and personal property used in the operation of the hotel) (the "Trump World's Fair Purchase Option") and (ii) certain promissory notes made by Trump and/or certain of his affiliates and payable to Chemical which are secured by certain real estate assets located in New York, unrelated to Plaza Associates or Trump AC. In connection with such Option Agreement, Trump assigned his rights to Plaza Associates. On June 12, 1995, the Trump World's Fair Purchase Option was exercised. The option price of $60,000,000 was funded with $58,150,000 from the capital contributed by THCR Holdings (see Note 2) and $1,850,000 of option payments made by Plaza Associates. In May 1996, Trump World's Fair was opened and integrated into Trump Plaza.

(5) CASINO LICENSES

      The operation of an Atlantic City casino hotel is subject to significant regulatory controls which affect virtually all of its operations. Under the New Jersey Casino Control Act (the "Casino Control Act"), Plaza Associates, Taj Associates and Trump Services are required to maintain certain licenses.

      In June 1995, the New Jersey Casino Control Commission (the "CCC") renewed Plaza Associates' license to operate Trump Plaza through June 1999. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 1999. In June 1996, the CCC also granted Trump Services a license through July 1997. All of these licenses are not transferable and their renewal will include a financial review of the relevant operating entities. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

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

      The indenture under which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the CCC.

      With proceeds from the 1995 Offerings, THCR Holdings made a capital contribution of $172,859,000 in Trump AC and Plaza Associates. This contribution was used to repurchase and redeem the 12 1/2% Pay-In-Kind Notes due 2003 (the "Plaza PIK Notes") and related warrants (together with related accrued interest), exercise the Trump World's Fair Purchase Option and purchase Trump World's Fair and to fund construction costs incurred in the renovation and integration of Trump Plaza East. The renovation of Trump Plaza East was completed in February 1996, and Trump World's Fair in May 1996.

      Capital expenditures for Trump AC were $29,412,000 for the three months ended March 31, 1997, an increase of approximately $1,359,000 or 4.8% from the comparable period in 1996. Capital expenditures for improvements to Trump Plaza's existing facilities were $4,253,000 and $2,378,000 for the three months ended March 31, 1997 and 1996, respectively. Capital expenditures attributable to Trump Plaza East were approximately $4,611,000 for the three months ended March 31, 1996. Capital expenditures attributable to Trump World's Fair were approximately $22,428,000 for the three months ended March 31, 1996.

      On January 2, 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs of $10,144,000 were paid and contributed by THCR.

      Capital expenditures attributable to the Taj Mahal were $15,015,000 for the three months ended March 31, 1997. Capital expenditures for improvements to existing facilities were approximately $2,340,000 for the three months ended March 31, 1997. Capital expenditures attributable to the expansion of the facility were approximately $12,675,000 for the three months ended March 31, 1997

      The expansion at the Taj Mahal (the "Taj Mahal Expansion") consists of the construction of a new 15-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which is expected to be completed in May 1997 and an approximate 7,000 square-foot casino expansion with 250 slot machines expected to be completed in June 1997. It is expected that the budget for the Taj Mahal Expansion of approximately $41.7 million will be funded principally out of cash from operations of Taj Associates and Plaza Associates.

      At March 31, 1997, Trump AC had combined working capital of $13,395,000 which included a receivable from the New Jersey Casino Reinvestment Development Authority (the "CRDA") of approximately $2,836,000 for reimbursable improvements made to Trump Plaza East.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

      The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates at March 31, 1997, its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

      Comparison of Three-Month Periods Ended March 31, 1997 and 1996. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended March 31, 1997 and for Plaza Associates for the three months ended March 31, 1996:

                                           THREE MONTHS ENDED MARCH 31,
                                  ----------------------------------------------
                                     1996       1997         1997        1997
                                     PLAZA      PLAZA         TAJ        TOTAL
                                  ASSOCIATES  ASSOCIATES  ASSOCIATES   TRUMP AC
                                  ----------  ----------  ----------   --------
                                                  (IN THOUSANDS)

Revenues:
  Gaming ........................  $ 74,270    $ 86,870    $128,273   $215,143
  Other .........................    19,281      24,510      26,663     51,173
                                   --------    --------    --------   --------
  Gross Revenues ................    93,551     111,380     154,936    266,316
Less: Promotional Allowances ....    10,683      13,423      16,540     29,963
                                   --------    --------    --------   --------
  Net Revenues ..................    82,868      97,957     138,396    236,353
                                   --------    --------    --------   --------
Costs and Expenses:
  Gaming ........................    44,126      55,222      79,196    134,418
  Pre-opening ...................       479        --          --         --
  General & Administrative ......    17,698      20,514      22,240     42,746
  Depreciation & Amortization ...     4,523       6,539      14,200     20,761
  Other .........................     6,365       8,632       7,604     16,236
                                   --------    --------    --------   --------
  Total Costs and Expenses ......    73,191      90,907     123,240    214,161
                                   --------    --------    --------   --------
Income from Operations ..........     9,677       7,050      15,156     22,192
                                   --------    --------    --------   --------
 Non-Operating Income (Expense) .    (1,180)        160         390        814
 Interest Expense ...............    (9,751)    (12,193)    (23,668)   (35,861)
                                   --------    --------    --------   --------
 Total Non-Operating Expense ....   (10,931)    (12,033)    (23,278)   (35,047)
                                   --------    --------    --------   --------
Net Loss ........................  $ (1,254)   $ (4,983)   $ (8,122)  $(12,855)
                                   ========    ========    ========   ========

      Gaming revenues were $215,143,000 for the three months ended March 31, 1997, an increase of $140,873,000 or 189.7% from gaming revenues of $74,270,000 for the comparable period in 1996. This increase in gaming revenues consists of $128,273,000 from Taj Associates in addition to a $12,600,000 or 17.0% increase in Plaza Associates' table games and slot revenues. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as marketing initiatives.

      Slot revenues were $131,281,000 for the three months ended March 31, 1997, an increase of $81,449,000 or 163.4% from slot revenues of $49,832,000 for the comparable period in 1996. This increase is directly attributable to the acquisition of Taj Associates which contributed $66,392,000 in slot revenues. Plaza Associates' slot revenues were $64,889,000 for the three months ended March 31, 1997, an increase of $15,057,000 or 30.2% from slot revenues of $49,832,000 for the three months ended March 31, 1996. Plaza Associates' increase is due to the addition of 1,519 slot machines at Trump World's Fair as well as management's marketing programs.

      Table games revenues were $79,309,000 for the three months ended March 31, 1997, an increase of $54,871,000 or 224.5% from $24,438,000 for the comparable period in 1996. This increase is attributable to the acquisition of Taj Associates which contributed $57,328,000 in table games revenues with a corresponding $317,956,000 of table games drop (i.e., the dollar value of chips purchased). Plaza Associates' table games revenues of $21,981,000 for the three months ended March 31, 1997 decreased by $2,456,000 or 10.1% from the comparable period in 1996. Plaza

Associates' decrease is primarily due to an decrease in the hold percentage from 16.9% to 13.8% offset by an increase in table games drop of 10.0% for the three months ended March 31, 1997.

      In addition to table games and slot revenues, Taj Associates' poker/race simulcasting/keno operations generated approximately $3,999,000 in poker revenue, $323,000 in simulcasting revenue, and $231,000 in keno revenues for the three months ended March 31, 1997.

      Other revenues were $51,173,000 for the three months ended March 31, 1997, an increase of $31,892,000 or 165.4% from other revenues of $19,281,000 for the comparable period in 1996. Other revenues include revenues from rooms, food and beverage and miscellaneous items. The increase is primarily attributable to the acquisition of Taj Associates which generated $26,623,000 in other revenues for the three months ended March 31, 1997. Plaza Associates' other revenue was $24,510,000 for the three months ended March 31, 1997, an increase of $5,229,000 or 27.1% from the comparable period in 1996. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair as well as increases in room and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

      Promotional allowances were $29,963,000 for the three months ended March 31, 1997, an increase of $19,280,000 or 180.5% from promotional allowances of $10,683,000 for the three months ended March 31, 1996. Taj Associates generated $16,540,000 in promotional allowances for the three months ended March 31, 1997. Plaza Associates experienced an increase in promotional allowances to $13,423,000 or 25.6% from promotional allowances of $10,683,000 for the comparable period in 1996. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the three months ended March 31, 1997.

      Gaming costs and expenses were $134,418,000 for the three months ended March 31, 1997, an increase of $90,292,000 or 204.6% from $44,126,000 for the comparable period in 1996. This increase is primarily attributable to Taj Associates' gaming costs and expenses of $79,196,000 for the three months ended March 31, 1997. Gaming costs and expenses for Plaza Associates were $55,222,000, an increase of $11,096,000 or 25.1% from $44,126,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operating expenses resulting from operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996, as well as taxes associated with increased levels of gaming revenues from the comparable period in 1996.

      General and administrative expenses were $42,746,000 for the three months ended March 31, 1997, an increase of $25,048,000 or 141.5% from general and administrative expenses of $17,698,000 for the comparable period in 1996. This increase is primarily due to the acquisition of Taj Associates which incurred $22,240,000 in general and administrative expenses since its acquisition. Plaza Associates' increase of $2,816,000 over the comparable period is due in part to expenses associated with Trump Plaza East and Trump World's Fair.

      Pre-opening expenses of $479,000 were incurred by Plaza Associates for the three months ended March 31, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996.

      Other expenses were $16,236,000 for the three months ended March 31, 1997, an increase of $9,871,000 or 155.1% from the comparable period in 1996. Other expenses include costs associated with operating Trump Plaza's and the Taj Mahal's hotels. The increase over the comparable period reflects Taj Associates' $7,604,000 of other expenses. Plaza Associates' other expenses increased by $2,267,000 or 35.6% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996.

      Income from operations was $22,192,000 for the three months ended March 31, 1997, an increase of $12,515,000 or 129.3% from income from operations of $9,677,000 for the comparable period in 1996. Taj Associates contributed $15,156,000 of income from operations for the three months ended March 31, 1997. Plaza Associates contributed $7,050,000 during the three months ended March 31, 1997, a decrease of $2,627,000 or 27.1% from the comparable period in 1996.

      Interest expense was $35,861,000 for the three months ended March 31, 1997, an increase of $26,110,000 or 267.8% from interest expense of $9,751,000 for the comparable period in 1996. This increase is attributable to the acquisition of Taj Associates, which has incurred $23,668,000 of interest expense for the three months ended March 31, 1997. Plaza Associates reflects an increase of $2,442,000 in interest expense due in part to the issuance of the Trump AC Mortgage Notes.

SEASONALITY

      The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1997 are not necessarily indicative of the operating results for a full year.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 3 and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

      Plaza Associates and Taj Associates, their partners, certain members of their former Executive Committee and certain of their employees, have been and are involved in various legal proceedings. In general, Plaza Associates and Taj Associates have agreed to indemnify such persons and entities, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to vigorously contest any future proceedings.

      On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey, the New Jersey Department of Transportation, the South Jersey Transportation Authority, the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. The defendants then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court decided that the matter should be heard in the New Jersey State Court. Oral arguments were heard in the New Jersey State Court on May 9, 1997. A decision is expected in the near future.

      Various other legal proceedings are now pending against Plaza Associates and Taj Associates. Except as set forth on Trump AC's and Trump AC Funding's Annual Report on Form 10-K for the year ended December 31, 1996, Trump AC considers all such proceedings to be ordinary litigation incident to the character of its business and not material to its business or financial condition. The majority of such claims are covered by liability insurance (subject to applicable deductibles), and Trump AC believes that the resolution of these claims, to the extent not covered by insurance, will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations of Plaza Associates or Taj Associates.

ITEM 2 -- CHANGES IN SECURITIES

      None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 -- OTHER INFORMATION

      None.

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

      A. EXHIBITS:

         EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
         ----------                   ----------------------

           27.1     Financial Data Schedule of Trump Atlantic City Associates.

           27.2     Financial Data Schedule of Trump Atlantic City Funding, Inc.

B. CURRENT REPORTS ON FORM 8-K:

      The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 1997 and ending March 31, 1997.

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

Date: May 14, 1997


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

                                 TRUMP ATLANTIC CITY FUNDING, INC.
                                           (Registrant)

Date: May 14, 1997

                                 By: /s/ NICHOLAS L. RIBIS
                                     -----------------------------------------
                                         NICHOLAS L. RIBIS
                                         CHIEF EXECUTIVE OFFICER AND PRESIDENT
                                         (DULY AUTHORIZED OFFICER AND
                                         PRINCIPAL FINANCIAL OFFICER)