Form 10-Q
period 1997-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC
filed 1997-08-14
CIK 897729, 1006918

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                               -------------------

                         COMMISSION FILE NUMBER: 333-643


                         TRUMP ATLANTIC CITY ASSOCIATES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                 22-3213714
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


              2500 BOARDWALK
         ATLANTIC CITY, NEW JERSEY                             08401
 ---------------------------------------                    ----------
 (Address of principal executive offices)                   (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                        COMMISSION FILE NUMBER: 333-643

                        TRUMP ATLANTIC CITY FUNDING, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                 22-3418939
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


              2500 BOARDWALK
         ATLANTIC CITY, NEW JERSEY                              08401
  ---------------------------------------                     ----------
  (Address of principal executive offices)                    (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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
                                                       YES  X   NO
                                                           ----    ----


     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP ATLANTIC CITY FUNDING, INC. AS OF AUGUST 14, 1997 WAS 100.


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

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                       PAGE NO.
                                                                       --------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

   Condensed Consolidated Balance Sheets of Trump Atlantic
     City Associates and Subsidiaries as of June 30, 1997
     (unaudited) and December 31, 1996..............................        1

   Condensed Consolidated Statements of Operations of Trump
     Atlantic City Associates and Subsidiaries for the Three
     and Six Months Ended June 30, 1997 and 1996 (unaudited)........        2

   Condensed Consolidated Statement of Capital of Trump
     Atlantic City Associates and Subsidiaries for the Six Months
     Ended June 30, 1997 (unaudited)................................        3

   Condensed Consolidated Statements of Cash Flows of Trump
     Atlantic City Associates and Subsidiaries for the Six Months
     Ended June 30, 1997 and 1996 (unaudited).......................        4

   Notes to Condensed Consolidated Financial Statements of Trump
     Atlantic City Associates and Subsidiaries (unaudited)..........       5-7

ITEM 2 -- Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................       8-13
ITEM 3 -- Quantitative and Qualitative Disclosures
             About Market Risk......................................        13
PART II -- OTHER INFORMATION
 ITEM 1 -- Legal Proceedings........................................        14
 ITEM 2 -- Changes in Securities....................................        14
 ITEM 3 -- Defaults Upon Senior Securities..........................        14
 ITEM 4 -- Submission of Matters to a Vote of Security Holders......        14
 ITEM 5 -- Other Information........................................        14
 ITEM 6 -- Exhibits and Reports on Form 8-K.........................        15

SIGNATURES

 SIGNATURE -- Trump Atlantic City Associates........................        16
 SIGNATURE -- Trump Atlantic City Funding, Inc. ....................        17

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                     ----------    ------------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents......................    $   47,885     $   71,320
  Receivables, net...............................        52,709         45,231
  Inventories....................................         9,435          9,393
  Advances to affiliates, net....................         7,777          5,237
  Other current assets...........................         8,806          6,495
                                                     ----------     ----------
    Total Current Assets.........................       126,612        137,676
PROPERTY AND EQUIPMENT, NET......................     1,474,661      1,456,267
DEFERRED LOAN COSTS, NET.........................        35,808         39,153
OTHER ASSETS.....................................        28,910         25,910
                                                     ----------     ----------
    Total Assets.................................    $1,665,991     $1,659,006
                                                     ==========     ==========

                    LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
  Current maturities of long-term debt...........    $   10,255     $    9,410
  Accounts payable and accrued expenses..........        87,077         77,942
  Accrued interest payable.......................        23,216         23,160
                                                     ----------     ----------
    Total Current Liabilities....................       120,548        110,512
LONG-TERM DEBT, net of current maturities........     1,205,741      1,207,795
OTHER LONG-TERM LIABILITIES .....................         3,609          4,569
DISTRIBUTION PAYABLE TO TRUMP PLAZA
 FUNDING, INC. ..................................         3,822          3,822
DEFERRED STATE INCOME TAXES......................           450            450
                                                     ----------     ----------
    Total Liabilities............................     1,334,170      1,327,148
                                                     ----------     ----------
CAPITAL:
  Partners' Capital..............................       373,790        363,646
  Accumulated Deficit............................       (41,969)       (31,788)
                                                     ----------     ----------
  Total Capital..................................       331,821        331,858
                                                     ----------     ----------
    Total Liabilities and Capital................    $1,665,991     $1,659,006
                                                     ==========     ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                             TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                               (UNAUDITED)
                                              (IN THOUSANDS)

                                                         THREE MONTHS                    SIX MONTHS
                                                         ENDED JUNE 30,                ENDED JUNE 30,
                                                  ------------------------        ------------------------
                                                   1997             1996            1997            1996
                                                  -----             ----            ----            ----
REVENUES:
  Gaming....................................     $232,498         $205,760        $447,641        $280,030
  Rooms.....................................       21,336           18,356          39,024          24,154
  Food and Beverage.........................       29,781           26,919          56,127          38,302
  Other.....................................        8,611            6,226          15,750           8,326
                                                 --------         --------        --------        --------
    Gross Revenues..........................      292,226          257,261         558,542         350,812
Less--Promotional allowances................       35,700           30,711          66,801          43,129
                                                 --------         --------        --------        --------
    Net Revenues............................      256,526          226,550         491,741         307,683
                                                 --------         --------        --------        --------
COSTS AND EXPENSES:
  Gaming....................................      145,193          121,381         279,640         165,359
  Rooms.....................................        7,339            6,081          13,831           8,352
  Food and Beverage.........................        9,552            8,984          18,128          11,491
  General and Administrative................       42,180           38,474          84,928          56,172
  Depreciation and Amortization.............       14,248           16,679          35,009          21,202
  Pre-Opening...............................         --              2,853            --             3,332
                                                 --------         --------        --------        --------
                                                  218,512          194,452         431,536         265,908
                                                 --------         --------        --------        --------
    Income from operations..................       38,014           32,098          60,205          41,775
                                                 --------         --------        --------        --------
NON-OPERATING INCOME
    AND (EXPENSES):
  Interest income...........................          617              434           1,432             629
  Interest expense..........................      (35,957)         (31,831)        (71,818)        (41,582)
  Other non-operating income................          --            10,557            --             9,182
                                                 --------         --------       ---------        --------
                                                  (35,340)         (20,840)        (70,386)        (31,771)
                                                 --------         --------        --------        --------
Income (loss) before extraordinary loss.....        2,674           11,258         (10,181)         10,004
  Extraordinary loss........................          --           (59,132)            --          (59,132)
                                                 --------         --------       ---------        --------
NET INCOME (LOSS)...........................     $  2,674         $(47,874)       $(10,181)       $(49,128)
                                                 ========         ========        ========        ========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                             TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                                  FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                               (UNAUDITED)
                                              (IN THOUSANDS)

                                                                                   RETAINED
                                                                                   EARNINGS
                                                                   PARTNERS'     (ACCUMULATED
                                                                    CAPITAL         DEFICIT)        TOTAL
                                                                   --------      ------------       -----
Balance, December 31, 1996.................................        $363,646        $(31,788)       $331,858
Net  Loss..................................................             --          (10,181)        (10,181)
Contributed Capital -- Trump Hotels & Casino Resorts
 Holdings, L.P. ...........................................          10,144            --            10,144
                                                                   --------        --------        --------
Balance, June 30, 1997.....................................        $373,790        $(41,969)       $331,821
                                                                   ========        ========        ========


               The accompanying notes are an integral part of this
                   condensed consolidated financial statement.

                      TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                        (UNAUDITED)
                                      (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  -------------------------
                                                                    1997              1996
                                                                  -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ....................................................     $(10,181)     $   (49,128)
Adjustments to reconcile net loss to net cash flows from
 operating activities --
  Noncash charges --
     Extraordinary loss .....................................         --             59,132
   Depreciation and amortization ............................       35,009           21,202
   Accretion of discounts on indebtedness ...................         --                132
   Provisions for losses on receivables .....................        4,378            1,547
   Amortization of deferred loan offering costs .............        3,345            2,045
   Deferred income taxes ....................................         --                (14)
   Valuation allowance of CRDA investments and utilization of
     credits and donations ..................................        1,932              894
                                                                  --------      -----------
                                                                    34,483           35,810
Changes in assets and liabilities:
   Increase in receivables ..................................      (11,856)         (19,311)
   Increase in inventories ..................................          (42)             (74)
   Increase in advances to affiliates .......................       (2,540)          (2,109)
   Increase in other current assets .........................       (2,215)          (5,451)
   (Increase) decrease in other assets ......................         (178)             836
   Increase in accounts payable and accrued expenses ........        8,871            5,114
   Increase (decrease) in accrued interest payable ..........           56          (19,723)
   Increase (decrease) in other long-term liabilities .......         (960)            (450)
                                                                  --------      -----------
Net cash provided (used) by operating activities ............       25,619           (5,358)
                                                                  --------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net .....................      (51,215)        (158,865)
Purchase of CRDA investments ................................       (5,085)          (1,862)
Purchase of Taj Holding, net of cash acquired ...............         --             46,714
                                                                  --------      -----------
Net cash used in Investing Activities .......................      (56,300)        (114,013)
                                                                  --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of other long term debt .............        1,837            5,906
 Payments and current maturities of long-term debt ..........       (4,735)          (4,410)
 Capital contributed from Trump Hotels & Casino
   Resorts Holdings, L.P. ...................................       10,144          204,785
 Retirement of long-term debt ...............................         --         (1,156,836)
 Issuance of Trump AC Mortgage Notes ........................         --          1,200,000
 Retirement of NatWest loan .................................         --            (36,500)
 Cost of issuing debt .......................................         --            (41,042)
                                                                  --------      -----------
      Net cash provided by financing activities .............        7,246          171,903
                                                                  --------      -----------
      Net (decrease) increase in cash & cash equivalents ....      (23,435)          52,532
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............       71,320           15,937
                                                                  --------      -----------
CASH AND CASH EQUIVALENTS AT JUNE 30 ........................     $ 47,885      $    68,469
                                                                  ========      ===========
CASH INTEREST PAID ..........................................     $ 68,355      $    13,933
                                                                  ========      ===========
Supplemental Disclosure of noncash activities:
 Purchase of property and equipment under capitalized
 lease obligations ..........................................     $  1,689            --

THCR purchased all of the capital stock of Taj Holding for
  $31,181 in cash and 323,423 shares of its common stock
  valued at $9,319. In addition, the contribution by
  Trump of his 50% interest in Taj Associates amounting
  to $40,500, net of the $10,000 payment to Bankers
  Trust, was recorded as minority interest. In
  conjunction with the acquisition, the accumulated
  deficit amounting to $108,574 was recorded as an
  increase to Property, Plant and Equipment.
    Fair Value of net assets acquired........................                   $1,005,816
    Cash paid for the capital stock and payment to
      Bankers Trust .........................................                      (41,181)
    Minority interest of Trump...............................                      (30,500)
                                                                                ----------
            Liabilities assumed..............................                   $  934,135
                                                                                ==========


In connection with the purchase of the Specified Parcels in 1996, THCR issued 500,000 shares of its common stock valued at $10,500.



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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for a full year.

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

(2) PUBLIC OFFERINGS AND MERGER

     On June 12, 1995, Trump Hotels & Casino Resorts, Inc. ("THCR") completed a public offering of 10,000,000 shares of its common stock, par value $.01 per share (the "THCR Common Stock"), at $14.00 per share (the "1995 Stock Offering") for gross proceeds of $140,000,000. Concurrent with the 1995 Stock Offering, THCR Holdings, a then 60% subsidiary of THCR, and its subsidiary Trump Hotels & Casino Resorts Funding, Inc. issued 151 /2% Senior Secured Notes due 2005 for gross proceeds of $155,000,000 (together with the 1995 Stock Offering, the "1995 Offerings"). From the proceeds of the 1995 Stock Offering, THCR contributed $126,848,000 to THCR Holdings. THCR Holdings subsequently contributed $172,859,000 to Trump AC.

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

     Unaudited pro forma information, assuming that the Taj Merger Transaction had occurred on January 1, 1996, is as follows:

                                                         SIX MONTHS ENDED
                                                           JUNE 30, 1996
                                                         ----------------
Net Revenues...................................            $458,393,000
Income from operations.........................              51,547,000
Loss before extraordinary loss.................              (9,706,000)
Extraordinary loss.............................             (59,132,000)
Net loss.......................................            $(68,838,000)

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

(3) PROPERTY AND EQUIPMENT

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three and six months ended June 30, 1997, the net effect of applying these new lives was to increase net income by $1,926,000.

ITEM 2 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Capital expenditures for Trump AC were $51,215,000 for the six months ended June 30, 1997. Capital expenditures for the six months ended June 30, 1996 includes Trump Plaza East and Trump World's Fair expansions of $37,028,000 and $51,418,000, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs were $10,144,000.

     Capital expenditures attributable to the Taj Mahal were $29,603,000 for the six months ended June 30, 1997 and $68,677,000 for the period from inception, April 17, 1996, to June 30, 1996. Capital expenditures for improvements to existing facilities were approximately $5,147,000 for the six months ended June 30, 1997 and $6,040,000 for the period from inception, April 17, 1996, to June 30, 1996. Capital expenditures attributable to the expansion of the facility were approximately $24,456,000 for the six months ended June 30, 1997. Capital expenditures for the period from inception, April 17, 1996, to June 30, 1996 included the purchase of property previously leased upon which a portion of the casino hotel complex is situated for $61,808,000.

     The expansion at the Taj Mahal (the "Taj Mahal Expansion") consists of the construction of a new 15-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997 and an approximate 7,000 square foot casino expansion with 260 slot machines which was completed in July 1997. The costs of the Taj Mahal Expansion of approximately $43,200,000 is being funded principally out of cash from operations.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates at June 30, 1997, its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

     Comparison of Three-Month Periods Ended June 30, 1997 and 1996. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) for the three months ended June 30, 1997 and 1996.


                                                                            THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------------------------------------
                                                       1997         1996         1997          1996          1997           1996
                                                       PLAZA        PLAZA         TAJ           TAJ          TOTAL          TOTAL
                                                     ASSOCIATES    ASSOCIATES   ASSOCIATES   ASSOCIATES     TRUMP AC      TRUMP AC
                                                     ----------    ----------   ----------   ----------     --------      ---------
                                                                                   (in thousands)
Revenues:
    Gaming......................................    $  97,865     $  96,076     $ 134,633     $ 109,684     $ 232,498     $ 205,760
    Other ......................................       28,376        27,144        31,352        24,357        59,728        51,501
                                                    ---------     ---------     ---------     ---------     ---------     ---------
    Gross Revenues .............................      126,241       123,220       165,985       134,041       292,226       257,261
Less: Promotional Allowances ...................       16,732        16,846        18,968        13,865        35,700        30,711
                                                    ---------     ---------     ---------     ---------     ---------     ---------
    Net Revenues ...............................      109,509       106,374       147,017       120,176       256,526       226,550
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Costs & Expenses:
    Gaming .....................................       61,195        57,525        83,998        63,856       145,193       121,381
    Pre-opening ................................         --           2,853          --            --            --           2,853
    General & Administrative ...................       21,388        18,937        20,742        19,537        42,180        38,474
    Depreciation and Amortization ..............        5,458         5,923         8,758        10,756        14,248        16,679
    Other ......................................        8,324         7,223         8,567         7,842        16,891        15,065
                                                    ---------     ---------     ---------     ---------     ---------     ---------
    Total Costs and Expenses ...................       96,365        92,461       122,065       101,991       218,512       194,452
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Income from Operations .........................       13,144        13,913        24,952        18,185        38,014        32,098
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Non-Operating Income (Expense) ...............          142           751           242        10,206           617        10,991
  Interest Expense .............................      (12,198)      (11,991)      (23,759)      (19,840)      (35,957)      (31,831)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Total Non-Operating Expense ..................      (12,056)      (11,240)      (23,517)       (9,634)      (35,340)      (20,840)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
  Extraordinary Loss ...........................         --         (59,132)         --            --            --         (59,132)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
Net Income (Loss)...............................    $   1,088     $ (56,459)    $   1,435     $   8,551     $   2,674     $ (47,874)
                                                    =========     =========     =========     =========     =========     =========


     Gaming revenues were $232,498,000 for the three months ended June 30, 1997, an increase of $26,738,000 or 13.0% from gaming revenues of $205,760,000 for 1996. This increase in gaming revenues consists of $24,949,000 from Taj Associates' gaming revenues over the last year in addition to an increase of $1,789,000 in Plaza Associates' table games and slot revenues. Management believes that Taj Associates' increase in gaming revenues is partly due to the opening of the new bus terminal, expanded self-parking facilities and increased marketing initiatives. Management believes that Plaza Associates' increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the availability of additional hotel rooms at Trump World's Fair, as well as management's marketing initiatives.

     Slot revenues were $153,885,000 for the three months ended June 30, 1997, an increase of $21,425,000 or 16.2% from slot revenues of $132,460,000 for 1996. Taj Associates' slot revenues were $79,584,000 for the three months ended June 30, 1997, an increase of $18,323,000 or 29.9% from slot revenues of $61,261,000 for the period from inception, April 17, 1996, to June 30, 1996. Taj Associates' increase is partly due to the opening of the new bus terminal and expanded self-parking facilities. Plaza Associates' slot revenues were $74,301,000 for three months ended June 30, 1997, an increase of $3,102,000 or 4.4% from slot revenues of $71,199,000 for the three months ended June 30, 1996. Plaza Associates' increase is due to the addition of 1,506 slot machines at Trump World's Fair, as well as management's marketing programs.

     Table games revenues were $74,004,000 for the three months ended June 30, 1997, an increase of $4,970,000 or 7.2% from $69,034,000 for 1996. Taj
Associates' table games revenues of $50,440,000 for the three months ended June 30, 1997 increased by $6,283,000 or 14.2% for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' table games revenue of $23,564,000 for the three months ended June 30, 1997 decreased by $1,313,000 or 5.3% from 1996. Plaza Associates' decrease is primarily due to a decrease in table games drop by 6.5% for the three months ended June 30, 1997, offset by an increase in hold percentage of 0.2%.

     In addition to table games and slot revenues, Taj Associates' keno/poker/simulcasting operations generated approximately $3,911,000 in poker revenues, $383,000 in simulcasting revenue and $315,000 in keno revenue for the three months ended June 30, 1997, compared to $3,647,000 of poker revenue, $322,000 of simulcasting revenue and $297,000 of keno revenue for the period from inception, April 17, 1996, to June 30, 1996.

     Other revenues were $59,728,000 for the three months ended June 30, 1997, an increase of $8,227,000 or 16.0% from other revenues of $51,501,000 for the comparable period in 1996. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. Taj Associates' other revenues were $31,352,000 for the three months ended June 30, 1997, an increase of $6,995,000 or 28.7% for the period from inception, April 17, 1996, to June 30, 1996. Taj Associates' increase is partly due to expanded entertainment events in conjunction with the expanded self-parking facilities. Plaza Associates' other revenues were $28,376,000 for the three months ended June 30, 1997, an increase of $1,232,000 or 4.5% from the comparable period in 1996. Plaza Associates' increase reflects the additional rooms at Trump World's Fair, as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $35,700,000 for the three months ended June 30, 1997, an increase of $4,989,000 or 16.2% from promotional allowances of $30,711,000 for the three months ended June 30, 1996. Taj Associates' promotional allowances increased to $18,968,000 or 36.8% from promotional allowances of $13,865,000 for the period from inception, April 17, 1996, to June 30, 1996. Taj Associates' increase is partly due to increased gaming revenues as well as increased marketing initiatives. Plaza Associates' promotional allowances decreased $114,000 from the comparable period in 1996.

     Gaming costs and expenses were $145,193,000 for the three months ended June 30, 1997, an increase of $23,812,000 or 19.6% from $121,381,000 for the comparable period in 1996. Gaming costs and expenses for Taj Associates were $83,998,000, an increase of $20,142,000 or 31.5% from $63,856,000 for the period from inception, April 17, 1996, to June 30, 1996. Taj Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from 1996. Gaming costs and expenses for Plaza Associates were $61,195,000, an increase of $3,670,000 or 6.4% from $57,525,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from 1996.

     General and administrative expenses were $42,180,000 for the three months ended June 30, 1997, an increase of $3,706,000 or 9.6% from general and administrative expenses of $38,474,000 for the comparable period in 1996. Taj Associates' general and administrative expenses were $20,742,000 for the three months ended June 30, 1997, an increase of $1,205,000 or 6.2% for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' increase of $2,451,000 over the comparable period is due to expenses associated with Trump World's Fair.

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended June 30, 1997, the net effect of applying these new lives was to increase net income by $1,926,000.

     Pre-opening expenses of $2,853,000 were recorded by Plaza Associates for the three months ended June 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996.

     Other expenses were $16,891,000 for the three months ended June 30, 1997, an increase of $1,826,000 or 12.1% from the comparable period in 1996. Other expenses include costs associated with operating Trump Plaza and the Taj Mahal's hotels. Taj Associates' other expenses increased by $725,000 or 9.2% for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' other expenses increased by $1,101,000 or 15.2% from the comparable period. This increase is due to operating Trump World's Fair.

     Income from operations was $38,014,000 for three months ended June 30, 1997, an increase of $5,916,000 or 18.4% from income from operations of $32,098,000 for the comparable period in 1996. Taj Associates contributed

$24,952,000 during the three months ended June 30, 1997, an increase of $6,767,000 or 37.2% for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates contributed $13,144,000 during the three months ended June 30, 1997, a decrease of $769,000 or 5.5% from the comparable period in 1996.

     Interest expense was $35,957,000 for the three months ended June 30, 1997, an increase of $4,126,000 or 13.0% from interest expense of $31,831,000 for 1996. Taj Associates reflects an increase of $3,919,000 in interest expense from the period from inception April 17, 1996, to June 30, 1996. Plaza Associates reflects an increase of $207,000 in interest expense due to the additional debt incurred in the acquisition of certain land and equipment.

     Other non-operating income was $617,000 for the three months ended June 30, 1997, a decrease of $10,374,000 from the comparable period in 1996. Taj Associates reflects a one time $10,000,000 non-refundable licensing fee in the three months ended June 30, 1996 resulting from an agreement with Atlantic Jersey Thermal Systems, Inc. Plaza Associates reflects a decrease in non-operating expenses of $609,000 or 81.1% from $751,000 in 1996. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East and Trump World's Fair.

     The extraordinary loss of $59,132,000 for the three months ended June 30, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996.

     Comparison of Six-Month Periods Ended June 30, 1997 and 1996. The following table includes selected data of Plaza Associates and Taj Associates (since the date of acquisition, April 17, 1996) for the six months ended June 30, 1997 and 1996.


                                                                            Six Months Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                 1997            1996          1997           1996         1997            1996
                                                Plaza           Plaza          Taj            Taj          Total           Total
                                              Associates       Associates    Associates     Associates    Trump AC        Trump AC
                                              ----------       ----------    ----------     ----------    --------        ----------
                                                                                    (in thousand)
Revenues:
    Gaming ...............................     $ 184,735      $ 170,346      $ 262,906      $ 109,684      $ 447,641      $280,030
    Other ................................        52,886         46,425         58,015         24,357        110,901        70,782
                                               ---------      ---------      ---------      ---------      ---------      --------
    Gross Revenues .......................       237,621        216,771        320,921        134,041        558,542       350,812
Less: Promotional Allowances .............        31,293         29,264         35,508         13,865         66,801        43,129
                                               ---------      ---------      ---------      ---------      ---------      --------
    Net Revenues .........................       206,328        187,507        285,413        120,176        491,741       307,683
                                               ---------      ---------      ---------      ---------      ---------      --------
Costs & Expenses:
    Gaming ...............................       116,446        101,503        163,194         63,856        279,640       165,359
    Pre-opening ..........................          --            3,332           --             --                          3,332
    General & Administrative .............        41,904         36,635         42,982         19,537         84,928        56,172
    Depreciation and Amortization ........        11,997         10,446         22,958         10,756         35,009        21,202
    Other ................................        15,788         12,001         16,171          7,842         31,959        19,843
                                               ---------      ---------      ---------      ---------      ---------      --------
    Total Costs and Expenses .............       186,135        163,917        245,305        101,991        431,536       265,908
                                               ---------      ---------      ---------      ---------      ---------      --------
Income from Operations ...................        20,193         23,590         40,108         18,185         60,205        41,775
                                               ---------      ---------      ---------      ---------      ---------      --------
  Non-Operating Income (Expense) .........           303           (429)           632         10,206          1,432         9,811
  Interest Expense .......................       (24,391)       (21,742)       (47,427)       (19,840)       (71,818)      (41,582)
                                               ---------      ---------      ---------      ---------      ---------      --------
  Total Non-Operating Expense ............       (24,088)       (22,171)       (46,795)        (9,634)       (70,386)      (31,771)
                                               ---------      ---------      ---------      ---------      ---------      --------
  Extraordinary Loss .....................          --          (59,132)          --             --             --         (59,132)
                                               ---------      ---------      ---------      ---------      ---------      --------
Net Income (Loss) ........................     $  (3,895)     $ (57,713)     $  (6,687)     $   8,551      $ (10,181)     $(49,128)
                                               =========      =========      =========      =========      =========      ========


     Gaming revenues were $447,641,000 for the six months ended June 30, 1997, an increase of $167,611,000 or 59.9% from gaming revenues of $280,030,000 for the comparable period in 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' gaming revenues were $262,906,000, an increase of $153,222,000 for the period from inception, April 17, 1996, to June 30, 1996. Management believes that Plaza Associates' 8.4% increase in gaming revenues is primarily due to the May 1996 opening of Trump World's Fair, the February 1996 opening of Trump Plaza East, the availability of additional hotel rooms at both Trump World's Fair and Trump Plaza East, as well as management's marketing initiatives.

     Slot revenues were $285,166,000 for the six months ended June 30, 1997, an increase of $102,873,000 or 56.4%
from slot revenues of $182,293,000 for the comparable period of 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' slot revenues were $145,976,000, an increase of $84,715,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' slot revenues were $139,190,000 for the six months ended June 30, 1997, an increase of $18,158,000 or 15.0% from slot revenues of $121,032,000 for the six months ended June 30, 1996. Plaza Associates' increase is due to the addition of 1,924 slot machines at Trump World's Fair and Trump Plaza East, as well as management's marketing programs.

     Table games revenues were $153,313,000 for the six months ended June 30, 1997, an increase of $59,842,000 or 64.0% from $93,471,000 for the comparable period in 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' table games revenues were $107,768,000, an increase of $63,611,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' table games revenues of $45,545,000 for the six months ended June 30, 1997 decreased by $3,769,000 or 7.7% from the comparable period in 1996. Plaza Associates' decrease is primarily due to a decrease in hold percentage to 14.1% from 15.4% for the comparable period in 1996 offset by an increase in the table drop by 1.0% for the six months ended June 30, 1996.

     In addition to table games and slot revenues, Taj Associates' keno/poker/simulcasting operations generated approximately $7,910,000 in poker revenues, $706,000 of simulcasting revenue and $546,000 of keno revenues for the six months ended June 30, 1997, compared to $3,647,000 of poker revenue, $322,000 of simulcasting revenue and $297,000 of keno revenues for the period from inception, April 17, 1996, to June 30, 1996.

     Other revenues were $110,901,000 for the six months ended June 30, 1997, an increase of $40,119,000 or 56.7% from other revenues of $70,782,000 for the comparable period in 1996. Other revenues include revenues from rooms, food and beverage, entertainment and miscellaneous items. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' other revenues were $58,015,000, an increase of $33,658,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' other revenue was $52,886,000 for the six months ended June 30, 1997, an increase of $6,461,000 or 13.9% from the comparable period in 1996. Plaza Associates' increase reflects the additional rooms at Trump Plaza East and Trump World's Fair, as well as increases in rooms and food and beverage revenues attendant to increased levels of gaming activity due in part to increased promotional activities.

     Promotional allowances were $66,801,000 for the six months ended June 30, 1997, an increase of $23,672,000 or 54.9% from promotional allowances of $43,129,000 for the six months ended June 30, 1996. Taj Associates' promotional allowances were $35,508,000, an increase of $21,643,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' promotional allowances increased $2,029,000 or 6.9% from the comparable period in 1996. Plaza Associates' increase is attributable primarily to the additional rooms at Trump World's Fair and Trump Plaza East as well as the addition of three restaurants at Trump World's Fair, and increases in marketing initiatives during the six months ended June 30, 1997.

     Gaming costs and expenses were $279,640,000 for the six months ended June 30, 1997, an increase of $114,281,000 or 69.1% from $165,359,000 for the comparable period in 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' gaming costs and expenses were $163,194,000, an increase of $99,338,000 for the period from inception, April 17, 1996, to June 30, 1996. Gaming costs and expenses for Plaza Associates were $116,446,000, an increase of $14,943,000 or 14.7% from $101,503,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from the comparable period in 1996.

     General and administrative expenses were $84,928,000 for the six months ended June 30, 1997, an increase of $28,756,000 or 51.2% from general and administrative expenses of $56,172,000 for the comparable period in 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' general and administrative expenses were $42,982,000, an increase of $23,445,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' increase of $5,269,000 over the comparable period is due to expenses associated with Trump Plaza East and Trump World's Fair.

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the six months ended June 30, 1997, the net effect of applying these new lives was to increase net income by $1,926,000.

     Pre-opening expenses of $3,332,000 were incurred by Plaza Associates for the six months ended June 30, 1996 and reflect the costs associated with opening Trump World's Fair in May 1996.

     Other expenses were $31,959,000 for the six months ended June 30, 1997, an increase of $12,116,000 or 61.1% from the comparable period in 1996. Other expenses include costs associated with operating Trump Plaza's and the Taj Mahal's hotels. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' other expenses were $16,171,000, an increase of $8,329,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates' other expenses increased by $3,787,000 or 31.6% from the comparable period. This increase is due to operating Trump World's Fair and Trump Plaza East, both with opening dates in 1996.

     Income from operations was $60,205,000 for the six months ended June 30, 1997, an increase of $18,430,000 or 44.1% from income from operations of $41,775,000 for the comparable period in 1996. Taj Associates contributed $40,108,000 of income during the six months ended June 30, 1997, an increase of $21,923,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates contributed $20,193,000 during the six months ended June 30, 1997, a decrease of $3,397,000 or 14.4% from the comparable period in 1996.

     Interest expense was $71,818,000 for the six months ended June 30, 1997, an increase of $30,236,000 or 72.7% from interest expense of $41,582,000 for the comparable period in 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' interest expenses were $47,427,000 an increase of $27,587,000 for the period from inception, April 17, 1996, to June 30, 1996. Plaza Associates reflects $24,391,000 in interest expense at June 30, 1997, an increase in interest expense due to the retirement of the Plaza Notes and the issuance of the Trump AC Mortgage Notes in addition to debt incurred in the acquisition of certain land and equipment.

     Other non-operating income was $1,432,000 for the six months ended June 30, 1997, a decrease of $8,379,000 from the comparable period in 1996. Taj Associates' non-operating income consists of a one-time $10,000,000 non-refundable licensing fee in the six months ended June 30, 1996 resulting from the Atlantic Thermal Agreement. Plaza Associates reflects a decrease in non-operating expense of $732,000 or 170.6% from $429,000 in 1996. This decrease is attributable to a decrease in non-operating expenses associated with Trump Plaza East and Trump World's Fair.

     The extraordinary loss of $59,132,000 for the six months ended June 30, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending June 30, 1997 are not necessarily indicative of the operating results for a full year.

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

     On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated, the State of New Jersey ("State"), the New Jersey Department of Transportation, the South Jersey Transportation Authority, the Casino Reinvestment Development Authority ("CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed and all briefs are scheduled to be filed by mid-October. On May 14, 1997, the State Court entered a summary judgement in favor of the State and CRDA. This decision is also being appealed and all briefs are scheduled to be filed by mid-September.

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

     None.

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS:

     EXHIBIT NO.                  DESCRIPTION OF EXHIBIT
     ----------                   ----------------------

     27.1         Financial Data Schedule of Trump Atlantic City Associates.

     27.2         Financial Data Schedule of Trump Atlantic City Funding, Inc.

B. CURRENT REPORTS ON FORM 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 1997 and ending June 30, 1997.

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

                              TRUMP ATLANTIC CITY ASSOCIATES
                                     (Registrant)

                              By: TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.,
                                  its general partner

                                  By:  TRUMP HOTELS & CASINO RESORTS, INC.,
                                       its general partner

Date: August 14, 1997
                              By: /s/ NICHOLAS L. RIBIS
                                  --------------------------------------------
                                    NICHOLAS L. RIBIS
                                    PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                    CHIEF FINANCIAL OFFICER AND DIRECTOR
                                    (DULY AUTHORIZED OFFICER AND
                                     PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP ATLANTIC CITY FUNDING, INC.
                                              (Registrant)
Date: August 14, 1997
                                   By: /s/ NICHOLAS L. RIBIS
                                       -----------------------------------------
                                           NICHOLAS L. RIBIS
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT
                                           (DULY AUTHORIZED OFFICER AND
                                             PRINCIPAL FINANCIAL OFFICER)