Form 10-Q
period 1997-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC
filed 1997-11-14
CIK 897729, 1006918

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q


    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                         COMMISSION FILE NUMBER: 333-643


                         TRUMP ATLANTIC CITY ASSOCIATES
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEW JERSEY                                        22-3213714
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


           2500 BOARDWALK
        ATLANTIC CITY, NEW JERSEY                                   08401
----------------------------------------                         ----------
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


                         COMMISSION FILE NUMBER: 333-643


                        TRUMP ATLANTIC CITY FUNDING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                          22-3418939
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

             2500 BOARDWALK
        ATLANTIC CITY, NEW JERSEY                                   08401
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (609) 441-6060
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X     NO
                                                     ---       ---

     THE NUMBER OF OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF TRUMP ATLANTIC CITY FUNDING, INC. AS OF NOVEMBER 14, 1997 WAS 100.

     TRUMP ATLANTIC CITY FUNDING, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (H)(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================


                                   TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                                 INDEX TO FORM 10-Q

                                                                                                             PAGE NO.
                                                                                                             --------
PART I -- FINANCIAL INFORMATION

   ITEM 1 -- Financial Statements

             Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
               Subsidiaries as of September 30, 1997 (unaudited) and December 31, 1996 .......................    1

             Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
               Subsidiaries for the Three Months and Nine Months Ended September 30, 1997
               and 1996 (unaudited) ..........................................................................    2

             Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
               Subsidiaries for the Nine Months Ended September 30, 1997 (unaudited) .........................    3

             Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
               Subsidiaries for the Nine Months Ended September 30, 1997 and 1996 (unaudited) ................    4

             Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
               Subsidiaries (unaudited) ......................................................................   5-7

   ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
               Results of Operations .........................................................................  8-12

   ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk ......................................   12

PART II -- OTHER INFORMATION

   ITEM 1 -- Legal Proceedings ...............................................................................  13-14

   ITEM 2 -- Changes in Securities and Use of Proceeds .......................................................   14

   ITEM 3 -- Defaults Upon Senior Securities .................................................................   14

   ITEM 4 -- Submission of Matters to a Vote of Security Holders .............................................   14

   ITEM 5 -- Other Information ...............................................................................   14

   ITEM 6 -- Exhibits and Reports on Form 8-K ................................................................   14


SIGNATURES

   SIGNATURE -- Trump Atlantic City Associates ...............................................................   15

   SIGNATURE -- Trump Atlantic City Funding, Inc. ............................................................   16


                         PART I -- FINANCIAL INFORMATION


ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                     -----------    -----------
                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents ......................   $   91,557     $   71,320
  Receivables, net ...............................       54,687         45,231
  Inventories ....................................        9,671          9,393
  Advances to affiliates, net ....................        6,851          5,237
  Other current assets ...........................        8,452          6,495
                                                     ----------     ----------
    Total Current Assets .........................      171,218        137,676
PROPERTY AND EQUIPMENT, NET ......................    1,472,046      1,456,267
DEFERRED LOAN COSTS, NET .........................       34,207         39,153
OTHER ASSETS .....................................       30,195         25,910
                                                     ----------     ----------
    Total Assets .................................   $1,707,666     $1,659,006
                                                     ==========     ==========

                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt ...........   $    9,322     $    9,410
  Accounts payable and accrued expenses ..........       84,214         77,942
  Accrued interest payable .......................       56,916         23,160
                                                     ----------     ----------
    Total Current Liabilities ....................      150,452        110,512
LONG-TERM DEBT, net of current maturities ........    1,204,415      1,207,795
OTHER LONG-TERM LIABILITIES ......................        3,151          4,569
DISTRIBUTION PAYABLE TO TRUMP PLAZA
 FUNDING, INC. ...................................        3,822          3,822
DEFERRED STATE INCOME TAXES ......................          450            450
                                                     ----------     ----------
    Total Liabilities ............................    1,362,290      1,327,148
                                                     ----------     ----------
CAPITAL:
  Partners' Capital ..............................      373,790        363,646
  Accumulated Deficit ............................      (28,414)       (31,788)
                                                     ----------     ----------
  Total Capital ..................................      345,376        331,858
                                                     ----------     ----------
    Total Liabilities and Capital ................   $1,707,666     $1,659,006
                                                     ==========     ==========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                               TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                 (UNAUDITED)
                                               (IN THOUSANDS)


                                                               THREE MONTHS                NINE MONTHS
                                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                         ----------------------      -----------------------
                                                           1997          1996           1997          1996
                                                         --------      --------      ---------      --------
REVENUES:
  Gaming ...........................................     $238,596      $261,981      $ 686,237      $542,011
  Rooms ............................................       23,683        24,310         62,707        48,464
  Food and Beverage ................................       31,751        32,552         87,878        70,854
  Other ............................................       10,669         8,709         26,419        17,035
                                                         --------      --------      ---------      --------
    Gross Revenues .................................      304,699       327,552        863,241       678,364
Less--Promotional allowances .......................       39,250        39,343        106,051        82,472
                                                         --------      --------      ---------      --------
    Net Revenues ...................................      265,449       288,209        757,190       595,892
                                                         --------      --------      ---------      --------
COSTS AND EXPENSES:
  Gaming ...........................................      144,739       150,289        424,379       315,648
  Rooms ............................................        7,484         7,235         21,315        15,587
  Food and Beverage ................................       10,040        10,582         28,168        22,073
  Pre-Opening ......................................         --             501           --           3,833
  General and Administrative .......................       39,215        43,011        124,143        99,183
  Depreciation and Amortization ....................       15,137        20,255         50,146        41,457
                                                         --------      --------      ---------      --------
                                                          216,615       231,873        648,151       497,781
                                                         --------      --------      ---------      --------
    Income from operations .........................       48,834        56,336        109,039        98,111
                                                         --------      --------      ---------      --------
NON-OPERATING INCOME
    AND (EXPENSES):
  Interest income ..................................          560           854          1,992         1,483
  Interest expense .................................      (35,839)      (36,495)      (107,657)      (78,077)
  Other non-operating income .......................         --           5,011           --          14,193
                                                         --------      --------      ---------      --------
                                                          (35,279)      (30,630)      (105,665)      (62,401)
                                                         --------      --------      ---------      --------
Income before extraordinary loss ...................       13,555        25,706          3,374        35,710
Extraordinary Loss .................................         --            --             --         (59,132)
                                                         --------      --------      ---------      --------
NET INCOME (LOSS) ..................................     $ 13,555      $ 25,706      $   3,374      $(23,422)
                                                         ========      ========      =========      ========


                               The accompanying notes are an integral part of
                             these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           RETAINED
                                                           EARNINGS
                                              PARTNERS'  (ACCUMULATED
                                              CAPITAL      DEFICIT)       TOTAL
                                              --------     --------     --------
Balance, December 31, 1996 ...............    $363,646     $(31,788)    $331,858
Net Income ...............................        --          3,374        3,374
Contributed Capital -- Trump Hotels &
  Casino Resorts Holdings, L.P. ..........      10,144         --         10,144
                                              --------     --------     --------
Balance, September 30, 1997 ..............    $373,790     $(28,414)    $345,376
                                              ========     ========     ========


                 The accompanying notes are an integral part of
                this condensed consolidated financial statement.

                                   TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                     (UNAUDITED)
                                               (DOLLARS IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                           -------------------------
                                                                                             1997            1996
                                                                                           --------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................................................................    $  3,374      $   (23,422)
Adjustments to reconcile net loss to net cash flows from operating activities --
  Noncash charges --
   Extraordinary loss .................................................................        --             59,132
   Depreciation and amortization ......................................................      50,146           41,457
   Accretion of discounts on indebtedness .............................................        --                132
   Provisions for losses on receivables ...............................................       4,982            3,213
   Amortization of deferred loan offering costs .......................................       4,946            3,842
   Deferred income taxes ..............................................................        --                 28
   Valuation allowance of CRDA investments and utilization of credits and donations ...       2,941            2,098
                                                                                           --------      -----------
                                                                                             66,389           86,480
Changes in assets and liabilities:
   Increase in receivables ............................................................     (14,438)         (24,319)
   (Increase) decrease in inventories .................................................        (278)              47
   Increase in advances to affiliates .................................................      (1,614)          (4,925)
   Increase in other current assets ...................................................      (1,090)          (1,236)
   Decrease in other assets ...........................................................         188            1,641
   Increase in accounts payable and accrued expenses ..................................       6,065            2,160
   Increase in accrued interest payable ...............................................      33,756           14,319
   Decrease in other long-term liabilities ............................................      (2,285)            (900)
                                                                                           --------      -----------
Net cash provided by operating activities .............................................      86,693           73,267
                                                                                           --------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net ...............................................     (63,449)        (186,447)
Purchase of CRDA investments ..........................................................      (7,994)          (4,493)
Purchase of Taj Holding, net of cash acquired .........................................        --             46,714
                                                                                           --------      -----------
Net cash used in investing activities .................................................     (71,443)        (144,226)
                                                                                           --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of other long term debt .......................................       2,001            5,906
 Payments and current maturities of long-term debt ....................................      (7,158)          (8,117)
 Capital contributed from THCR Holdings ...............................................      10,144          219,240
 Retirement of long-term debt .........................................................        --         (1,156,836)
 Issuance of Trump AC Mortgage Notes ..................................................        --          1,200,000
 Retirement of Nat West loan ..........................................................        --            (36,500)
 Cost of issuing debt .................................................................        --            (41,042)
                                                                                           --------      -----------
      Net cash provided by financing activities .......................................       4,987          182,651
                                                                                           --------      -----------
      Net increase in cash & cash equivalents .........................................      20,237          111,692
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ........................................      71,320           15,937
                                                                                           --------      -----------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 .............................................    $ 91,557      $   127,629
                                                                                           ========      ===========

CASH INTEREST PAID ....................................................................    $ 68,911      $    14,983
                                                                                           ========      ===========
Supplemental Disclosure of noncash activities:
 Purchase of property and equipment under capitalized lease obligations ...............    $  3,204      $     8,436
                                                                                           ========      ===========
    THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and
      323,423 shares of its common stock valued at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to
      $40,500, net of the $10,000 payment to Bankers Trust, was recorded as minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was recorded as an increase to Property,
      Plant and Equipment.

                  Fair Value of net assets acquired ...................................                  $ 1,005,816
                  Cash paid for the capital stock and payment to Bankers Trust ........                      (41,181)
                  Minority interest of Trump ..........................................                      (30,500)
                                                                                                         -----------
                          Liabilities assumed .........................................                  $   934,135
                                                                                                         ===========

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

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1) CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership formerly known as Trump Plaza Holding Associates, and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Corporation, a Delaware Corporation ("TACC"), Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"), and Trump Communications, L.L.C., a New Jersey limited liability company. Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") (See
Note 2). Trump AC and Trump AC Funding have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the Trump AC Mortgage Notes (as defined in Note 2) to distribute funds to Trump AC.

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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for a full year.

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

     Unaudited pro forma information, assuming that the Taj Merger Transaction had occurred on January 1, 1996, is as follows:

                                                               NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1996
                                                              ------------------

Net Revenues ..........................................         $ 749,694,000
Income from operations ................................           107,925,000
Loss before extraordinary loss ........................            16,000,000
Extraordinary loss ....................................           (59,132,000)
Net loss ..............................................         $ (43,132,000)

     The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

(3) PROPERTY AND EQUIPMENT

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months and nine months ended September 30, 1997, the net effect of applying these new lives was to increase net income by $2,108,000 and $4,034,000 respectively

ITEM 2 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Cash flows from operating activities are Trump AC's principal source of liquidity and were $86,693,000 compared to $73,267,000 for the comparable period in 1996. With proceeds from the 1996 Offerings, Trump AC, among other things, retired the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with Nat West, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

     The indenture under which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

     Capital expenditures for Trump AC were $63,449,000 for the nine months ended September 30, 1997. Capital expenditures for the nine months ended September 30, 1996 includes Trump Plaza East and Trump World's Fair expansions of $36,877,000 and $56,007,000, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs were $10,144,000.

     Capital expenditures attributable to the Taj Mahal were $37,948,000 for the nine months ended September 30, 1997 and $76,160,000 for the period from acquisition, April 17, 1996, to September 30, 1996. Capital expenditures for improvements to existing facilities were approximately $7,596,000 for the nine months ended September 30, 1997 and $9,675,000 for the period from acquisition, April 17, 1996, to September 30, 1996. Capital expenditures attributable to the expansion of the facility were approximately $30,352,000 for the nine months ended September 30, 1997 and $4,677,000 for the period from acquisition, April 17, 1996, to September 30, 1996. Capital expenditures for the period from acquisition, April 17, 1996, to September 30, 1996 included the purchase of property previously leased upon which a portion of the casino hotel complex is situated for $61,808,000.

     The expansion at the Taj Mahal (the "Taj Mahal Expansion") consisted of the construction of a new 15-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square foot casino expansion with 260 slot machines which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 are approximately $43,000,000 and are being funded principally out of cash from operations.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates at September 30, 1997, its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.


     Comparison of Three-Month Periods Ended September 30, 1997 and 1996. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended September 30, 1997 and 1996.


                                                              Three Months Ended September 30,
                                       -----------------------------------------------------------------------------
                                          1997         1996         1997         1996          1997          1996
                                          Plaza        Plaza        Taj          Taj           Total         Total
                                       Associates   Associates   Associates   Associates      Trump AC      Trump AC
                                       ----------   ----------   ----------   ----------     ----------     --------
                                                                      (in thousands)

Revenues:
    Gaming ..........................   $100,772     $111,165     $137,824     $ 150,816     $  238,596     $261,981
    Other ...........................     30,840       33,230       35,263        32,341         66,103       65,571
                                        --------     --------     --------     ---------     ----------     --------
    Gross Revenues ..................    131,612      144,395      173,087       183,157        304,699      327,552
Less: Promotional Allowances ........     18,448       21,121       20,802        18,222         39,250       39,343
                                        --------     --------     --------     ---------     ----------     --------
    Net Revenues ....................    113,164      123,274      152,285       164,935        265,449      288,209
                                        --------     --------     --------     ---------     ----------     --------
Costs & Expenses:
    Gaming ..........................     62,273       66,707       82,466        83,582        144,739      150,289
    Pre-opening .....................       --            501         --            --             --            501
    General & Administrative ........     17,525       23,017       21,649        19,972         39,215       43,011
    Depreciation and Amortization ...      6,118        6,206        8,990        14,049         15,137       20,255
    Other ...........................      8,802        8,397        8,722         9,420         17,524       17,817
                                        --------     --------     --------     ---------     ----------     --------
    Total Costs and Expenses ........     94,718      104,828      121,827       127,023        216,615      231,873
                                        --------     --------     --------     ---------     ----------     --------
Income from Operations: .............     18,446       18,446       30,458        37,912         48,834       56,336
                                        --------     --------     --------     ---------     ----------     --------
  Non-Operating Income (Expense) ....        126        5,197          260           252            560        5,865
  Interest Expense ..................    (12,189)     (12,667)     (23,650)      (23,828)       (35,839)     (36,495)
                                        --------     --------     --------     ---------     ----------     --------
  Total Non-Operating Expense .......    (12,063)      (7,470)     (23,390)      (23,576)       (35,279)     (30,630)
                                        --------     --------     --------     ---------     ----------     --------
  Income before extraordinary loss ..      6,383       10,976        7,068        14,336         13,555       25,706
  Extraordinary Loss ................       --           --           --            --             --           --
                                        --------     --------     --------     ---------     ----------     --------
Net Income...........................   $  6,383     $ 10,976     $  7,068     $  14,336     $   13,555     $ 25,706
                                        ========     ========     ========     =========     ==========     ========


                                                              Three Months Ended September 30,
                                       -----------------------------------------------------------------------------
                                          1997         1996         1997         1996          1997          1996
                                          Plaza        Plaza        Taj          Taj           Total         Total
                                       Associates   Associates   Associates   Associates      Trump AC      Trump AC
                                       ----------   ----------   ----------   ----------     ----------     --------
                                                                      (in thousands)

Table Game Revenues..................   $ 25,540     $ 29,050     $ 48,816     $  66,449     $   74,356     $ 95,499
Incr (Decr) over Prior Period........   $ (3,510)                 $(17,633)                  $  (21,143)
Table Game Drop .....................   $172,673     $198,629     $346,450     $ 384,966     $  519,123     $583,595
Incr (Decr) over Prior Period .......   $(25,956)                 $(38,516)                  $  (64,472)
Table Win Percentage ................       14.8%        14.6%        14.1%         17.3%          14.3%        16.4%
Incr (Decr) over Prior Period .......     .2 pts                  (3.2 pts)                    (2.1 pts)
Number of Table Games ...............        110          140          155           167            265          307
Incr (Decr) over Prior Period .......        (30)                      (12)                         (42)

Slot Revenues........................   $ 75,232     $ 82,115     $ 84,083     $  78,832     $  159,315     $160,947
Incr (Decr) over Prior Period........   $ (6,883)                 $  5,251                   $   (1,632)
Slot Handle .........................   $932,471     $963,194     $996,477     $ 945,884     $1,928,948   $1,909,078
Incr (Decr) over Prior Period .......   $(30,723)                 $ 50,593                   $   19,870
Slot Win Percentage .................        8.1%         8.5%         8.4%          8.3%           8.3%         8.4%
Incr (Decr) over Prior Period .......    (.4 pts)                   .1 pts                      (.1 pts)
Number of Slot Machines .............      4,090        4,223        4,136         3,796          8,226        8,019
Incr (Decr) over Prior Period .......       (133)                      340                          207

Poker Revenues ......................       --           --       $  4,259     $   4,713     $    4,259     $  4,713
Incr (Decr) over Prior Period .......       --                    $   (454)                  $     (454)
Number of Poker Tables ..............       --           --             63            64             63           64
Incr (Decr) over Prior Period .......       --                          (1)                          (1)

Other Gaming Revenues ...............       --           --       $    666     $     822     $      666     $    822
Incr (Decr) over Prior Period .......       --                    $   (156)                  $     (156)

Total Gaming Revenues ...............   $100,772     $111,165     $137,824     $ 150,816     $  238,596     $261,981
Incr (Decr) over Prior Period .......   $(10,393)                 $(12,992)                  $  (23,385)


     Gaming revenues are the primary source of Trump AC's revenues. Taj Associates' year over year decrease in gaming revenues was due primarily to last year's third quarter results which included an unusual approximately $12 million dollar table game win from one premium player, contrasted against an unusually low table game win percentage in the current year. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". Taj Associates' decrease in table game revenues was somewhat offset by increases in slot revenue partly due to the opening of the new bus terminal, expanded self-parking facilities, expanded casino and increased marketing initiatives.

     Gaming costs and expenses were $144,739,000 for the three months ended September 30, 1997, a decrease of $5,550,000 or 3.7% from $150,289,000 for the comparable period in 1996. Gaming costs and expenses for Taj Associates were $82,466,000 for the three months ended September 30, 1997, a decrease of $1,116,000 or 1.3% from $83,582,000 for the comparable period in 1996. Taj Associates' decrease is primarily due to a decrease in cash complimentaries related to high end table game activity. Gaming costs and expenses for Plaza Associates were $62,273,000 for the three months ended September 30, 1997, a decrease of $4,434,000 or 6.6% from $66,707,000 for the comparable period in 1996. Plaza Associates' decrease is primarily due to decreased promotional and operating expenses as well as reduced taxes associated with decreased levels of gaming revenues from the comparable period of 1996.

     General and administrative expenses were $39,215,000 for the three months ended September 30, 1997, a decrease of $3,796,000 or 8.8% from general and administrative expenses of $43,011,000 for the comparable period in 1996. Taj Associates' general and administrative expenses were $21,649,000 for the three months ended September 30, 1997, an increase of $1,677,000 or 8.4% from the comparable period in 1996. Taj Associates' increase is primarily due to last year's third quarter results which included a reduction in performance based compensation provisions. Plaza Associates' general and administrative expenses were $17,525,000 for the three months ended September 30, 1997, a decrease of $5,492,000 or 23.9% from the comparable period in 1996. Plaza Associates' decrease is due to an anticipated adjustment of real estate taxes for Trump World's Fair resulting from reassessments which are under appeal.

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements, and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended September 30, 1997, the net effect of applying these new lives was to increase net income by $2,108,000.

     Other non-operating income was $560,000 for the three months ended September 30, 1997, a decrease of $5,305,000 from the comparable period in 1996. Plaza Associates earned a one time $5,000,000 non-refundable licensing fee in the three months ended September 30, 1996 resulting from an agreement with Atlantic Jersey Thermal Systems, Inc. to operate their heating and cooling facilities for a period of 20 years.


     Comparison of Nine-Month Periods Ended September 30, 1997 and 1996. The following table includes selected data of Plaza
Associates and Taj Associates (since the date of acquisition, April 17, 1996) for the nine months ended September 30, 1997 and 1996.

                                                              Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------------
                                          1997          1996           1997           1996           1997           1996
                                          Plaza         Plaza          Taj            Taj            Total          Total
                                       Associates     Associates     Associates     Associates      Trump AC       Trump AC
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                                                           (in thousands)

Revenues:
    Gaming .........................   $  285,507     $  281,511     $  400,730     $  260,500     $  686,237     $  542,011
    Other ..........................       83,726         79,655         93,278         56,698        177,004        136,353
                                       ----------     ----------     ----------     ----------     ----------     ----------
    Gross Revenues .................      369,233        361,166        494,008        317,198        863,241        678,364
Less: Promotional Allowances .......       49,741         50,385         56,310         32,087        106,051         82,472
                                       ----------     ----------     ----------     ----------     ----------     ----------
    Net Revenues ...................      319,492        310,781        437,698        285,111        757,190        595,892
                                       ----------     ----------     ----------     ----------     ----------     ----------
Costs & Expenses:
    Gaming .........................      178,719        168,210        245,660        147,438        424,379        315,648
    Pre-opening ....................         --            3,833           --             --             --            3,833
    General & Administrative .......       59,429         59,652         64,631         39,509        124,143         99,183
    Depreciation and Amortization ..       18,115         16,652         31,948         24,805         50,146         41,457
    Other ..........................       24,590         20,398         24,893         17,262         49,483         37,660
                                       ----------     ----------     ----------     ----------     ----------     ----------
    Total Costs and Expenses .......      280,853        268,745        367,132        229,014        648,151        497,781
                                       ----------     ----------     ----------     ----------     ----------     ----------
Income from Operations: ............       38,639         42,036         70,566         56,097        109,039         98,111
                                       ----------     ----------     ----------     ----------     ----------     ----------
  Non-Operating Income (Expense) ...          429          4,768            892         10,458          1,992         15,676
  Interest Expense .................      (36,580)       (34,409)       (71,077)       (43,668)      (107,657)       (78,077)
                                       ----------     ----------     ----------     ----------     ----------     ----------
  Total Non-Operating Expense ......      (36,151)       (29,641)       (70,185)       (33,210)      (105,665)       (62,401)
                                       ----------     ----------     ----------     ----------     ----------     ----------
  Income before extraordinary loss .        2,488         12,395            381         22,887          3,374         35,710
  Extraordinary Loss ...............         --          (59,132)          --             --             --          (59,132)
                                       ----------     ----------     ----------     ----------     ----------     ----------
Net Income (Loss) ..................   $    2,488     $  (46,737)    $      381     $   22,887     $    3,374     $  (23,422)
                                       ==========     ==========     ==========     ==========     ==========     ==========


                                                              Nine Months Ended September 30,
                                       -------------------------------------------------------------------------------------
                                          1997          1996           1997           1996           1997           1996
                                          Plaza         Plaza          Taj            Taj            Total          Total
                                       Associates     Associates     Associates     Associates      Trump AC       Trump AC
                                       ----------     ----------     ----------     ----------     ----------     ----------
                                                                           (in thousands)

Table Game Revenues ................   $   71,085     $   78,365     $  156,584     $  110,606     $  227,669     $  188,971
Incr (Decr) over Prior Period ......   $   (7,280)                   $   45,978                    $   38,698
Table Game Drop ....................   $  496,513     $  519,449     $  991,231     $  645,990     $1,487,744     $1,165,439
Incr (Decr) over Prior Period ......   $  (22,936)                   $  345,241                    $  322,305
Table Win Percentage ...............         14.3%          15.1%          15.8%          17.1%          15.3%          16.2%
Incr (Decr) over Prior Period ......      (.8 pts)                     (1.3 pts)                      (.9 pts)
Number of Table Games ..............          118            123            160            166            278            289
Incr (Decr) over Prior Period ......           (5)                           (6)                          (11)

Slot Revenues ......................   $  214,422     $  203,146     $  230,059     $  140,093     $  444,481     $  343,239
Incr (Decr) over Prior Period ......   $   11,276                    $   89,966                    $  101,242
Slot Handle ........................   $2,622,704     $2,417,134     $2,751,430     $1,685,494     $5,374,134     $4,102,628
Incr (Decr) over Prior Period ......   $  205,570                    $1,065,936                    $1,271,506
Slot Win Percentage ................          8.2%           8.4%           8.4%           8.3%           8.3%           8.4%
Incr (Decr) over Prior Period ......      (.2 pts)                       .1 pts                       (.1 pts)
Number of Slot Machines ............        4,080          3,431          3,924          3,742          8,004          7,173
Incr (Decr) over Prior Period ......          649                           182                           831

Poker Revenues .....................         --             --       $   12,169     $    8,360     $   12,169     $    8,360
Incr (Decr) over Prior Period ......         --                      $    3,809                    $    3,809
Number of Poker Tables .............         --             --               63             64             63             64
Incr (Decr) over Prior Period ......         --                              (1)                           (1)

Other Gaming Revenues ..............         --             --       $    1,918     $    1,441     $    1,918     $    1,441
Incr (Decr) over Prior Period ......         --             --       $      477                    $      477

Total Gaming Revenues ..............   $  285,507     $  281,511     $  400,730     $  260,500     $  686,237     $  542,011
Incr (Decr) over Prior Period ......   $    3,996                    $  140,230                    $  144,226


     Gaming revenues are the primary source of Trump AC's revenues. The increase in gaming revenues is primarily attributable to the acquisition of Taj Associates on April 17, 1996.

     Gaming costs and expenses were $424,379,000 for the nine months ended September 30, 1997, an increase of $108,731,000 or 34.4% from $315,648,000 for the comparable period in 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' gaming costs and expenses were $245,660,000 for the nine months ended September 30, 1997, an increase of $98,222,000 for the period from inception, April 17, 1996, to September 30, 1996. Gaming costs and expenses for Plaza Associates were $178,719,000 for the nine months ended September 30, 1997, an increase of $10,509,000 or 6.2% from $168,210,000 for the comparable period in 1996. Plaza Associates' increase is primarily due to increased promotional and operating expenses as well as taxes associated with increased levels of gaming revenues from the comparable period in 1996.

     General and administrative expenses were $124,143,000 for the nine months ended September 30, 1997, an increase of $24,960,000 or 25.2% from general and administrative expenses of $99,183,000 for the comparable period in 1996. This increase is primarily attributable to the acquisition of Taj Associates on April 17, 1996. Taj Associates' general and administrative expenses were $64,631,000 for the nine months ended September 30, 1997, an increase of $25,122,000 for the period from inception, April 17, 1996, to September 30, 1996. Plaza Associates' general and administrative expenses were $59,429,000 for the nine months ended September 30, 1997, a decrease of $223, 000 from the comparable period in 1996.

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements, and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the nine months ended September 30, 1997, the net effect of applying these new lives was to increase net income by $4,034,000.

     Other non-operating income was $1,992,000 for the nine months ended September 30, 1997, a decrease of $13,684,000 from the comparable period in 1996. Taj Associates' non-operating income included a one-time $10,000,000 non-refundable licensing fee in the nine months ended September 30, 1996 resulting from an agreement with Atlantic Jersey Thermal Systems, Inc. Plaza Associates reflects a decrease in non-operating expense of $4,339,000 or 91.0% from $4,768,000 in 1996. This decrease is attributable to a one time $5,000,000 non-refundable licensing fee in the nine months ended September 30, 1996 resulting from an agreement with Atlantic Jersey Thermal Systems, Inc.

     The extraordinary loss of $59,132,000 for the nine months ended September 30, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending September 30, 1997 are not necessarily indicative of the operating results for a full year.

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

     Plaza Associates. The Casino Reinvestment Development Authority ("CRDA") is required to set aside funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a structure attached thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same, reserved to Plaza Associates the right to take up to approximately $14.2 million in investment tax credits. Plaza Associates has, except for certain small parcels discussed below, acquired the site and has constructed the proposed hotel tower, public park, roadway and parking area.

     As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the New Jersey Superior Court to acquire four small parcels of land within the project site. These proceedings are currently pending and include claims as to three of the parcels that the CRDA did not properly determine that the parcels were to be used for public purposes. The CRDA is currently drafting a summary judgment motion seeking dismissal of these claims.

     The defendants in two of those matters have filed a separate joint complaint in the New Jersey Superior Court alleging, among other claims, that the CRDA and Plaza Associates are wrongfully attempting to deprive them of property rights in violation of these constitutional and civil rights. Coking, et al v. Casino Reinvestment Development Authority, et al., Docket No. ATL-L-2555-97. The CRDA's motion for summary judgment and Plaza Associates' motion to dismiss for failure to state a claim were granted by the New Jersey Superior Court on October 24 and November 11, 1997.

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage Resorts Incorporated ("Mirage"), the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed. On May 14, 1997, the State Court entered a summary judgment in favor of the State and CRDA. This decision is also being appealed.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but granted the motion to dismiss this action on substantive grounds. THCR intends to appeal this decision.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants have moved to dismiss this action on procedural grounds and have also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division where it is currently pending.

     On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina District of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. THCR and Trump believe that Mirage's claims are without merit.

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     A. EXHIBITS:

        EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
        -----------                   ----------------------

           27.1     Financial Data Schedule of Trump Atlantic City Associates.

           27.2     Financial Data Schedule of Trump Atlantic City Funding, Inc.

 B.   CURRENT REPORTS ON FORM 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1997 and ending September 30, 1997.

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


                               TRUMP ATLANTIC CITY ASSOCIATES
                                        (Registrant)


                               By: TRUMP HOTELS & CASINO RESORTS HOLDINGS, L.P.,
                                   its general partner


                                   By: TRUMP HOTELS & CASINO RESORTS, INC.,
                                       its general partner


Date: November 14, 1997

                                   By: /s/ NICHOLAS L. RIBIS
                                       -----------------------------------------
                                           NICHOLAS L. RIBIS
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                           CHIEF FINANCIAL OFFICER AND DIRECTOR
                                           (DULY AUTHORIZED OFFICER AND
                                           PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP ATLANTIC CITY FUNDING, INC.
                                            (Registrant)

Date: November 14, 1997

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