Form 10-K405
period 1997-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1998-03-16
CIK 897729, 1006918, 1052517, 1052519

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO

                          COMMISSION FILE NO.: 333-643

                         TRUMP ATLANTIC CITY ASSOCIATES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                 NEW JERSEY                                                         22-3213714
       (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                               2500 BOARDWALK
                          ATLANTIC CITY, NEW JERSEY                                                    08401
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                          (ZIP CODE)
     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

                       TRUMP ATLANTIC CITY FUNDING, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  DELAWARE                                                          22-3418939
       (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                               2500 BOARDWALK
                          ATLANTIC CITY, NEW JERSEY                                                    08401
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                          (ZIP CODE)
     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

                      TRUMP ATLANTIC CITY FUNDING II, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                  DELAWARE                                                          22-3550202
       (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                               2500 BOARDWALK
                          ATLANTIC CITY, NEW JERSEY                                                    08401
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                          (ZIP CODE)
     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

                     TRUMP ATLANTIC CITY FUNDING III, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             DELAWARE                                                          22-3550203
  (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)                 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
                          2500 BOARDWALK
                     ATLANTIC CITY, NEW JERSEY                                                    08401
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_
    The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of March 16, 1998 was _$0._
    The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of March 16, 1998 was _$0._
    The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of March 16, 1998 was _$0._
    Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. _X_ No
    As of March 16, 1998, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

    As of March 16, 1998, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

    As of March 16, 1998, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

    Documents Incorporated by Reference--Not applicable.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                                                         PAGE
---------------------------------------------------------------------------------------------------------  ---------
PART I...................................................................................................          1
  ITEM 1. BUSINESS.......................................................................................          1
    Recent Events........................................................................................          1
    General..............................................................................................          1
    Trump Plaza..........................................................................................          2
    The Taj Mahal........................................................................................          7
    TCS..................................................................................................         11
    Trademark/Licensing..................................................................................         12
    Certain Indebtedness.................................................................................         12
    Atlantic City Market.................................................................................         13
    Competition..........................................................................................         14
    Gaming and Other Laws and Regulations................................................................         17

  ITEM 2. PROPERTIES.....................................................................................         25
    Trump Plaza..........................................................................................         25
    Taj Mahal............................................................................................         26

  ITEM 3. LEGAL PROCEEDINGS..............................................................................         28

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................         31

PART II..................................................................................................         31

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................         31

  ITEM 6. SELECTED FINANCIAL DATA........................................................................         32

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........         34
    Results of Operations for the Years Ended December 31, 1997 and 1996.................................         34
    Results of Operations for the Years Ended December 31, 1996 and 1995.................................         35
    Liquidity and Capital Resources......................................................................         37
    Seasonality..........................................................................................         38
    Inflation............................................................................................         38

  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................         38

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................         38

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........         38

PART III.................................................................................................         39

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................         39

  ITEM 11. EXECUTIVE COMPENSATION........................................................................         44
    Employment Agreements................................................................................         46
    Compensation of Directors............................................................................         49
    Compensation Committee Interlocks and Insider Participation..........................................         49

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................         51

ITEM                                                                                                         PAGE
---------------------------------------------------------------------------------------------------------  ---------
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................         51

PART IV..................................................................................................         53

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..............................         53

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS.................................................         59

SIGNATURES...............................................................................................         60
  TRUMP ATLANTIC CITY ASSOCIATES.........................................................................         61
  TRUMP ATLANTIC CITY FUNDING, INC.......................................................................         62
  TRUMP ATLANTIC CITY FUNDING II, INC....................................................................         63
  TRUMP ATLANTIC CITY FUNDING III, INC...................................................................         64

                                     PART I

ITEM 1. BUSINESS.

RECENT EVENTS

    Management announced in the first quarter of 1998 that it had retained Donaldson, Lufkin & Jenrette, Inc. and Bear, Stearns & Co. to explore transactions involving Trump Hotels & Casino Resorts, Inc. ("THCR"), including the possible sale of all or a portion of the company.

    On January 9, 1998, Trump Atlantic City Associates ("Trump AC") and Trump Atlantic City Funding II, Inc. ("Funding II") filed a Registration Statement (the "TAC II Registration Statement") with the Securities and Exchange Commission ("SEC") in connection with an offer to exchange $75,000,000 principal amount of 11 1/4 First Mortgage Notes (TAC II) due 2006, Series A (the "TAC II Notes") issued and sold in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), for $75,000,000 in principal amount of 11 1/4 First Mortgage Notes (TAC II) due 2006, Series B ("TAC II Exchange Notes"). On March 16, Trump AC and Funding II filed Amendment No. 1 to the TAC II Registration Statement with the SEC.

    On January 9, 1998, Trump AC and Trump Atlantic City Funding III, Inc. ("Funding III") filed a Registration Statement (the "TAC III Registration Statement") with the SEC in connection with an offer to exchange $25,000,000 principal amount of 11 1/4 First Mortgage Notes (TAC III) due 2006, Series A (the "TAC III Notes") issued and sold in a transaction exempt from registration under the Securities Act for $25,000,000 in principal amount of 11 1/4 First Mortgage Notes (TAC III) due 2006, Series B ("TAC III Exchange Notes").

GENERAL

    Trump AC, a New Jersey general partnership, was formed under the name of Trump Plaza Holding Associates on February 17, 1993. Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), was formed on January 30, 1996. Funding II and Funding III, each a Delaware corporation, were formed on November 18, 1997. Each of the Registrants are wholly owned subsidiaries of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), of which THCR is the general partner. THCR is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in both emerging and established gaming jurisdictions. Trump AC owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), which also includes Trump World's Fair, and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey.

    - TRUMP PLAZA. In May 1996, Trump AC completed an expansion program which further enhanced Trump Plaza's gaming space and hotel capacity (the "Trump Plaza Expansion") while maintaining its commitment to first class customer service. This strategy was designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing and anticipated demand for the increased number of rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. As part of the Trump Plaza Expansion, Trump AC renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and renovated and integrated into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the original Atlantic City Convention Center, which is next to Trump Plaza and is now known as Trump World's Fair. The renovations at Trump Plaza East were completed in February 1996 and at Trump World's Fair in May 1996. Trump Plaza has 138,305 square feet of gaming space, housing a total of approximately 4,090 slot machines and 117 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity consists of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

    - TAJ MAHAL. Management believes that the acquisition of the Taj Mahal on April 17, 1996 (the "Taj Acquisition") has strengthened Trump AC's position as a leader in the casino entertainment industry through its ownership of two successful land-based casino hotels on The Boardwalk. Furthermore, the Taj Acquisition has enhanced Trump AC's presence in the growing Atlantic City gaming market (the "Atlantic City Market"). After giving effect to the Taj Acquisition and the Trump Plaza Expansion, Trump AC had acquired approximately one-quarter of Atlantic City's casino square footage, slot machines, table games and hotel room inventory. The combination of the Taj Mahal with Trump Plaza's operations has provided opportunities for operational efficiencies, economies of scale and benefits from the talent, expertise and experience of management at the operating entities. In July 1997, Trump AC completed an expansion plan at the Taj Mahal (the "Taj Mahal Expansion"), which included construction of a new bus terminal, expansion of parking facilities and expansion of casino floor space.

    - THE "TRUMP" NAME. Trump AC capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end, Trump AC provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality.

      The following table profiles Trump AC's current casino and hotel capacity:

                                                               TRUMP
                                                               PLAZA                   TRUMP
                                                               MAIN        TRUMP      WORLD'S
                                                             FACILITY   PLAZA EAST     FAIR      TAJ MAHAL     TOTAL
                                                             ---------  -----------  ---------  -----------  ---------
      Gaming square footage................................     74,226      14,886      49,193     147,720     286,025
      Slot machines........................................      2,201         371       1,518       4,136       8,226
      Table games..........................................        101           0          16         218         335
      Hotel rooms..........................................        555         349         500       1,250       2,654

      The Registrants operate in only one industry segment. See "Financial Statements and Supplementary Data."

TRUMP PLAZA

    Management believes that Trump Plaza's "Four Star" Mobil Travel Guide rating and "Four Diamond" American Automobile Association rating reflect the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts and swimming and health spa facilities.

    Management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is one of the premier host properties in Atlantic City. The Trump Plaza Expansion was completed in May 1996 and increased Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. Management believes that the construction of the new convention center and the tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. In addition, management has taken advantage of recent gaming regulatory changes that allow casino space to be directly visible and accessible from The Boardwalk. Trump Plaza's location on The Boardwalk at the end of the main highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

    As part of the Trump Plaza Expansion, Trump Plaza opened the Ocean View Casino and Bar and a total of 349 rooms, including nine super suites, located at Trump Plaza East, which is fully integrated into Trump Plaza. Trump Plaza East has approximately 15,000 square feet of casino space. Trump Plaza also completed construction of a new entranceway to Trump Plaza to provide easier access by car to Trump Plaza.

    In May 1996, Trump AC completed the renovations and integration of Trump World's Fair, located on The Boardwalk adjacent to the original Atlantic City Convention Center, into Trump Plaza. Trump World's Fair contains 49,193 square feet of casino floor space, approximately 16,000 square feet of which is directly accessible from The Boardwalk, and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk.

    Management believes the increased hotel capacity as a result of the Trump Plaza Expansion enables Trump Plaza to better meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

    The following table details Trump Plaza's current casino and hotel capacity:

                                                                       TRUMP                      TRUMP
                                                                    PLAZA MAIN    TRUMP PLAZA    WORLD'S
                                                                     FACILITY        EAST         FAIR       TOTAL
                                                                    -----------  -------------  ---------  ---------
Gaming square footage.............................................      74,226        14,886       49,193    138,305
Slot machines.....................................................       2,201           371        1,518      4,090
Table games.......................................................         101             0           16        117
Hotel rooms.......................................................         555           349          500      1,404

    Trump Plaza's management team has launched a variety of initiatives designed to increase the level of casino gaming activity generally at Trump Plaza and to attract casino patrons who tend to wager more frequently than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor, the introduction of new slot machines and table games and the addition of bill acceptors on slot machines.

    ATLANTIC CITY MARKETING STRATEGY

    TRUMP PLAZA. Trump Plaza East has been integrated into Trump Plaza and together the two are operated as a single casino hotel facility. Trump Plaza presently intends to continue the marketing strategies it has found successful in the past, including targeting lucrative high-end drive-in slot customers. Management believes the additional hotel rooms and gaming facilities at Trump Plaza East better enable Trump Plaza to accommodate the more profitable weekend drive-in patron, who tends to wager more per play and per visit than the typical walk-in or bus patron.

    TRUMP WORLD'S FAIR. Trump World's Fair is seeking to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump World's Fair features a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 569 slot machines. In addition, Trump World's Fair contains a new bus terminal that has a dedicated escalator leading directly to a separate casino entertainment area that contains a 500-seat buffet-style restaurant and a casino with approximately 510 slot machines. The new bus terminal and dedicated casino facilities allow Trump World's Fair to serve efficiently a high volume of bus customers. The second floor of Trump World's Fair has approximately 439 slot machines and 16 table games along with additional restaurants. Moreover, with its prime location adjoining the original Atlantic City Convention Center and near the new Atlantic City Convention Center, and its newly refurbished room base of 500 rooms and approximately 50,000 square feet of total gaming space, management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

    TRUMP PLAZA BUSINESS STRATEGY

    GENERAL. A primary element of Trump Plaza's business strategy is to seek to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games. In the fall of 1992, Trump Plaza Associates ("Plaza Associates"), the owner and operator of Trump Plaza, decided to de-emphasize marketing efforts directed at "high roller" patrons from the Far East, who tend to wager $50,000 or more per play in table games. Plaza Associates determined that the potential benefit derived from these patrons did not outweigh the high costs associated with attracting such players and the resultant volatility in the results of operations of Trump Plaza. Revenues derived from high roller patrons have declined since 1992, although management believes that such revenue loss has not had a significant impact on profitability for the reasons discussed above. In addition, this shift in marketing strategy has allowed Plaza Associates to focus its efforts on attracting high-end players.

    Although considered one property, Trump Plaza and Trump World's Fair have separate marketing identities. Trump Plaza caters to the mid to high level segment while Trump World's Fair focuses on the "middle" market. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. The suite renovation and high-end slot club expansion projects indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, Trump World's Fair offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including Atlantic City's largest nickel lounge, lower table limits, sweepstakes, bus bingo programs, on-floor tournaments and a premier buffet make this possible.

    "COMPING" STRATEGY. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Plaza as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is profitable to Plaza Associates.

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

    BUS PROGRAM. Trump Plaza has a bus program, which transports approximately 1,700 gaming patrons per day during the week and 2,400 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses. Trump World's Fair has a newly constructed bus terminal with a dedicated escalator leading directly to a casino entertainment area complete with an international buffet. Trump World's Fair's bus terminal provides patrons with a spacious lounge area with a view of the Atlantic Ocean and The Boardwalk. Trump World's Fair's bus program transports approximately 1,200 gaming patrons per day during the week and 2,100 per day on weekends.

    CREDIT POLICY. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1995, 1996 and 1997 credit play as a percentage of total dollars wagered was approximately 17.7%, 17.4% and 18.9%, respectively. As part of Trump Plaza's business strategy, Trump Plaza has imposed stricter standards on applications for new or additional credit. Trump Plaza bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and
(iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Plaza deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

    FACILITIES AND AMENITIES

    TRUMP PLAZA. The casino in Trump Plaza's main tower currently offers 101 table games and 2,201 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

    The entry level of Trump Plaza's main tower includes a cocktail lounge, three gift shops, a deli, a coffee shop, an ice cream parlor and a buffet. The casino level houses the casino, a fast food restaurant, an exclusive slot lounge for high-end patrons and an ocean view high-end slot area. An enclosed walkway connects Trump Plaza at the casino level with the original Atlantic City Convention Center and with Trump World's Fair.

    On February 16, 1996, Trump Plaza opened the approximately 15,000 square-foot Ocean View Casino and Bar and 249 of its 349 hotel rooms at Trump Plaza East. Management opened the remaining rooms and suites at Trump Plaza East in March 1996. The Ocean View Casino and Bar is the first gaming room in Atlantic City to combine a casino, bar and entertainment area, and features a 70-foot long bar with 27 bar-top slot machines, live entertainment and a 58 square-foot video wall, complemented by six additional television sets along the bar. With its high ceilings and windows overlooking the Atlantic Ocean and The Boardwalk, Trump Plaza has created a new and exciting entertainment environment for its casino patrons.

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

    In July 1994, Time Warner Entertainment Company, L.P. ("Time Warner") opened its second largest Warner Brothers Studio Store occupying the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet).

    TRUMP WORLD'S FAIR. Trump World's Fair is connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and adds an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair is outfitted with approximately 50,000 square feet of casino floor space housing 1,518-slot machines and 16 table games. In addition to the casino, Trump World's Fair features three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention and ballroom and meeting room space. The enclosed walkway runs through a portion of the original Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. Plaza Associates has acquired an easement with regard to this walkway through the original Atlantic City Convention Center.

    EMPLOYEES AND LABOR RELATIONS

    Plaza Associates has approximately 3,770 full time equivalent employees of whom approximately 1,500 are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the Casino Control Act.

    In April 1993, the National Labor Relations Board (the "NLRB") found that Plaza Associates had violated the National Labor Relations Act (the "NLRA") in the context of a union organizing campaign by table game dealers of Plaza Associates in association with the Sports Arena and Casino Employees Union Local 137 ("Local 137"). In connection with such finding, Plaza Associates was ordered to refrain from interfering with, restraining or coercing employees in the exercise of the rights guaranteed them by Section 7 of the NLRA, to notify its employees of such rights and to hold an election by secret ballot among its employees regarding whether they desired to be represented for collective bargaining by Local 137. The election was held on May 20 and 21, 1994 and the vote, which has been certified by the NLRB, was in favor of management and against representation by Local 137.

    HISTORICAL BACKGROUND

    THE 1992 EVENTS. Plaza Associates and Trump Plaza Funding ("Plaza Funding") restructured their indebtedness through a prepackaged plan of reorganization under Chapter 11 of the Bankruptcy Code ("the 1992 Plaza Restructuring") in order to alleviate their liquidity problems. On May 29, 1992, Plaza Associates and Plaza Funding completed the 1992 Plaza Restructuring, the purpose of which was to improve the amortization schedule and extend the maturity of Plaza Associates' indebtedness by (i) eliminating the sinking fund requirement on Plaza Funding's 12 7/8% Mortgage Bonds due 1998 (the "Original Plaza Bonds"),
(ii) extending the maturity of such indebtedness from 1998 to 2002, (iii) lowering the interest rate from 12 7/8% per annum to 12% per annum, (iv) reducing the aggregate principal amount of the indebtedness under the Original Plaza Bonds and certain other indebtedness from $250 million to $225 million and
(v) eliminating certain other indebtedness by reconstituting such debt in part as new bonds (the "Successor Plaza Bonds") and in part as Stock Units (as defined). The 1992 Plaza Restructuring was necessitated by the inability to either generate cash flow or obtain additional financing sufficient to make the scheduled sinking fund payment on the Original Plaza Bonds. In connection with the 1992 Plaza Restructuring, each holder of $1,000 principal amount of Original Plaza Bonds and such other indebtedness received (i) $900 principal amount of Successor Plaza Bonds, (ii) 12 Stock Units, each representing one share of Common Stock of Plaza Funding and one share of Preferred Stock of Plaza Funding (the "Stock Units") and (iii) cash payments of approximately $58.65, reflecting accrued interest.

    On May 29, 1992, Plaza Funding, which theretofore had no interest in Plaza Associates, received a 50% beneficial interest in TP/GP, Inc. ("Trump Plaza GP"), and Plaza Funding and Trump Plaza GP were admitted as partners of Plaza Associates. Plaza Funding also issued approximately three million Stock Units to holders of the Original Plaza Bonds and certain other indebtedness. Pursuant to the terms of Plaza Associates' partnership agreement, Plaza Funding was issued a preferred partnership interest, which provided Plaza Funding with partnership distributions designed to pay dividends on, and the redemption price of, the Stock Units. Trump Plaza GP became the managing general partner of Plaza Associates, and, through its Board of Directors, managed the affairs of Plaza Associates. Trump Plaza GP was subsequently merged with and into Plaza Funding, which became the managing general partner of Plaza Associates.

    THE 1993 EVENTS. The Successor Plaza Bonds and the Stock Units were redeemed in 1993 out of the proceeds of a refinancing designed to enhance Plaza Associates' liquidity and to position Plaza Associates for a subsequent deleveraging transaction. The 1993 refinancing included (i) the sale by Plaza Funding of $330 million in aggregate principal amount of 10 7/8% Mortgage Notes due 2001 (the "Plaza Notes") and (ii) the sale by Trump AC (known prior to April 17, 1996 as Trump Plaza Holding Associates) of $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "Plaza PIK Notes") and warrants to acquire an aggregate of $12 million in principal amount of additional Plaza PIK Notes (the "Plaza PIK Note Warrants"). Upon consummation of the refinancing, Plaza Funding held a 1% equity interest in Plaza Associates and Trump Atlantic City Holding, Inc., known prior to April 17, 1996 as Trump Plaza Holding, Inc. ("Trump AC Holding"), held a 99% equity interest.

    THE 1995 AND 1996 EVENTS. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the Plaza PIK Notes and the Plaza PIK Note Warrants. In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), of $155 million 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, pursuant to a contribution agreement, to THCR Holdings his ownership interests in Plaza Funding and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings owned Plaza Associates. In connection with the Taj Acquisition, THCR Holdings became the owner of both Plaza Associates and Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of the Taj Mahal, through its ownership interest in Trump AC. As part of the 1996 Offerings, Trump AC and its wholly owned finance subsidiary, Trump AC Funding, issued the TAC I Notes (as defined).

    THE 1997 EVENTS. In December 1997, Trump AC and Funding II issued the TAC II Notes and Trump AC and Funding III issued the TAC III Notes.

THE TAJ MAHAL

    The Taj Mahal ranked first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 1997. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its "Four Star" Mobil Travel Guide rating. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from growth of the Atlantic City market.

    In recent years, Taj Associates has completed construction of the Taj Entertainment Complex (as defined), reconfigured and expanded the casino floor to provide race simulcasting, poker wagering and keno, opened an Asian themed table game area, opened the Bengal Club for mid-level slot players and increased the number of poker tables and slot machines. The Taj Mahal's poker room is the largest in Atlantic City, which management believes adds to its customers' overall gaming experience. Taj Associates continually monitors operations to adapt to and anticipate industry trends. From 1994 to mid-1997, the Taj

Mahal refurbished substantially all of its hotel guest rooms and corridors and replaced all of its existing slot machines with new, more efficient machines with bill acceptors. Moreover, to further attract high-end players, the Taj Mahal opened the Dragon Room, an Asian themed table gaming area with 16 table games, and the Sultan's Palace, a separate 5,900 square-foot high-end slot lounge. In connection with the Sultan's Palace, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players.

    The Taj Mahal Expansion consisted of the construction of a new 14-bay bus terminal, which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximately 7,000 square foot casino expansion with approximately 260 slot machines with frontage on The Boardwalk, which was completed in July 1997. In addition, to increase entertainment opportunities for customers, the Hard Rock Cafe opened in November 1996, the All Star Cafe opened in March 1997 and the Stage Deli of New York opened in October 1997. A Warner Brothers Studio Store opened at the Taj Mahal in May 1997.

    THE TAJ MAHAL OPERATIONS

    GENERAL. The Taj Mahal currently has approximately 147,700 square feet of gaming space, 218 table games and 4,136 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 63 poker tables, which was added in 1993 and expanded in 1994. The casino's offerings include blackjack, progressive blackjack, craps, roulette, baccarat, mini baccarat, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, mini big six, mini dice and let it ride poker. In December 1995, the Taj Mahal opened an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. In May 1996, the Taj Mahal opened the Sultan's Palace, a high-end slot lounge. In August 1996, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players in conjunction with the Sultan's Palace.

    In December 1996, the Taj Mahal opened a new bus terminal with 14 bays. In November 1996, the Hard Rock Cafe opened at the Taj Mahal adjacent to the casino and The Boardwalk. In March 1997, the All Star Cafe opened at the Taj Mahal. A Warner Brothers Studio Store opened in May 1997. An additional simulcasting facility featuring horse racing was completed in June 1997. Construction of an approximately 7,000 square-foot casino expansion with 260 slot machines, with Boardwalk frontage, was completed in July 1997. In October 1997, the Stage Deli of New York opened at the Taj Mahal. In addition, as a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of select customers: the Maharajah Club for high-end table game players, the President's Club for high-end slot players and the Bengal Club for other preferred slot players.

    The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 18 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex") and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility. The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as Broadway revues, high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

    GAMING ENVIRONMENT. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In 1994, the Taj Mahal completed a major redecoration of the hotel lobby, a casino floor expansion and a reconfiguration, as well as the addition of a new mid-level player slot club. The casino floor expansion and reconfiguration accommodated the addition of keno, poker tables and slot machines. In the period 1994 through 1996, the Taj Mahal substantially replaced all of its existing slot machines with new, more efficient machines with bill acceptors. In addition, in June 1993, the Taj Mahal completed a 10,000 square-foot poker and simulcast area (which was subsequently enlarged to 12,000 square feet), which features 63 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1997, the Taj Mahal captured approximately 45.3% of the total Atlantic City poker revenues. In 1996 and 1997 the Taj Mahal expanded its casino floor by approximately 6,200 and 8,600 square feet, respectively. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horserace simulcasting location.

    The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the CCC on an ongoing basis, to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. In 1994, the Taj Mahal introduced the newly-approved games of keno and Caribbean stud poker and, in 1995, introduced the games of pai gow, pai gow poker and let it ride poker. Progressive blackjack and mini dice were also added in 1996 and 1997, respectively.

    "COMPING" STRATEGY. In order to compete effectively with other casino hotels, the Taj Mahal offers complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including complimentaries, on middle and upper middle market "drive in" patrons who visit Atlantic City frequently and have proven to be the most profitable market segment. A patron's propensity to wager is determined by a review of the patron's prior gaming history at the Taj Mahal as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is profitable to Taj Associates. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

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

    The casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (a player identification card) sign-ups in order to increase the Taj Mahal's marketing base.

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

    CREDIT POLICY. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1995, 1996 and 1997, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 24.5%, 29.7% and 31.2%, respectively. The Taj Mahal bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Taj Mahal deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

    EMPLOYEES

    Taj Associates has approximately 4,500 full time equivalent employees for the operation of the Taj Mahal, of whom approximately 1,750 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

    TAJ ACQUISITION

    On April 17, 1996, a subsidiary of THCR was merged (the "Taj Merger") with and into THCR Holding Corp., known prior to April 17, 1996 as Taj Mahal Holding Corp. As a result of the Taj Merger and the related transactions discussed below, THCR Holdings acquired Taj Associates. The Taj Acquisition included, among other things:

        (a) the payment of an aggregate of approximately $31,181,000 in cash and the issuance of 323,423 shares of THCR Common Stock to the holders of THCR Holding Corp.'s Class A Common Stock, par value $.01 per share;

        (b) the contribution (i) by Trump to Trump AC of all of his direct and indirect ownership interests in Taj Associates, pursuant to the contribution agreement, dated as of April 17, 1996, among, Trump, Trump Casinos, Inc. ("TCI"), TM/GP Corporation, known after the Taj Acquisition as THCR/LP Corporation ("THCR/LP"), and THCR Holdings in exchange for a modification of Trump's limited partnership interest in THCR Holdings and (ii) by THCR to Trump AC of all of its direct ownership interests in Taj Associates acquired in the Taj Merger;

        (c) the public offerings by (i) THCR of 12,500,000 shares of THCR Common Stock (plus 750,000 shares of THCR issued in connection with the partial exercise of the underwriters' over-allotment option (together, the "1996 Stock Offering")), and (ii) Trump AC and Trump AC Funding of the TAC I Notes (collectively with the 1996 Stock Offering, the "1996 Offerings");

        (d) the redemption, immediately prior to the Taj Merger, of the outstanding shares of THCR Holding Corp.'s Class B Common Stock, par value $.01 per share, in accordance with its terms, for $.50 per share;

        (e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 issued by Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

        (f) the retirement of the outstanding Plaza Notes;

        (g) the satisfaction of the indebtedness of Taj Associates under its loan agreement with National Westminster Bank USA ("Nat West");

        (h) the purchase of certain real property used in the operation of the Taj Mahal (the "Specified Parcels") that was leased from Taj Mahal Realty Corp. ("Realty Corp.");

        (i) the purchase of Trump Plaza East;

        (j) the payment to Bankers Trust Company ("Bankers Trust")to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

        (k) the issuance to Trump of warrants to purchase 1,800,000 shares of THCR Common Stock (the "Trump Warrants").

TCS

    Trump Casino Services, a New Jersey limited liability company ("TCS"), was formed on June 27, 1996 for the purpose of reducing operating costs by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates, the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump AC and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. In June 1996, the CCC granted TCS an initial casino license which, in July 1997, was renewed through July 1998. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Trump Castle Associates, L.P. ("Castle Associates"), the owner and operator of Trump Marina Hotel Casino ("Trump Marina"), entered into an Amended and Restated Services Agreement pursuant to which TCS also provides those same functions and services to Castle Associates in connection with the operation of Trump Marina. Trump Communications, L.L.C. ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of reducing operating costs by consolidating advertising functions of, and providing certain services, to each of Plaza Associates, Taj Associates and Castle Associates.

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

CERTAIN INDEBTEDNESS

    TAC I NOTES. As a part of the Taj Acquisition, Trump AC and Trump AC Funding issued in an underwritten offering $1,200,000,000 aggregate principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC I Notes"). The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

    TAC II NOTES. In December 1997, Trump AC and Funding II issued in a private offering, exempt from registration under the Securities Act, $75,000,000 principal amount of the TAC II Notes which mature on May 1, 2006. The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

    TAC III NOTES. In December 1997, Trump AC and Funding III issued in a private offering, exempt from registration under the Securities Act, $25,000,000 principal amount of the TAC III Notes which mature on May 1, 2006. The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

    PLAZA NOTES. The Plaza Notes were retired in connection with the Taj Acquisition. The Plaza Notes were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes were retired through repurchase and defeasance and Plaza Funding and Plaza Associates were released from their obligations under all financial and negative covenants and certain other provisions contained in the indenture under which the Plaza Notes were issued (the "Plaza Note Indenture"), and the Plaza Note Security (as defined in the Plaza Note Indenture) was released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption on June 15, 1998 of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date. Additionally, Plaza Funding irrevocably instructed the Plaza Note Trustee (as defined in the Plaza Note Indenture) to provide notice of such redemption not less than 30 or more than 60 days prior to June 15, 1998.

    OTHER INDEBTEDNESS. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $11.3 million of indebtedness, including, as of December 31, 1997, approximately $3.2 million due under outstanding mortgage notes described above.

ATLANTIC CITY MARKET

    The Atlantic City market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $3.91 billion in gaming revenues in 1997, an approximately 2.1% increase over 1996 gaming revenues of approximately $3.83 billion. From 1992 to 1997, total gaming revenues in Atlantic City have increased approximately 21.4%, while hotel rooms increased by 25.5% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1997, the volume of bus customers dropped to 9.4 million in 1997, continuing a decline from 11.7 million in 1991. The volume of customers traveling by other means to Atlantic City has grown from 20.4 million in 1992 to 34.3 million in 1997.

    Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

    Total Atlantic City slot revenues increased 3.6% in 1997, continuing a trend of increases over the past five years. From 1992 through 1997, slot revenue growth in Atlantic City has averaged 5.2% per year. Total table revenue did not increase in 1997, while table game revenue from 1992 to 1997 has increased on average 0.8% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1992, the number of slot machines in Atlantic City has increased 54%, while the number of table games has increased by 12.6%. Slot revenues increased from 66% of total casino revenues in 1992 to 70% in 1997. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

    The regulatory environment in Atlantic City has improved recently. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled operator's funds from regulatory support into uses of the CRDA. Administrative costs of regulation will be reduced while increasing funds will be available for new development. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

    Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. The old convention center, built in the late 1920s and located on The Boardwalk, will receive an approximately $50 million facelift following the opening of the new convention center and will continue to be used for special events. The State of New Jersey has commenced a long-term capital plan to upgrade and expand the Atlantic City International Airport. To date, approximately $18 million has been spent on renovation of the airport terminal and upgrades of the airport's access roads and parking facilities.

    In addition to the planned casino expansions, major infrastructure improvements have begun. The CRDA is currently overseeing the development of the $88 million "Grand Boulevard" corridor that will link the new convention center with The Boardwalk. The project has been substantially completed as of December 31, 1997.

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

COMPETITION

    ATLANTIC CITY. Competition in the Atlantic City casino hotel market is intense. Trump Plaza and the Taj Mahal (the "Atlantic City Properties") compete with each other and with other casino hotels located in Atlantic City, including Trump Marina, which is wholly owned by THCR Holdings, the parent of Trump AC. Trump Plaza and the Taj Mahal are located on The Boardwalk, approximately 1.2 miles apart from each other. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. In addition, there are several sites on The Boardwalk and the Marina on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort by Mirage to be built at the Marina and a casino resort by MGM Grand, Inc. to be built on The Boardwalk), although management is not aware of any current construction on such sites by third parties. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties.

There also can be no assurance that the Atlantic City development projects which are planned or underway will be completed.

    Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. In 1993, nine casinos experienced increased gaming revenues compared to 1992 (including the Taj Mahal), while three casinos (including Trump Plaza) experienced decreased revenues. In 1994, ten casinos experienced increased gaming revenues compared to 1993 (including the Taj Mahal), while two casinos (including Trump Plaza) experienced decreased revenues. During 1995, all 12 casinos experienced increased gaming revenues compared to 1994. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues.

    In 1992, the Atlantic City casino industry experienced an increase of 6.9% in gaming revenues per square foot from 1991. Gaming revenues per square foot increased by 1.4% for 1993 (excluding poker and race simulcast rooms, which were introduced for the first time in such year), compared to 1992. In 1994, gaming revenues per square foot decreased 2.5% (or 4.5% including square footage devoted to poker, keno and race simulcasting). The 1994 decline was due, in part, to the increase in casino floor space in Atlantic City as a result of expansion of a number of casinos and to the severe weather conditions which affected the Northeast during the winter of 1994. Between April 30, 1993 and December 31, 1995, many operators in Atlantic City expanded their facilities in anticipation of and in connection with the June 1993 legalization of simulcasting and poker, increasing total gaming square footage by approximately 181,200 square feet (23.3%) of which approximately 83,700 square feet is currently devoted to poker, keno and race simulcasting. During this same period, 172 poker tables and 5,500 slot machines were added. During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,193 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units and table games increased by approximately 82 units during 1997.

    The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. In December 1996, Bay Cruises began operation of a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. Bay Cruises temporarily ceased operations pending the outcome of its appeal of a federal prosecutor's ruling that the ships must travel 12, rather than 3, miles offshore to reach international waters. On December 2, 1997, a federal judge overruled the prosecutor's ruling, and Bay Cruises announced plans to resume operations. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On January 28, 1998, Manhattan Cruises began offering nightly gambling cruises departing from Manhattan, New York City and five other companies are currently seeking permission to operate similar cruises. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,000 slot machines were installed at 3 horse tracks in 1996, and track owners in several other states are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation ("Hyatt") as the preferred developer of the permanent Casino Niagara.

    In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other and with Trump Marina for gaming patrons.

    OTHER COMPETITION. In addition, the Atlantic City Properties face competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to IGRA, which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Atlantic City Properties. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

    In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, which currently offers 24-hour gaming and contains over 5,500 slot machines. An ongoing expansion at Foxwoods, due to be completed in April 1998, will include additional hotel rooms, restaurants and retail stores. A high speed ferry between New York City and Foxwoods is due to begin service in March 1998. The Mashantucket Pequot Nation has also announced plans for a high speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun Hotel International, Ltd., the Mohegan Sun Resort has 75% of the gaming capacity of Foxwoods. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed by the year 2000. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

    A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. Also, it has been reported that a Sussex County, New Jersey businessman has offered to donate land he owns there to the Oklahoma-based Lenape/Delaware Indian Nation which originated in New Jersey and already has federal recognition, but does not have a reservation in New Jersey. The Lenape/Delaware Indian Nation has signed an agreement with the town of Wildwood, New Jersey to open a casino; however, the plan requires federal and state approval in order to proceed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has announced plans to construct a golf course and convention center. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Fall River, Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

    STATE LEGISLATION. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of the Atlantic City Properties could be adversely affected by such competition, particularly if casino gaining were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over three years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On January 28, 1997, the New York State Senate rejected a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any new gambling constitutional amendment until 1999. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, would have a material adverse impact on Trump AC.

GAMING AND OTHER LAWS AND REGULATIONS

    THE FOLLOWING IS ONLY A SUMMARY OF THE APPLICABLE PROVISIONS OF THE CASINO CONTROL ACT AND CERTAIN OTHER LAWS AND REGULATIONS. IT DOES NOT PURPORT TO BE A FULL DESCRIPTION THEREOF AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO THE CASINO CONTROL ACT AND SUCH OTHER LAWS AND REGULATIONS. UNLESS OTHERWISE INDICATED, ALL REFERENCES TO "TRUMP PLAZA" INCLUDE (A) TRUMP PLAZA'S MAIN TOWER, INCLUDING TRUMP PLAZA EAST AND (B) TRUMP WORLD'S FAIR.

    NEW JERSEY GAMING REGULATIONS

    In general, the Casino Control Act and its implementing regulations contain detailed provisions concerning, among other things, the granting and renewal of casino licenses; the suitability of the approved hotel facility and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees; equal employment opportunities for employees of casino operators, contractors of casino facilities and others; and advertising, entertainment and alcoholic beverages.

    CASINO CONTROL COMMISSION. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The CCC is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified.

    OPERATING LICENSES. In June 1995, the CCC renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997. In December 1996, the CCC allowed Plaza Associates to operate Trump Plaza and Trump World's Fair under one casino license through May 1999. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 1999. In June 1996, the CCC also granted TCS a license through July 1997, which license has been renewed through July 1998. Timely applications for renewal of the TCS casino license will be made to the CCC. In June 1995, the CCC renewed Castle Associates' casino license and approved Trump as a natural person qualifier through May 1999. None of these licenses are transferable and their renewal will include a financial review of the relevant operating entities as well as their holding and intermediary companies. Upon revocation, suspension for more than 120 days or failure to renew a casino license, the Casino Control Act provides for the appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

    CASINO LICENSE. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino licenses currently held by Plaza Associates, Taj Associates and Castle Associates are renewable for periods of up to four years and the license held by TCS is renewable for a period of up to one year. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

    Each casino license, except the TCS license, entitles the holder to operate one casino. Further, no person may be the holder of a casino license if the holding of such license will result in undue economic concentration in Atlantic City casino operations by that person. On May 17, 1995, the CCC adopted a regulation defining the criteria for determining undue economic concentration which outlines the content of existing CCC precedent with respect to the subject. In its May 18, 1995 declaratory rulings with respect to Plaza Associates' petition, the CCC, among other things, determined that Plaza Associates' operation of Trump World's Fair casino space would not result in undue economic concentration in Atlantic City casino operations.

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

    Management believes that it has adequate financial resources to meet the financial stability requirements under the Casino Control Act for the foreseeable future.

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

    FINANCIAL SOURCES. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15% of an issue of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder has no ability to control the casino licensee. The CCC may require holders of less than 15% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

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

    OWNERSHIP AND TRANSFER OF SECURITIES. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Trump AC, Trump AC Funding, Funding II and Funding III are deemed to be Regulated Companies, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

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

    Under the terms of the indentures which govern the TAC I Notes (the "TAC I
Note Indenture"), the TAC II Notes (the "TAC II Note Indenture") and the TAC III Notes (the "TAC III Note Indenture"), if a holder of such securities does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and Trump AC, Trump AC Funding, Funding II and Funding III may redeem the securities at the lesser of the outstanding amount or fair market value.

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

    Whenever any person enters into a contract to transfer any property which relates to an ongoing casino operation, including a security of the casino licensee or a holding or intermediary company or entity qualifier, under circumstances which would require that the transferee obtain licensure or be qualified under the Casino Control Act, and that person is not already licensed or qualified, the transferee is required to apply for interim casino authorization. Furthermore, except as set forth below with respect to publicly traded securities, the closing or settlement date in the contract at issue may not be earlier that the 121st day after the submission of a complete application for licensure or qualification together with a fully executed trust agreement in a form approved by the CCC. If, after the report of the Division and a hearing by the CCC, the CCC grants interim authorization, the property will be subject to a trust. If the CCC denies interim authorization, the contract may not close or settle until the CCC makes a determination on the qualifications of the applicant. If the CCC denies qualification, the contract will be terminated for all purposes and there will be no liability on the part of the transferor.

    If, as the result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, the person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require to order to remove the need to qualify.

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

    APPROVED HOTEL FACILITIES. The CCC may permit an existing licensee to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

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

    GROSS REVENUE TAX. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1995, 1996 and 1997, Plaza Associates' gross revenue tax was approximately $24.0 million, $29.8 million and $30.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.4 million, $6.0 million and $4.9 million, respectively. For the years ended December 31, 1995, 1996 and 1997, Taj Associates' gross revenue tax was approximately $40.2 million, $40.7 million and $41.7 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.2 million, $5.0 million and $3.9 million, respectively.

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

    From the monies made available to the CRDA, the CRDA was required to set aside $175 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies were used to fund up to 27% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

    MINIMUM CASINO PARKING CHARGES. Since July 1, 1993, each casino licensee has been required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates and Taj Associates currently charge their parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

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

    CONSERVATORSHIP. If, at any time, it is determined that Plaza Associates, Trump AC, Trump AC Funding, Funding II, Funding III, Taj Associates or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee.

    QUALIFICATION OF EMPLOYEES. Certain employees of Plaza Associates, Taj Associates and TCS must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

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

    As the result of an audit conducted by the Treasury's Office of Financial Enforcement in 1995, Plaza Associates was alleged to have failed to file timely the Currency Transaction Report in connection with 65 individual currency transactions in excess of $10,000 during the period from October 31, 1986 to December 10, 1988. Plaza Associates paid a fine of $292,500 in connection with these violations. Plaza Associates has revised its internal control procedures to ensure continued compliance with these regulations. From 1992 through 1995, the Service conducted an audit of Currency Transaction Reports filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The Treasury has received a report detailing the audit as well as the response of Taj Associates. As a result of Taj Associates' audit, the Treasury has notified Taj Associates that it failed to timely file Currency Transaction Reports in connection with certain currency transactions. In December 1997, Taj Associates paid a fine of $477,000 in connection with 106 of these violations.

    Plaza Associates and Taj Associates have adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review Currency Transaction Report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments;
(iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a self-disciplinary program for employee violations of the policy.

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

ITEM 2. PROPERTIES.

TRUMP PLAZA

    Plaza Associates owns and leases several parcels of land in and around Atlantic City, New Jersey, each of which is used in connection with the operation of Trump Plaza and each of which is subject to the liens of the mortgages associated with the TAC I Notes, the TAC II Notes and the TAC III Notes (collectively, the "Plaza Mortgages") and certain other liens.

    PLAZA CASINO PARCEL. Trump Plaza's main tower is located on The Boardwalk in Atlantic City, New Jersey, next to the Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by The Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

    The Plaza Casino Parcel consists of four tracts of land, three of which are currently owned by Plaza Associates and one of which is leased by Plaza Hotel Management Company ("PHMC") to Plaza Associates pursuant to a non-renewable ground lease, which expires on December 31, 2078 (the "PHMC Lease"). The land which is subject to the PHMC Lease is referred to as the "Plaza Leasehold Tract." Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Trump Seashore") had leased to Plaza Associates two of the tracts which are now owned by Plaza Associates. Trump Seashore and Seashore Four are 100% beneficially owned by Trump and are, therefore, affiliates of THCR. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Trump Seashore in September 1996 for $10 million and $14.5 million, respectively.

    The PHMC Lease is a "net lease" pursuant to which Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the Plaza Leasehold Tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for whatever reason), ownership of such improvements will vest in PHMC. The PHMC Lease also contains an option pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract at certain times during the term of such PHMC Lease under certain circumstances.

    TRUMP PLAZA EAST. In connection with the Taj Acquisition, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising Trump Plaza East for a purchase price of $28.0 million. During the years ended December 31, 1995 and 1996, Plaza Associates incurred approximately $3.8 million and $1.1 million, respectively, in expenses associated with its lease of Trump Plaza East. Plaza Associates currently leases a portion of the land which comprises Trump Plaza East from an unrelated third party.

    In September 1993, Trump (as predecessor in interest to Plaza Associates under the lease for Trump Plaza East) entered into a sublease with Time Warner (the "Time Warner Sublease") pursuant to which Time Warner subleased the entire first floor of retail space for a new Warner Brothers Studio Store which opened in July 1994. Time Warner renovated the premises in connection with opening of the Warner Brothers Studio Store. The lease term is for ten years and gives Time Warner the option to renew for two additional 5-year terms. Time Warner is required to pay percentage rent monthly in an amount equal to (i) 7.5% of gross annual sales up to $15.0 million and (ii) 10% of gross annual sales in excess of $15 million. The terms of the Time Warner Sublease give Time Warner the right to terminate the sublease if (i) gross annual sales are less than $5.0 million for year two or less than $5.0 million as adjusted by CPI for years three through nine; and (ii) Trump Plaza ceases to operate as a first class hotel.

    TRUMP WORLD'S FAIR. Pursuant to the option to purchase Trump World's Fair, on June 12, 1995, using proceeds from the June 1995 Offerings, Plaza Associates acquired title to Trump World's Fair. Further, pursuant to an easement agreement with the NJSEA, Plaza Associates has an exclusive easement over, in and through the portions of the original Atlantic City Convention Center used as the pedestrian walkway connecting Trump Plaza's main tower and Trump World's Fair. The easement is for a 25-year term and may be renewed at the option of Plaza Associates for one additional 25-year period. In consideration of the granting of the easement, Plaza Associates must pay to NJSEA the sum of $2.0 million annually, such annual payment to be adjusted every five years to reflect changes in the consumer price index. Plaza Associates has the right to terminate the easement agreement at any time upon six months' notice to NJSEA in consideration of a termination payment of $1,000,000. See "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations--Approved Hotel Facilities."

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

    Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet ("Additional Parcel 1") and owns another parcel on Mississippi Avenue adjacent to Additional Parcel 1 consisting of approximately 5,750 square feet.

    Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and subleases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, in the same block as the Plaza Garage Parcel. They are used for signage and surface parking and are not encumbered by any mortgage liens other than that of the Plaza Mortgages.

    WAREHOUSE PARCEL. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1997, of approximately $1.4 million and is encumbered by the Plaza Mortgages. This facility is currently being utilized by TCS.

    SUPERIOR MORTGAGES. The liens securing the indebtedness on the Plaza Garage Parcel, the Egg Harbor Parcel and liens securing indebtedness on certain parking facilities are each senior to the liens of the Plaza Mortgages. The principal amount currently secured by such mortgages is, in the aggregate, approximately $3.2 million.

    Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

TAJ MAHAL

    Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgages securing the TAC I Notes, the TAC II Notes and the TAC III Notes.

    THE CASINO PARCEL. The land comprising the Taj Mahal site consists of approximately 30 acres, bounded by The Boardwalk to the south, vacated former States Avenue to the east, Pennsylvania Avenue to the west and Pacific Avenue to the north. The Taj Mahal was opened to the public on April 2, 1990.

    TAJ ENTERTAINMENT COMPLEX. In connection with the Taj Acquisition, Taj Associates purchased the Taj Entertainment Complex from Realty Corp. The Taj Entertainment Complex is a 20,000-square-foot multipurpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall.

    STEEL PIER. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 1998 unless extended.

    OFFICE AND WAREHOUSE SPACE. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet.

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

    PARKING. The Taj Mahal provides parking for approximately 6,950 cars of which 6,725 spaces are located in indoor parking garages and 225 surface spaces are located on land purchased from Realty Corp. in connection with the Taj Acquisition. In addition, Taj Associates entered into a lease agreement with Castle Associates to share its employee parking facilities.

    THEMED RESTAURANTS AND SPECIALTY STORE. Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") has entered into a fifteen-year lease (the "Hard Rock Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Hard Rock Cafe. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, paid in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, paid in equal monthly installments, for the remaining 5 years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10% of Hard Rock's annual gross sales in excess of $10,000,000. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof and also has the option to extend the term of the lease for an additional five-year period at an annual basic rent of $907,500 during such renewal term. The Hard Rock Cafe opened in November 1996.

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

    Stage Deli of Atlantic City, Inc. ("Stage Deli") has entered into a ten-year and five-month lease commencing July 7, 1997 (the "Stage Deli Lease") with Taj Associates for the lease of space at the Taj Mahal for a Stage Deli of New York restaurant. Stage Deli has an option to renew the Stage Deli Lease for an additional five-year term. The basic rent under the Stage Deli Lease is (i) $400,000 per year for the first three years of the lease, (ii) $436,000 per year for the fourth through sixth years of the lease, (iii) $475,240 per year for the seventh through ninth years of the lease and (iv) $518,011.56 per year for the last year of the lease, paid in equal monthly installments. In addition, Stage Deli will pay percentage rent in an amount equal to the difference, if any, between (i) 6% of Stage Deli's gross monthly sales made during each lease year and (ii) the applicable monthly basic rent. The Stage Deli of New York opened in October 1997.

    Time Warner has entered into a ten-year lease (the "Time Warner Taj Lease") with Taj Associates for the lease of space at the Taj Mahal for a Warner Brothers Studio Store. Time Warner has an option to renew the Time Warner Taj Lease for two additional five-year terms. Time Warner pays percentage rent monthly in an amount equal to (i) 7.5% of gross annual sales up to $5.0 million and (ii) 10% sales of gross annual sales in excess of $5.0 million. No minimum or "base" rent is payable under the Time Warner Taj Lease. The terms of the lease give Time Warner the right to terminate the lease if (i) gross annual sales are less than $2.5 million for the second year of the lease or less than $2.5 million as adjusted by CPI for the third through ninth years of the lease; and (ii) the Taj Mahal ceases to operate as a first class hotel. The Warner Brothers Studio Store opened in May 1997.

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

    PLAZA ASSOCIATES. The CRDA is required to set aside funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. See "Business--Gaming and Other Laws and Regulations--New Jersey Gaming Regulations-- Investment Alternative Tax Obligations." In June 1993, Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a certain structure adjacent thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same and pursuant to a credit agreement between them, reserved to Plaza Associates the right to take investment tax credits up to approximately $14.2 million. Plaza Associates has, except for three small parcels discussed below, acquired the site and had constructed and presently operates and maintains the proposed hotel tower, public park, roadway and parking area.

    As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire certain small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The proceedings with respect to the remaining three parcels, which, if acquired, will be included in the public park and parking area of the project, are currently pending and include a claim by the defendants that the CRDA did not properly determine that the parcels were to be used for public purposes. The CRDA motion seeking dismissal of this claim has been briefed and, in February 1998, argued by the parties. Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, seeks an order that the Plaza Associates' application and credit agreement be deemed amended so as to terminate the CRDA obligation to acquire the two parcels and enabling the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion, which is opposed by Plaza Associates, has been briefed and, in February 1998, argued by Plaza Associates and the CRDA.

    The defendants in two of the condemnation proceedings filed a separate joint complaint in the New Jersey Superior Court alleging, among other claims, that the CRDA and Plaza Associates are wrongfully attempting to deprive them of property rights in violation of their constitutional and civil rights. COKING, ET AL. V. CASINO REINVESTMENT DEVELOPMENT AUTHORITY, ET AL., Docket No. ATL-L-2555-97. The CRDA's motion for summary judgment on the complaint and Plaza Associates' motion to dismiss it for failure to state a claim were granted by the New Jersey Superior Court on October 24, 1997 and November 11, 1997.

    OTHER LITIGATION. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. This decision is currently being appealed. On May 14, 1997 the State Court entered a summary judgment in favor of the State and CRDA. This decision is also being appealed.

    On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but granted the motion to dismiss this action on substantive grounds. This decision is currently being appealed.

    On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division where it is currently pending.

    On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint.

    On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and Trump Casinos II, Inc. ("TCI-II"). The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with its acquisition of Castle Associates (the "Castle Acquisition") by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997. The Court of Chancery has not yet ordered the Delaware cases dismissed.

    On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon Brothers, Inc ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, and injunction, rescission and damages.

    The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with the previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendants' reply was served December 9, 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted by the Registrants to their security holders for a vote during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    TRUMP AC. THCR Holdings has beneficially owned 100% of the partnership interests in Trump AC since June 12, 1995.

    TRUMP AC FUNDING. Trump AC has owned 100% of the common stock of Trump AC Funding since its formation on January 30, 1996. There is no established trading market for Trump AC Funding's common stock.

    FUNDING II. Trump AC has owned 100% of the common stock of Funding II since its formation on November 18, 1997. There is no established trading market for Funding II's common stock.

    FUNDING III. Trump AC has owned 100% of the common stock of Funding III since its formation on November 18, 1997. There is no established trading market for Funding III's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

    The following table sets forth certain historical consolidated financial information of Trump AC for each of the five years ended December 31, 1993 through 1997 (see Notes 1 and 2 below).

    All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                                YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------------
                                                                1993        1994        1995         1996          1997
                                                             ----------  ----------  ----------  ------------  ------------

                                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  REVENUES:
    Gaming.................................................  $  264,081  $  261,451  $  298,073  $    752,228  $    889,116
    Other..................................................      69,203      66,869      74,182       190,995       231,235
      Gross revenues.......................................     333,284     328,320     372,255       943,223     1,120,351
    Promotional allowances.................................      32,793      33,257      45,077       113,743       138,085
                                                             ----------  ----------  ----------  ------------  ------------
      Net revenues.........................................     300,491     295,063     327,178       829,480       982,266
                                                             ----------  ----------  ----------  ------------  ------------
  COSTS AND EXPENSES:
    Gaming.................................................     136,895     139,540     164,396       453,841       555,547
    Other..................................................      24,778      23,380      21,261        54,613        65,462
    General and administrative.............................      71,624      73,075      65,521       147,464       168,143
    Depreciation and amortization..........................      17,554      15,653      16,213        60,870        66,018
    Preopening.............................................      --          --          --             4,145       --
                                                             ----------  ----------  ----------  ------------  ------------
      Total costs and expenses.............................     250,851     251,648     267,391       720,933       855,080
                                                             ----------  ----------  ----------  ------------  ------------
  Income from operations...................................      49,640      43,415      59,787       108,547       127,186
  Interest expense, net....................................     (39,889)    (48,219)    (43,261)     (112,122)     (141,249)
  Other non-operating income (expense)(a)..................      (3,873)     (4,931)     (5,743)       14,194
  Extraordinary (loss) gain(b).............................       4,120      --          (9,250)      (59,132)
  (Provision) benefit for income taxes.....................        (660)        865      --           --            --
                                                             ----------  ----------  ----------  ------------  ------------
  Net income (loss)........................................  $    9,338  $   (8,870) $    1,533  $    (48,513) $    (14,063)
                                                             ----------  ----------  ----------  ------------  ------------
                                                             ----------  ----------  ----------  ------------  ------------

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents................................  $   14,393  $   11,144  $   15,937  $     71,320       114,879
  Property and equipment, net..............................     293,141     298,354     425,262     1,456,267     1,460,050
  Total assets.............................................     374,498     375,643     480,024     1,659,006     1,739,073
  Total long-term debt, net of current maturities..........     395,948     403,214     332,721     1,207,795     1,300,027
  Total capital (deficit)..................................     (54,710)    (63,580)    110,812       331,858       327,939

------------------------

Note 1: On June 12, 1995, as part of the June 1995 Offerings, THCR issued $140 million of THCR Common Stock and contributed the proceeds from such offering to THCR Holdings, the beneficial owner of 100% of Trump AC, for an approximately 60% general partnership interest in THCR Holdings.

Note 2: On April 17, 1996, as part of the Taj Acquisition, THCR acquired Taj Associates. In connection with the Taj Acquisition, Taj Associates became a wholly owned subsidiary of Trump AC. Therefore, the financial data as of December 31, 1996 and 1997 reflect the Taj Acquisition and includes the operations of Taj Associates for the period from the date of acquisition (April 17, 1996) through December 31, 1996.

(a) Other non-operating expense for the years ended December 31, 1993, 1994 and 1995 includes $3.9 million, $4.9 million and $3.7 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East. Other non-operating expense for the year ended December 31, 1995 also includes $2.0 million in costs associated with Trump World's Fair. Other non-operating income for the year ended December 31, 1996 includes $15.0 million license fee revenue.

(b) The excess of the carrying value of a note obligation over the amount of the settlement payment, net of related prepaid expenses, in the amount of $4,120,000 has been reported as an extraordinary gain for the year ended December 31, 1993. The extraordinary loss of $9,250,000 for the period from January 1, 1995 through June 12, 1995 relates to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write off of related unamortized deferred financing costs. The extraordinary loss for the year ended December 31, 1996 of $59.1 million relates to the redemption of the Plaza Notes and the Plaza PIK Note Warrants and the write-off of unamortized deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

    The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

    The following table includes selected data of Plaza Associates and Taj Associates (since April 17, 1996, date of acquisition) for the years ended December 31, 1996 and 1997:

                                                                             YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                                                1996
                                                     1996         1997           TAJ          1997         1996         1997
                                                     PLAZA        PLAZA      ASSOCIATES        TAJ         TOTAL        TOTAL
                                                  ASSOCIATES   ASSOCIATES        (1)       ASSOCIATES    TRUMP AC     TRUMP AC
                                                  -----------  -----------  -------------  -----------  -----------  -----------
                                                                                  (IN MILLIONS)
Revenues:
  Gaming........................................   $   368.9    $   370.7     $   383.3     $   518.4    $   752.2    $   889.1
  Other.........................................       105.7        108.0          85.3         123.2        191.0        231.2
                                                  -----------  -----------  -------------  -----------  -----------  -----------
  Gross Revenues................................       474.6        478.7         468.6         641.6        943.2      1,120.3
Less: Promotional Allowances....................        65.6         64.4          48.1          73.7        113.7        138.1
                                                  -----------  -----------  -------------  -----------  -----------  -----------
  Net Revenues..................................       409.0        414.3         420.5         567.9        829.5        982.2
                                                  -----------  -----------  -------------  -----------  -----------  -----------
Costs & Expenses:
  Gaming........................................       223.9        233.8         230.0         321.6        453.9        555.5
  Pre-opening...................................         4.1       --            --            --              4.1       --
  General & Administrative......................        83.3         80.2          64.2          88.0        147.5        168.1
  Depreciation & Amortization...................        23.0         24.4          37.8          41.4         60.9         66.0
  Other.........................................        28.4         32.0          26.2          33.5         54.6         65.5
                                                  -----------  -----------  -------------  -----------  -----------  -----------
  Total Costs and Expenses......................       362.7        370.4         358.2         484.5        721.0        855.1
                                                  -----------  -----------  -------------  -----------  -----------  -----------
Income from Operations..........................        46.3         43.9          62.3          83.4        108.5        127.1
                                                  -----------  -----------  -------------  -----------  -----------  -----------
  Non-Operating Income..........................         4.9           .6          10.7           1.1         16.6          2.9
  Interest Expense..............................       (47.1)       (48.6)        (67.4)        (94.7)      (114.5)      (144.1)
                                                  -----------  -----------  -------------  -----------  -----------  -----------
  Total Non-Operating Expense...................       (42.2)        48.0         (56.7)        (93.6)       (97.9)      (141.2)
                                                  -----------  -----------  -------------  -----------  -----------  -----------
  Income (loss) before extraordinary loss.......         4.1         (4.1)          5.6         (10.2)        10.6        (14.1)
  Extraordinary Loss............................       (59.1)      --            --            --            (59.1)      --
                                                  -----------  -----------  -------------  -----------  -----------  -----------
  Net Income/(loss).............................   $   (55.0)   $    (4.1)    $     5.6     $   (10.2)   $   (48.5)   $   (14.1)
                                                  -----------  -----------  -------------  -----------  -----------  -----------
                                                  -----------  -----------  -------------  -----------  -----------  -----------

                                                                             YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------------
                                                                                1996
                                                     1996         1997           TAJ          1997         1996         1997
                                                     PLAZA        PLAZA      ASSOCIATES        TAJ         TOTAL        TOTAL
                                                  ASSOCIATES   ASSOCIATES        (1)       ASSOCIATES    TRUMP AC     TRUMP AC
                                                  -----------  -----------  -------------  -----------  -----------  -----------
                                                                                  (IN MILLIONS)
Table Game Revenues.............................   $   104.1    $    96.4     $   161.9     $   202.7    $   266.0    $   299.1
Incr (Decr) over Prior Period...................                $    (7.7)                  $    40.8                 $    33.1
Table Game Drop.................................   $   686.9    $   654.4     $   942.5     $ 1,279.1    $ 1,629.4    $ 1,933.5
Incr (Decr) over Prior Period...................                $   (32.5)                  $   336.6                 $   304.1
Table Win Percentage............................        15.2%        14.7%         17.2%         15.9%        16.3%        15.5%
                                                                      (.5)                       (1.3)
Incr (Decr) over Prior Period...................                         pts                         pts                    (.8) pts
Number of Table Games...........................         127          117           167           155          284          282
Incr (Decr) over Prior Period...................                      (10)                         (2)                      (12)
Slot Revenues...................................   $   264.8    $   274.3     $   206.2     $   297.4    $   471.0    $   571.7
Incr (Decr) over Prior Period...................                $     9.5                   $    91.2                 $   100.7
Slot Handle.....................................   $ 3,179.8    $ 3,381.1     $ 2,510.3     $ 3,583.7    $ 5,690.1    $ 6,964.8
Incr (Decr) over Prior Period...................                $   201.3                   $ 1,073.4                 $ 1,274.7
Slot Win Percentage.............................         8.3%         8.1%          8.2%          8.3%         8.3%         8.2%
                                                                      (.2)
Incr (Decr) over Prior Period...................                         pts                   .1 pts                       (.1) pts
Number of Slot Machines.........................       3,629        4,083         3,799         4,136        7,428        8,219
Incr (Decr) over Prior Period...................                      454                         337                       791
Poker Revenues..................................          --           --     $    13.1     $    16.0    $    13.1    $    16.0
Incr (Decr) over Prior Period...................                   --                       $     2.9                 $     2.9
Number of Poker Tables..........................          --           --            64            63           64           63
Incr (Decr) over Prior Period...................                       --                          (1)                       (1)
Other Gaming Revenues...........................          --           --     $     2.1     $     2.3    $     2.1    $     2.3
Incr (Decr) over Prior Period...................                       --                   $      .2                 $      .2
Total Gaming Revenues...........................   $   368.9    $   370.7     $   383.3     $   518.4    $   752.2    $   889.1
Incr (Decr) over Prior Period...................                $     1.8                   $   135.1                 $   136.9

------------------------
(1) Since date of acquisition April 17, 1996.

    Gaming revenues are the primary source of Trump AC's revenues. The increase in gaming revenues is primarily attributable to the acquisition of Taj Associates on April 17, 1996.

    Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.0% for the years December 31, 1996 and 1997, respectively.

    During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements, and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a new forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997, the net effect of applying these new lives was to increase net income by $6.0 million.

    Non-operating income for the year ended December 31, 1996 included a one-time $15.0 million non-refundable licensing fee resulting from an agreement with Atlantic Jersey Thermal Systems, Inc.

    The extraordinary loss of $59.1 million for the year ended December 31, 1996 relates to the redemption of the Plaza Notes and the write-off of unamortized deferred financing costs on April 17, 1996.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

    The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

    The following table includes selected data of Plaza Associates and Taj Associates (since date of acquisition) for the year ended December 31, 1996 and of Plaza Associates for the year ended December 31, 1995:

                                                                               YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                                               1996
                                                                    1995         1996           TAJ          1996
                                                                    PLAZA        PLAZA      ASSOCIATES       TOTAL
                                                                 ASSOCIATES   ASSOCIATES        (1)        TRUMP AC
                                                                 -----------  -----------  -------------  -----------
                                                                                    (IN MILLIONS)
REVENUES:
  Gaming.......................................................   $   298.1    $   368.9     $   383.3     $   752.2
  Other........................................................        74.2        105.7          85.3         191.0
                                                                 -----------  -----------  -------------  -----------
  Gross Revenues...............................................       372.3        474.6         468.6         943.2
Less: Promotional Allowances...................................        45.1         65.6          48.1         113.7
                                                                 -----------  -----------  -------------  -----------
  Net Revenues.................................................       327.2        409.0         420.5         829.5
                                                                 -----------  -----------  -------------  -----------
Costs & Expenses:
  Gaming.......................................................       164.4        223.9         230.0         453.9
  Pre-opening..................................................      --              4.1        --               4.1
  General & Administrative.....................................        65.5         83.3          64.2         147.5
  Depreciation & Amortization..................................        16.2         23.0          37.8          60.9
  Other........................................................        21.3         28.4          26.2          54.6
                                                                 -----------  -----------  -------------  -----------
  Total Costs and Expenses.....................................       267.4        362.7         358.2         721.0
                                                                 -----------  -----------  -------------  -----------
Income from Operations.........................................        59.8         46.3          62.3         108.5
                                                                 -----------  -----------  -------------  -----------
  Non-Operating Income (Expense)...............................        (4.7)         4.9          10.7          16.6
  Interest Expense.............................................       (44.3)       (47.1)        (67.4)       (114.5)
                                                                 -----------  -----------  -------------  -----------
  Total Non-Operating Expense..................................       (49.0)       (42.2)        (56.7)        (97.9)
                                                                 -----------  -----------  -------------  -----------
  Income before extraordinary loss.............................        10.8          4.1           5.6          10.6
  Extraordinary Loss...........................................        (9.3)       (59.1)       --             (59.1)
                                                                 -----------  -----------  -------------  -----------
Net (Loss) Income..............................................   $     1.5    $   (55.0)    $     5.6     $   (48.5)
                                                                 -----------  -----------  -------------  -----------
                                                                 -----------  -----------  -------------  -----------
Table Game Revenues............................................   $    96.4    $   104.1     $   161.9     $   266.0
Incr (Decr) over Prior Period..................................                $     7.7     $   161.9     $   169.6
Table Game Drop................................................   $   626.8    $   686.9     $   942.5     $ 1,629.4
Incr (Decr) over Prior Period..................................                $    60.1     $   942.5     $ 1,002.6
Table Win Percentage...........................................        15.4%        15.2%         17.2%         16.3%
                                                                                    (0.2)
Incr (Decr) over Prior Period..................................                         pts        17.2pts     .9 pts
Number of Table Games..........................................          97          127           167           294
Incr (Decr) over Prior Period..................................                       30           167           197

Slot Revenues..................................................   $   201.7    $   264.8     $   206.2     $   471.0
Incr (Decr) over Prior Period..................................                $    63.1     $   206.2     $   269.3
Slot Handle....................................................   $ 2,368.7    $ 3,179.8     $ 2,510.3     $ 5,690.1
Incr (Decr) over Prior Period..................................                $   811.1     $ 2,510.3     $ 3,321.4
Slot Win Percentage............................................         8.5%         8.3%          8.2%          8.3%
                                                                                    (0.2)
Incr (Decr) over Prior Period..................................                         pts         8.2pts        (.2) pts
Number of Slot Machines........................................       2,339        3,629         3,799         7,428
Incr (Decr) over Prior Period..................................                    1,290         3,799         5,089

Poker Revenues.................................................      --           --         $    13.1     $    13.1
Incr (Decr) over Prior Period..................................                   --         $    13.1     $    13.1
Number of Poker Tables.........................................      --           --                64            64
Incr (Decr) over Prior Period..................................                   --                64            64

Other Gaming Revenues..........................................      --           --         $     2.1     $     2.1
Incr (Decr) over Prior Period..................................                   --         $     2.1     $     2.1

Total Gaming Revenues..........................................   $   298.1    $   368.9     $   383.3     $   752.2
Incr (Decr) over Prior Period..................................                $    70.8     $   383.3     $   454.1

------------------------

(1) Since date of acquisition April 17, 1996.

    Gaming revenues are the primary source of Trump AC's revenues. The increase in gaming revenues is primarily attributable to the acquisition of Taj Associates on April 17, 1996.

    Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.8% and 15.4% for the year ended December 31, 1995 and 1996, respectively.

    Non-operating income for the year ended December 31, 1996 included a one-time $15.0 million non-refundable licensing fee resulting from an agreement with Atlantic Jersey Thermal Systems, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

    Cash flows from operating activities are Trump AC's principal source of liquidity. Proceeds from the 1997 Offerings are intended by Trump AC to provide expansion funds and working capital for operations. Accordingly, the company expects to have sufficient liquidity to meet its obligations. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary. With proceeds from the 1996 Offerings, Trump AC, among other things, retired the outstanding Taj Bonds, retired the outstanding Plaza Notes, satisfied the indebtedness of Taj Associates under its loan agreement with Nat West, purchased certain real property used in the operation of Trump Plaza and the Taj Mahal and paid Bankers Trust to release certain liens and guarantees.

    The indentures under which the TAC I Notes, the TAC II Notes and the TAC III Notes were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

    Capital expenditures for Trump AC for the year's ended December 31, 1996 and 1997 were $193.0 million and $56.4 million respectively. Capital expenditures for the year ended December 31, 1996 includes Trump Plaza East and Trump World's Fair expansions of $35.5 million and $57.9 million respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were approximately $8.3 million and $14.8 million for the years ended December 31, 1996 and 1997, respectively. In addition, in 1996 and 1997, Plaza Associates exercised its option to purchase from Trump Seashore Associates and Seashore Four Associates, both entities beneficially owned by Trump, two of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of the leases, the payments under which were terminated upon the exercise of such option. The exercise price and associated closing costs were $14.5 million for Trump Seashore Associates and $10.2 million for Seashore Four Associates.

    Capital expenditures attributable to the Taj Mahal were $90.9 million for the period from acquisition, April 17, 1996 , to December 31, 1996 and $40.8 million for the year ended December 31, 1997. Capital expenditures for improvements to existing facilities were approximately $18.8 million for the period from acquisition, April 17, 1996, to December 31, 1996 and $7.6 million for the year ended December 31, 1997. Capital expenditures attributable to the expansion of the facility were approximately $10.3 million for the period from acquisition, April 17, 1996, to December 31, 1996 and $33.2 million for the year ended December 31, 1997. Capital expenditures for the period from acquisition, April 17, 1996, to December 31,

1996 included the purchase of property previously leased upon which a portion of the casino hotel complex is situated for $61.8 million.

    The Taj Mahal Expansion consisted of the construction of a new 14-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square foot casino expansion with 260 slot machines which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 were approximately $43.5 million and have been funded principally out of cash from operations.

    Trump AC has assessed the Year 2000 issue and has begun implementing a plan to resolve the issue, which is expected to be completed in early 1999. Based upon management's assessment it is anticipated that associated costs incurred to satisfactorily complete the plan will not be material.

SEASONALITY

    The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, Trump AC's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

    There was no significant impact on operations as a result of inflation during 1995, 1996 or 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Pursuant to the General Instructions to Rule 305 of Regulation S-K, the quantitative and qualitative disclosures called for by this Item 7A and by Rule 305 of Regulation S-K are inapplicable to the Registrants at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    An index to financial statements and required financial statement schedules is set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    MANAGEMENT OF TRUMP AC, TRUMP AC FUNDING, FUNDING II AND FUNDING III

    THCR is the general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR Holdings owns 100% of Trump AC, directly and through its ownership of Trump AC Holding. Trump AC Funding, Funding II and Funding III are wholly owned subsidiaries of Trump AC. Trump AC and TACC are the general partners of Plaza Associates and Taj Associates. The Board of Directors of each of Trump AC Funding, Funding II and Funding III consists of Messrs. Trump, Nicholas L. Ribis, Robert M. Pickus, Wallace B. Askins and Don M. Thomas. The TAC I Note Indenture, the TAC II Note Indenture and the TAC III Note Indenture each requires that two directors of Trump AC Funding, Funding II and Funding III be persons who would qualify as "Independent Directors" as such term is defined by the rules of the American Stock Exchange, Inc. ("Amex") (the "Independent Directors"). The Amex rules define "independent directors" as those who are not officers of the company, are neither related to its officers nor represent concentrated family holdings of its shares and who, in view of the company's board of directors, are free of any relationship that would interfere with the exercise of independent judgment.

    Set forth below are the names, ages, positions and offices held with Trump AC, Trump AC Funding, Funding II and Funding III and a brief account of the business experience during the past five years of each member of the board of directors of Trump AC Funding, Funding II and Funding III and of the executive officers of Trump AC, Trump AC Funding, Funding II and Funding III.

    DONALD J. TRUMP--Trump, 51 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump AC Holding since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump Marina, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors, President and Treasurer of Trump's Castle Funding, Inc. ("Castle Funding"). Trump is the Chairman of the Board and Treasurer of Trump's Castle Hotel & Casino, Inc. ("TCHI"). Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

    NICHOLAS L. RIBIS--Mr. Ribis, 53 years old, has been President, Chief Executive Officer, Chief Financial Officer, and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of Castle Associates since March 1991; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively. Mr. Ribis is now a director of TCHI. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

    ROBERT M. PICKUS--Mr. Pickus, 43 years old, has been Executive Vice President and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/ LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI since February 1998. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception.

    R. BRUCE MCKEE-- Mr. McKee, 52 years old, has served as the Senior Vice President of Corporate Finance of THCR, Trump AC Funding and TACC since June 1997. Mr. McKee has served as the Senior Vice President of Corporate Finance of Funding II and Funding III since December 1997. Mr. McKee served as President and Chief Operating Officer of Castle Associates from October 1996 until June 1997. Mr. McKee was acting Chief Operating Officer of Taj Associates from October 1995 through October 1996, Senior Vice President, Finance of Taj Associates from July 1993 through October 1996 and Vice President, Finance of Taj Associates from September 1990 through June 1993. Mr. McKee has been the Assistant Treasurer of THCR/LP, Realty Corp. and TCI since September 1991 Mr. McKee served as the Assistant Treasurer of THCR Holding Corp. from September 1991 until February 1998. Previously, Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel Atlantic City, from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.

    JOHN P. BURKE--Mr. Burke, 50 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke has served as the Senior Vice President of THCR since June 1997. Mr. Burke has been Senior Vice President of Corporate Finance of THCR Holdings and THCR Funding since January 1996, and has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997 Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

    WALLACE B. ASKINS--Mr. Askins, 67 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

    DON M. THOMAS--Mr. Thomas, 67 years old, has been a director of THCR and THCR Funding since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

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

    Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief account of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of Trump AC, Trump AC Funding, Funding II or Funding III.

    BARRY J. CREGAN--Mr. Cregan, 43 years old, has been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Since February 21, 1995, Mr. Cregan has been Vice President of Trump AC Holding. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump Marina. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

    FRED A. BURO--Mr. Buro, 41 years old, has been the Executive Vice President of Marketing of Plaza Associates since May 1994. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

    JAMES A. RIGOT--Mr. Rigot, 46 years old, has been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot served as Vice President of Casino Operations of Tropicana Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

    All of the persons listed above are citizens of the United States and are licensed by the CCC.

    MANAGEMENT OF THE TAJ MAHAL

    Set forth below are the names, ages, positions and offices held with Taj Associates and a brief account of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than those who are also directors or executive officers of Trump AC, Trump AC Funding, Funding II or Funding III.

    RODOLFO E. PRIETO--Mr. Prieto, 54 years old, has been Chief Operating Officer of Taj Associates since October 1996. Mr. Prieto has been Vice President of Trump AC Holding since February 1998. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995 and Executive Vice President and Assistant General Manager for the Tropicana Resort and Casino from September 1986 to November 1994.

    LARRY W. CLARK--Mr. Clark, 53 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from

May 1991 to November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

    WALTER KOHLROSS--Mr. Kohlross, 56 years old, has been Senior Vice President, Food & Beverages of Taj Associates since June 1992, Vice President International Marketing of Taj Associates from June 1993 through October 1995, Vice President, Hotel Operations of Taj Associates from June 1991 to June 1992, and was Vice President, Food & Beverage of Taj Associates from 1988 to June 1991.

    NICHOLAS J. NIGLIO--Mr. Niglio, 51 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

    PATRICK J. O'MALLEY--Mr. O'Malley, 43 years old, has been the Executive Vice President of Finance of Taj Associates since October 1996. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City. Prior to joining The Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriott International Hotels.

    LORETTA I. VISCOUNT--Ms. Viscount, 38 years old, has been Assistant Secretary of Trump AC Holding since February 1998, Vice President of Legal Affairs of Taj Associates since January 1997, Executive Director of Legal Affairs for Taj Associates from May 1996 to January 1997; and Executive Director of Legal Affairs for Castle Associates from September 1987 to May 1996. Prior to that, Ms. Viscount served as in-house counsel to the Claridge Hotel and Casino and had been engaged in the private practice of law since 1982.

    All of the persons listed above are citizens of the United States and are licensed by the CCC.

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

    JOSEPH A. FUSCO--Mr. Fusco, 53 years old, has been Executive Vice-President for Government Relations & Regulatory Affairs of THCR since June 1996 and of TCS since July 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for

Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

    FRANCIS X. MCCARTHY, JR.--Mr. McCarthy, 45 years old, has been the Executive Vice President of Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

    KEVIN S. SMITH--Mr. Smith, 41 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

    All of the persons listed above are citizens of the United States and are licensed by the CCC.

ITEM 11. EXECUTIVE COMPENSATION

    Plaza Associates and Taj Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

    The following table sets forth compensation paid or accrued during the years ended December 31, 1997, 1996 and 1995 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Plaza Associates and Taj Associates, each of the four most highly compensated executive officers of Plaza Associates and Taj Associates whose salary and bonuses exceeded $100,000 for the year ended December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                 ANNUAL COMPENSATION
                                                -----------------------------------------------------
                   NAME AND                                                            OTHER ANNUAL      ALL OTHER
              PRINCIPAL POSITION                  YEAR        SALARY       BONUS     COMPENSATION(1)   COMPENSATION
----------------------------------------------  ---------  ------------  ----------  ----------------  -------------
Donald J. Trump...............................       1997  $    --       $   --             --          $   --
  Chairman of the Board, President & Treasurer       1996       --           --             --            1,031,000(2)
  of Trump AC Holding                                1995       --           --             --            2,743,000(2)

Nicholas L. Ribis.............................       1997  $  1,098,076  $   --         $   --          $     2,613(3)
  Chief Executive Officer of Plaza Associates        1996       998,250      --             --                1,188(3)
  and Taj Associates                                 1995     1,075,881      --             --                1,294(3)

Barry J. Cregan...............................       1997  $    766,632  $   --         $   --          $     4,000(3)
  President and Chief Operating Officer of           1996       744,813      28,500         --                4,737(3)
  Plaza Associates                                   1995       637,000     284,800         --                4,576(3)

Rudolfo Prieto(4).............................       1997  $    459,116  $   --         $   --          $     4,000(3)
  President and Chief Operating Officer Casino       1996       316,106      --             --                3,800(3)
  Operations of Taj Associates                       1995        17,673      --             --              --

Larry Clark...................................       1997  $    340,538  $  235,476     $   --          $     4,000(3)
  Executive V.P. Casino Operations of Taj            1996       309,400     109,700         --                3,800(3)
  Associates                                         1995       276,611     124,000         --                3,696(3)

Nicholas L. Niglio(5).........................       1997  $    332,515  $  287,563     $   --          $     4,000(3)
  Senior V.P. Casino Marketing of Taj                1996       278,984     186,916     $   --                3,800(3)
  Associates                                         1995       228,792     100,236         --                3,696(3)

------------------------

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

(2) The amounts listed represent (i) amounts paid by Plaza Associates to Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, for services provided under a services agreement (the "TPM Services Agreement") and (ii) amounts paid pursuant to the Taj Services Agreement. In addition, Trump was reimbursed $483,000 and $549,000 in 1996 and 1995, respectively, for expenses incurred pursuant to the TPM Services Agreement and the Taj Services Agreement. The TPM Services Agreement and the Taj Services Agreement both expired in 1996. Trump is not an employee of Plaza Associates or Taj Associates.

(3) Represents vested and unvested contributions made by Plaza Associates, Taj Associates and/or TCS under the Trump Plaza Hotel and Casino Retirement Savings Plan, the Trump Taj Mahal Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(4) Mr. Prieto commenced employment with Taj Associates in December 1995.

(5) Mr. Niglio commenced employment with Taj Associates in February 1995.

EMPLOYMENT AGREEMENTS

    As a result of the June 1995 Offerings, THCR and THCR Holdings entered into a revised employment agreement with Mr. Ribis (the "Ribis THCR Agreement"), pursuant to which he agreed to serve as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings. The term of the Ribis THCR Agreement is five years. Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500. Mr. Ribis's annual salary is paid in equal parts by THCR, Plaza Associates, Taj Associates and Castle Associates. In the event Mr. Ribis's employment is terminated by THCR other than for "cause" or if he incurs a "constructive termination without cause," Mr. Ribis will receive a severance payment equal to one year's base salary, and the phantom stock units and options will become fully vested. The Ribis THCR Agreement defines (a) "cause" as Mr. Ribis's (i) conviction of certain crimes, (ii) gross negligence or willful misconduct in carrying out his duties, (iii) revocation of his casino key employee license or (iv) material breach of the agreement, and (b) "constructive termination without cause" as the termination of Mr. Ribis's employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units will also automatically vest upon the death or disability of Mr. Ribis. The Ribis THCR Agreement also provides for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans will be forgiven, including both principal and interest, in the event of a "change of control." The Ribis THCR Agreement defines "change of control" as the occurrence of any of the following events: (i) any person (other than THCR Holdings, Trump or an affiliate of either) becomes a beneficial owner of 50% or more of the voting stock of THCR,
(ii) the majority of the Board of Directors of THCR consists of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), PROVIDED, HOWEVER, that any person who becomes a director subsequent to June 12, 1995, shall be considered a June 12 Director if his election or nomination was supported by three-quarters of the June 12 Directors, (iii) THCR adopts and implements a plan of liquidation or (iv) all or substantially all of the assets or business of THCR are disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis THCR Agreement also provides certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis THCR Agreement, Mr. Ribis has agreed that upon termination of his employment other than for "cause" or following a "change of control," he would not engage in any activity competitive with THCR for a period of up to one year.

    Mr. Ribis had an employment agreement with Taj Associates pursuant to which Mr. Ribis acted as Chief Executive Officer of Taj Associates. This agreement has been terminated in connection with the Taj Acquisition and the Castle Acquisition and now Mr. Ribis is compensated for his services to Taj Associates under the Ribis THCR Agreement.

    Plaza Associates had an employment agreement with Barry J. Cregan (the "Cregan Agreement") pursuant to which Mr. Cregan acted as President and Chief Operating Officer of Plaza Associates. The Cregan Agreement, which expired on December 31, 1997, provided for an annual base salary of $750,000. Pursuant to the Cregan Agreement, Mr. Cregan devoted all of his professional time to Plaza Associates. Subsequent to the expiration of the Cregan Agreement, Mr. Cregan has continued to act as President and Chief Operating Officer of Plaza Associates.

    Plaza Associates has an employment agreement with James A. Rigot (the "Rigot Agreement") pursuant to which Mr. Rigot acts as Executive Vice President of Casino Operations of Plaza Associates. The Rigot Agreement, which expires on May 4, 2000, provides for an annual base salary of $300,000, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion, however, at no time shall such salary be less than $300,000. Pursuant to the Rigot Agreement, Mr. Rigot devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminates the Rigot Agreement
(i) because Mr. Rigot's CCC license is terminated or (ii) because Mr. Rigot has committed an act constituting Cause (defined as a breach by Mr. Rigot of any provision of the Rigot Agreement or any employee conduct rules, an act of dishonesty, the deliberate and intentional refusal by Mr. Rigot to perform his duties under the Rigot Agreement, certain disabilities or death), Plaza Associates shall pay to Mr. Rigot all compensation earned to the date of such termination. In the event that Plaza Associates terminates the Rigot Agreement for any other reason, Plaza Associates shall offer to pay Mr. Rigot an amount equal to twelve months of Mr. Rigot's then current salary, which offer, if accepted, will constitute complete satisfaction of all obligations and liabilities arising out of the Rigot Agreement. So long as Plaza Associates continues to pay Mr. Rigot's salary pursuant to the Rigot Agreement, Mr. Rigot shall not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

    Plaza Associates has an employment agreement with Fred Buro (the "Buro Agreement") pursuant to which Mr. Buro acts as Executive Vice President of Marketing of Plaza Associates. The Buro Agreement, which expires on May 11, 2000, provides for an annual base salary of $300,000, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion, however, at no time shall such salary be less than $300,000. Pursuant to the Buro Agreement, Mr. Buro devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminates the Buro Agreement (i) because Mr. Buro's CCC license is terminated or (ii) because Mr. Buro has committed an act constituting Cause (defined as a breach by Mr. Buro of any provision of the Buro Agreement or any employee conduct rules, an act of dishonesty, the deliberate and intentional refusal by Mr. Buro to perform his duties under the Buro Agreement, certain disabilities or death), Plaza Associates shall pay to Mr. Buro all compensation earned to the date of such termination. In the event that Plaza Associates terminates the Buro Agreement for any other reason, Plaza Associates shall offer to pay Mr. Buro an amount equal to twelve months of Mr. Buro's then current salary, which offer, if accepted, will constitute complete satisfaction of all obligations and liabilities arising out of the Buro Agreement. So long as Plaza Associates continues to pay Mr. Buro's salary pursuant to the Buro Agreement, Mr. Buro shall not accept employment, either as an employee, consultant or independent contractor, for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

    The Rigot Agreement and the Buro Agreement provide for discretionary bonuses. Factors considered by Plaza Associates in the awarding of all discretionary bonuses generally are the attainment by Plaza Associates of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals.

    TCS has an employment agreement with Kevin S. Smith, Esq. (the "Smith Agreement") pursuant to which Mr. Smith acts as the Vice President of Corporate Litigation & Risk Management of TCS. The Smith Agreement, which expires on December 31, 2000, provides for a bonus of $25,000 upon signing and an annual base salary of $160,000, with any bonus and increases in salary provided in TCS's sole and absolute discretion. Pursuant to the Smith Agreement, Mr. Smith devotes all of his professional time to TCS. In the event that TCS terminates the Smith Agreement because Mr. Smith has committed an act constituting Cause (defined as the denial or revocation of Mr. Smith's CCC license, conviction of a disqualifying crime, breach of trust, certain disabilities or death), TCS shall pay to Mr. Smith all compensation earned to the date of such termination.

    Taj Associates has an employment agreement with Rodolfo E. Prieto (the "Prieto Agreement") pursuant to which he serves as President and Chief Operating Officer of Taj Associates. The Prieto Agreement, which expires December 31, 2000, provides for a bonus of $100,000 upon signing, an annual salary of $550,000 through July 1998, $600,000 through July 1999, and $650,000 through expiration, and, in addition, an annual bonus at the sole discretion of Taj Associates. Pursuant to the Prieto Agreement, Mr. Prieto has agreed that in the event the agreement is terminated by him, he would not solicit or contact, directly or through any other casino in Atlantic City, any customers whom he developed during his employment with Taj Associates for a period of one year.

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

    Taj Associates has an employment agreement with Larry W. Clark (the "Clark Agreement") pursuant to which he serves as Executive Vice President, Casino Operations of Taj Associates. The Clark Agreement, which expires on June 30, 2001, provides for a bonus of $50,000, net of taxes, upon signing, an annual salary of $350,000 and, in addition, a minimum guaranteed bonus of at least $125,000 per annum. Pursuant to the Clark Agreement, Mr. Clark has agreed that in the event the agreement is terminated by him for any reason or by Taj Associates for cause, he would not engage in employment for or on behalf of any other casino hotel located in Atlantic City for a period of one year.

    Taj Associates has an employment agreement with Nicholas J. Niglio (the "Niglio Agreement") pursuant to which he serves as Executive Vice President, International Marketing of Taj Associates. The Niglio Agreement, which expires on June 30, 2001, provides for a bonus of $100,000, net of taxes, upon signing, an annual salary of $350,000 and, in addition, a minimum guaranteed bonus of $100,000, net of taxes. Pursuant to the Niglio Agreement, Mr. Niglio has agreed that upon termination of his employment he would not solicit or contact, directly or through any other casino in Atlantic City, any customers whom he had developed during his employment with Taj Associates for a period of one year.

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

COMPENSATION OF DIRECTORS

    All of the directors of Trump AC Funding, Funding II and Funding III currently serve as an officer or on the Board of Directors of THCR and receive no additional compensation for their service with Trump AC Funding, Funding II, and Funding III. Directors of THCR who are also employees or consultants of THCR and its affiliates receive no directors' fees. Non-employee directors are paid an annual directors' fee of $50,000, plus $2,000 per meeting attended plus reasonable out-of-pocket expenses incurred in attending these meetings.

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

    TAJ ACQUISITION. On April 17, 1996, a subsidiary of THCR was merged with and into THCR Holding Corp. and each outstanding share of THCR Holding Corp.'s Class A Common Stock, which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. The outstanding shares of THCR Holding Corp.'s Class C Common Stock all of which were held by Trump, were canceled in connection with the Taj Acquisition. In addition, Trump received the Trump Warrants. See "Business--The Taj Mahal--Taj Acquisition."

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

    On June 24, 1993, in connection with the 1993 refinancing of Trump Plaza,
(i) Trump transferred title to Trump Plaza East to Missouri Boardwalk, Inc. ("MBI"), a wholly owned subsidiary of Midlantic National Bank ("Midlantic"), in exchange for a reduction in indebtedness to Midlantic, (ii) MBI leased Trump Plaza East to Trump (the "Trump Plaza East Lease") for a term of five years, which would have expired on June 30, 1998, during which time Trump would have been obligated to pay MBI $260,000 per month in lease payments and (iii) Plaza Associates acquired an option to purchase Trump Plaza East. In October 1993, Plaza Associates assumed the Trump Plaza East Lease and related expenses. On April 17, 1996, in connection with the Taj Acquisition, Plaza Associates purchased Trump Plaza East and the Trump Plaza East Lease, and related obligations were terminated.

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

    From October 4, 1991 until April 17, 1996, Taj Associates leased the Specified Parcels from Realty Corp., consisting of land adjacent to the site of the Taj Mahal, which is used primarily for a bus terminal, surface parking and the Taj Entertainment Complex, as well as the Steel Pier and a warehouse complex. During 1993, 1994 and 1995, lease obligations to Realty Corp. for these facilities were approximately $3.3 million per year. On April 17, 1996, in connection with the Taj Acquisition, Taj Associates purchased the Specified Parcels from Realty Corp. and the lease and related obligations were terminated.

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

    Taj Associates and Trump were parties to the Taj Services Agreement, which became effective in April 1991, and which provided that Trump would render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates through December 31, 1999. In consideration for the services to be rendered, Taj Associates paid an annual fee (the "Annual Fee") equal to 1% of Taj Associates' earnings before interest, taxes and depreciation less capital expenditures for such year, with a minimum base fee of $500,000 per annum. During the year 1995, and the period from January 1, 1996 to April 17, 1996, Trump earned approximately $1.7 million and $0.4 million, respectively, in respect of the Annual Fee, including amounts paid to a third party pursuant to an assignment agreement. In addition, during the year 1995, and the period from January 1, 1996 to April 17, 1996, Taj Associates reimbursed Trump $261,000 and $148,000, respectively, for expenses pursuant to the Taj Services Agreement. Taj Associates agreed to indemnify Trump from and against any licensing fees arising out of his performance of the Taj Services Agreement, and against any liability arising out of his performance of the Taj Services Agreement, other than that due to his gross negligence or willful misconduct. The Taj Services Agreement was terminated upon consummation of the Taj Acquisition on April 17, 1996.

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

    Trump is the sole director of TACC, a general partner of Plaza Associates, of which Messrs. Trump, Ribis and Pickus are executive officers. Messrs. Trump and Ribis also serve on the Board of Directors of

Trump AC Holding, of which Messrs. Trump, Ribis and Burke are also executive officers. Trump is not compensated by such entities for serving as an executive officer, however, he has entered into a personal services agreement with Plaza Associates and THCR. Messrs. Ribis and Burke are not compensated by the foregoing entities, however, they are compensated by Plaza Associates for their service as executive officers.

    Messrs. Ribis, Pickus and Burke serve on the Board of Directors of THCR Holding Corp., which held, prior to April 17, 1996, an indirect equity interest in Taj Associates, of which Mr. Trump is an executive officer. Such persons also serve on the Board of Directors of THCR/LP, the former managing general partner of Taj Associates, of which Messrs. Trump and Ribis are executive officers. See "--Employment Agreements."

    Mr. Ribis also serves on the Board of Directors of Realty Corp., which, prior to the Taj Acquisition, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

    Messrs. Ribis, Pickus and Burke are members of the Board of Partner Representatives of Castle Associates and members of the Board of Directors of TCHI, the general partner of Castle Associates of which Messrs. Ribis, Pickus and Burke are executive officers. In addition, Trump is the sole director and an officer of Castle Funding. Messrs. Ribis, Pickus and Burke received no compensation from these entities other than from Castle Associates for their services as executive officers. Trump is not compensated by these entities other than pursuant to the Castle Services Agreement.

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

    FUNDING II. Through its ownership of 100% of Trump AC and Trump AC Holding, THCR Holdings has owned 100% of Funding II's common stock since its formation on November 18, 1997.

    FUNDING III. Through its ownership of 100% of Trump AC and Trump AC Holding, THCR Holdings has owned 100% of Funding II's common stock since its formation on November 18, 1997.

    TRUMP AC. Through its ownership of 100% of Trump AC Holding, THCR Holdings currently beneficially owns 100% of Trump AC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Affiliate party transactions are governed by the provisions of the TAC I
Note Indenture, the TAC II Note Indenture and the TAC III Note Indenture which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of Trump AC Funding, Funding II or Funding III, as applicable.

    Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation--Compensation Committee Interlocks and Insider
Participation--Certain Related Party Transactions--Plaza Associates," "--Taj Associates" and "-- Other Relationships."

    Plaza Associates and Taj Associates have joint insurance coverage with Castle Associates and other entities affiliated with Trump, for which the annual premiums paid by Plaza Associates and Taj Associates were approximately $3.0 million for the year ended December 31, 1997.

    Plaza Associates leased portions of its Egg Harbor Parcel to Castle Associates. Lease payments by Castle Associates to Plaza Associates totaled $5,000 in 1996. Castle Associates did not make any lease payments to Plaza Associates in 1997.

    INDEMNIFICATION AGREEMENTS. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements (see "Executive Compensation--Employment Agreements"), certain former and current directors of Plaza Funding entered into separate indemnification agreements in May 1992 and June 1993 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an indemnification trust agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would (i) not terminate, amend or modify certain agreements in a manner which may adversely affect the rights or interests of such directors unless an additional sum of $600,000 was first deposited with the Indemnification Trustee, and (ii) maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; PROVIDED, HOWEVER, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; PROVIDED FURTHER that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates. In June 1993, an additional sum of $600,000 was deposited with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP.

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

    (B) REPORTS ON FORM 8-K.

    The Registrants did not file any reports on Form 8-K during the year ended December 31, 1997.

    (C) EXHIBITS

3.1.1(19)   Certificate of Incorporation of Trump Atlantic City Funding, Inc. (formerly THCR
            Atlantic City Funding, Inc.).
3.1.2(19)   Certificate of Amendment of Certificate of Incorporation of Trump Atlantic City
            Funding, Inc. (formerly THCR Atlantic City Funding, Inc.).
3.2(19)     By-Laws of Trump Atlantic City Funding, Inc. (formerly THCR Atlantic City
            Funding, Inc.).
3.3-3.7     Intentionally omitted.
3.8.1(5)    Partnership Agreement of Trump Atlantic City Associates (formerly Trump Plaza
            Holding Associates).
3.8.2(5)    Amendment No. 1 to the Partnership Agreement of Trump Atlantic City Associates
            (formerly Trump Plaza Holding Associates.).
3.8.3(12)   Amendment No. 2 to the Partnership Agreement of Trump Atlantic City Associates
            (formerly Trump Plaza Holding Associates).
3.8.4(20)   Amended and Restated Partnership Agreement of Trump Atlantic City Associates.
3.9.1(4)    Agreement and Plan of Merger between TP/GP Corp. and Trump Plaza Funding, Inc.
3.9.2(19)   Form of Second Amended and Restated Agreement of Limited Partnership of Trump
            Hotels & Casino Resorts Holdings, L.P.
3.10(25)    Certificate of Incorporation of Trump Atlantic City Funding II, Inc.
3.11(25)    By-Laws of Trump Atlantic City Funding II, Inc.
3.12(24)    Certificate of Incorporation of Trump Atlantic City Funding III, Inc.
3.13(24)    By-Laws of Trump Atlantic City Funding III, Inc.
3.14(26)    Certificate of Incorporation of Trump Atlantic City Corporation, as amended.
3.15(26)    By-Laws of Trump Atlantic City Corporation.
3.16(25)    Certificate of Formation of Trump Casino Services, L.L.C.
3.17(25)    Operating Agreement of Trump Casino Services, L.L.C.
3.18(25)    Certificate of Formation of Trump Communications, L.L.C.
3.19(25)    Operating Agreement of Trump Communications, L.L.C.
3.20(26)    Third Amended and Restated Partnership Agreement of Trump Plaza Associates,
            dated April 17, 1996, by and between Trump Atlantic City Associates, Trump Plaza
            Funding, Inc. and Trump Taj Mahal Corporation (now known as Trump Atlantic City
            Corporation).
3.21(26)    Second Amended and Restated Partnership Agreement of Trump Taj Mahal Associates,
            dated April 17, 1996, by and between Trump Atlantic City Associates, TM/GP
            Corporation (now known as THCR/LP Corporation), Trump Taj Mahal Corporation (now
            known as Trump Atlantic City Corporation) and Trump Taj Mahal, Inc. (now known as Trump Casinos, Inc.).

4.1(5)      Mortgage Note Indenture, among Trump Plaza Funding, Inc., as issuer, Trump Plaza
            Associates, as guarantor, and First Bank National Association, as trustee.
4.2(5)      Indenture of Mortgage, between Trump Plaza Associates, as mortgagor, and Trump
            Plaza Funding, Inc., as mortgagee.
4.3(5)      Assignment Agreement between Trump Plaza Funding, Inc. and First Bank National
            Association, as trustee.
4.4(5)      Assignment of Operating Assets from Trump Plaza Associates to Trump Plaza
            Funding, Inc.
4.5(5)      Assignment of Leases and Rents from Trump Plaza Associates to Trump Plaza
            Funding, Inc.
4.6(5)      Indenture of Mortgage between Trump Plaza Associates and First Bank National
            Association, as trustee.
4.7(5)      Assignment of Leases and Rents from Trump Plaza Associates to First Bank
            National Association, as trustee.
4.8(5)      Assignment of Operating Assets from Trump Plaza Associates to First Bank
            National Association, as trustee.
4.9(5)      Trump Plaza Associates Note to Trump Plaza Funding, Inc.
4.10(5)     Mortgage Note Certificate (included in Exhibit 4.1).
4.11(5)     Pledge Agreement of Trump Plaza Funding, Inc., in favor and for the benefit of
            First Bank National Association, as trustee.
4.12-4.18   Intentionally omitted.
4.19.6(20)  Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Associates, as pledgor, to First Bank National Association, as Senior Note Trustee.
4.26.1(20)  Indenture, among Trump Atlantic City Associates and Trump Atlantic City Funding,
            Inc., as issuers, Trump Plaza Associates, Trump Taj Mahal Associates and The
            Trump Taj Mahal Corporation, as guarantors, and First Bank National Association, as trustee.
4.27.1(20)  First Mortgage Note Certificate (included in Exhibit 4.26.1).
4.28.1(20)  Indenture of Mortgage and Security Agreement, among Trump Taj Mahal Associates, as mortgagor, and First Bank National Association, as collateral agent, as mortgagee.
4.28.2(20)  Indenture of Mortgage and Security Agreement, among Trump Plaza Associates, as mortgagor, and First Bank National Association, as collateral agent, as mortgagee.
4.29.1(20)  Assignment of Leases and Rents, among Trump Taj Mahal Associates, as assignor, and First Bank National Association, as collateral agent, as mortgagee.
4.29.2(20)  Assignment of Leases and Rents, among Trump Plaza Associates, as assignor, and
            First Bank National Association, as collateral agent, as mortgagee.
4.30.1(20)  Collateral Agency Agreement, among First Bank National Association, as collateral agent, and First Bank National Association, as trustee, Trump
            Atlantic City Associates, Trump Atlantic City Funding, Inc., the other secured parties signatory thereto and the guarantors under the First Mortgage Note
            Indenture.
4.31(26)    Indenture, dated as of December 10, 1997, by and among Trump Atlantic City
            Associates and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic
            City Corporation, Trump Casino Services, L.L.C., Trump Communications, L.L.C.,
            Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S.
            Bank National Association, as trustee.

4.32(25)    Registration Rights Agreement, dated as of December 10, 1997, by and among Trump
            Atlantic City Associates and Trump Atlantic City Funding II, as issuers, Trump
            Atlantic City Corporation, Trump Casino Services, L.L.C., Trump Communications,
            L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser.
4.33        Indenture, dated as of December 10, 1997, by and among Trump Atlantic City
            Associates and Trump Atlantic City Funding III, Inc., as issuers, Trump Atlantic
            City Corporation, Trump Casino Services, L.L.C., Trump Communications, L.L.C.,
            Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S.
            Bank National Association, as trustee.
4.34(24)    Registration Rights Agreement, dated as of December 10, 1997, by and among Trump
            Atlantic City Associates and Trump Atlantic City Funding III, as issuers, Trump
            Atlantic City Corporation, Trump Casino Services, L.L.C., Trump Communications,
            L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchaser.
4.35(25)    Indenture of Mortgage and Security Agreement by Trump Plaza Associates as
            mortgagor and U.S. Bank National Association (as Collateral Agent) as mortgagee.
4.36(25)    Indenture of Mortgage and Security Agreement by Trump Taj Mahal Associates as
            mortgagor and U.S. Bank National Association (as Collateral Agent) as mortgagee.
4.37(25)    Assignment of Leases and Rents by Trump Plaza Associates as assignor and U.S.
            Bank National Association (as Collateral Agent) as assignee.
4.38(25)    Assignment of Leases and Rents by Trump Taj Mahal Associates as assignor and
            U.S. Bank National Association (as Collateral Agent) as assignee.
4.39(25)    Debtors' Consent by Trump Atlantic City Associates, Trump Atlantic City Funding
            II, Inc., Trump Atlantic City Corporation, Trump Plaza Associates, Trump Taj
            Mahal Associates, Trump Casino Services, L.L.C. and Trump Communications, L.L.C.
4.40(24)    Debtors' Consent by Trump Atlantic City Associates, Trump Atlantic City Funding
            III, Inc., Trump Atlantic City Corporation, Trump Plaza Associates, Trump Taj
            Mahal Associates, Trump Casino Services, L.L.C. and Trump Communications, L.L.C.
10.1-10.6   Intentionally omitted.
10.7(7)     Employment Agreement between Trump Plaza Associates and Barry Cregan.
10.8-10.27  Intentionally omitted.
10.28(2)    Option Agreement, dated as of February 2, 1993, between Donald J. Trump and
            Trump Plaza Associates.
10.29       Intentionally omitted.
10.30(3)    Amended and Restated Services Agreement between Trump Plaza Associates and Trump
            Plaza Management Corp.
10.31-10.32 Intentionally omitted.
10.33(4)    Mortgage from Donald J. Trump, as nominee, to Albert Rothenberg and Robert
            Rothenberg, dated October 3, 1983.
10.34(4)    Mortgage made by Harrah's Associates to Adeline Bordonaro, dated January 28,
            1986.
10.35.1(4)  Mortgage from Trump Plaza Associates to The Mutual Benefit Life Insurance
            Company, dated October 5, 1990.
10.35.2(4)  Collateral Assignment of Leases from Trump Plaza Associates to The Mutual
            Benefit Life Insurance Company, dated October 5, 1990.
10.36-10.37 Intentionally omitted.

10.38(11)   Employment Agreement between Trump Hotels & Casino Resorts Holdings, L.P. and
            Nicholas L. Ribis (with exhibits).
10.39.2(6)  Severance Agreement between Trump Plaza Associates and Robert M. Pickus.
10.39.4(18) Employment Agreement between Robert M. Pickus and Trump Hotels & Casino Resorts,
            Inc.
10.40(9)    Employment Contract, dated as of February 7, 1995, between Trump Plaza
            Associates and Kevin S. Smith.
10.41(9)    Employment Agreement between Trump Plaza Associates and James A. Rigot.
10.42(9)    Option and Right of First Offer Agreement between Trump Plaza Associates and
            Missouri Boardwalk Inc., dated June 24, 1993.
10.43(9)    Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.
10.44(9)    Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24,
            1993.
10.45(8)    Employment Agreement, dated August 1, 1994, between R. Bruce McKee and Trump Taj
            Mahal Associates.
10.46(11)   Executive Agreement among Donald J. Trump, Trump Hotels & Casino Resorts, Inc.
            and Trump Hotels & Casino Resorts Holdings, L.P.
10.47-10.49 Intentionally omitted.
10.50(10)   Acquisition Agreement, dated April 27, 1995, between Trump Oceanview, Inc. and
            The New Jersey Sports and Exposition Authority.
10.51-10.55 Intentionally omitted.
10.56(10)   Agreement of Sublease between Donald J. Trump and Time Warner Entertainment
            Company, L.P., as amended.
10.57-10.62 Intentionally omitted.
10.63.2(20) Third Amended and Restated Partnership Agreement of Trump Plaza Associates.
10.65.1(21) Services Agreement, dated as of July 8, 1996, among Trump Plaza Associates,
            Trump Taj Mahal Associates and Trump Casino Services, L.L.C.
10.65.2(22) Amended and Restated Service Agreement, dated as of October 23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump's Castle
            Associates, L.P. and Trump Casino Services, L.L.C.
10.66(21)   Thermal Energy Service Agreement, dated as of June 30, 1996, by and between
            Atlantic Jersey Thermal Systems, Inc. and Trump Taj Mahal Associates.
10.67(22)   Thermal Energy Service Agreement, dated as of September 26, 1996, by and between
            Atlantic Jersey Thermal Systems, Inc. and Trump Plaza Associates.
10.68(8)    Employment Agreement, dated December 10, 1993, between Larry W. Clark and Trump
            Taj Mahal Associates.
10.69(8)    Employment Agreement, dated August 1, 1994, between Walter F. Kohlross and Trump
            Taj Mahal Associates.
10.70(10)   Lease Agreement between Trump's Castle Associates and Trump Taj Mahal
            Associates, dated as of December 16, 1994.
10.71(13)   Employment Agreement, extended and modified, dated October 10, 1995, between
            Larry W. Clark and Trump Taj Mahal Associates.
10.71.1(26) Second Amendment to Employment Agreement dated May 27, 1997, between Larry W.
            Clark and Trump Taj Mahal Associates.
10.72(15)   Employment Agreement, dated October 25, 1995, between Rodolfo E. Prieto and
            Trump Taj Mahal Associates.
10.73(23)   Employment Agreement, dated October 14, 1996, between Trump Taj Mahal Associates and Patrick J. O'Malley.

10.74(23)   Employment Agreement, dated May 3, 1996, between Trump Taj Mahal Associates and
            Loretta I. Viscount.
10.75       Intentionally omitted.
21.1        List of Subsidiaries of the Registrants.
23.1        Independent Auditor's Consent of Arthur Anderson LLP
27.1        Financial Data Schedule of Trump Atlantic City Associates
27.2        Financial Data Schedule for Trump Atlantic City Funding, Inc.
27.3        Financial Data Schedule for Trump Atlantic City Funding II, Inc.
27.4        Financial Data Schedule for Trump Atlantic City Funding III, Inc.

------------------------

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

 (7) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the quarter ended September 30, 1994

 (8) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. and Trump Taj Mahal Associates for the quarter ended September 30, 1994.

 (9) Incorporated herein by reference to the identically numbered Exhibit in the Annual Report on Form 10-K of Trump Plaza Funding, Inc. and Trump Atlantic City Associates (formerly Trump Plaza Holding Associates) for the year ended December 31, 1994.

(10) Incorporated herein by reference to the Exhibit in the Annual Report on Form 10-K of Trump Taj Mahal Funding, Inc. and Trump Taj Mahal Associates for the year ended December 31, 1994.

(11) Incorporated herein by reference to the identically numbered Exhibit in the Quarterly Report on Form 10-Q of Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Hotels & Casino Resorts Funding, Inc. for the quarter ended June 30, 1995.

(12) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc., Trump Plaza Associates and Trump Atlantic Associates (formerly Trump Plaza Holding Associates) for the quarter ended June 30, 1995.

(13) Incorporated herein by reference to the Exhibit in the Quarterly Report on Form 10-Q of Trump Taj Mahal Funding, Inc. and for the quarter ended September 30, 1995.

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

(17) Incorporated herein by reference to the identically numbered Exhibit in the Current Report on Form 8-K of Trump Hotels & Casino Resorts, Inc. dated February 1, 1996.

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

(21) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Atlantic City Associates and Trump Atlantic City Funding, Inc. for the quarter ended June 31, 1996.

(22) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Atlantic City Associates and Trump Atlantic City Funding, Inc. for the quarter ended September 31, 1996.

(23) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of Trump Atlantic City Associates and Trump Atlantic City Funding, Inc. for the year ended December 31, 1996.

(24) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-4, Registration No. 333-43975, of Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc.

(25) Incorporated herein by reference to the identically numbered Exhibit to the Registration Statement on Form S-4, Registration No. 333-43979, of Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc.

(26) Incorporated herein by reference to the identically numbered Exhibit in Amendment No. 1 to Registration Statement on Form S-4, Registration No. 333-43979, of Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc.

    (D) FINANCIAL STATEMENT SCHEDULES.

    See "Financial Statements and Supplementary Date--Index to Financial Statements and Financial Statement Schedule" for a list of the financial statement schedule included in this Annual Report.

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

                                TRUMP ATLANTIC CITY ASSOCIATES
                                By: Trump Atlantic City Holding, Inc.,
                                   its general partner

                                /s/ NICHOLAS L. RIBIS
                                ------------------------------------------
                                By: Nicholas L. Ribis
                                Title: President
                                Date: March 16, 1998

                                TRUMP ATLANTIC CITY FUNDING, INC.

                                /s/ NICHOLAS L. RIBIS
                                ------------------------------------------
                                By: Nicholas L. Ribis
                                Title: Chief Executive Officer and
                                President
                                Date: March 16, 1998

                                TRUMP ATLANTIC CITY FUNDING II, INC.

                                /s/ NICHOLAS L. RIBIS
                                ------------------------------------------
                                By: Nicholas L. Ribis
                                Title: Chief Executive Officer and
                                President
                                Date: March 16, 1998.

                                TRUMP ATLANTIC CITY FUNDING III, INC.

                                /s/ NICHOLAS L. RIBIS
                                ------------------------------------------
                                By: Nicholas L. Ribis
                                Title: Chief Executive Officer and
                                President
                                Date: March 16, 1998.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  TRUMP ATLANTIC CITY ASSOCIATES
  By:  Trump Atlantic City Holding, Inc.,
      its general partner

                   SIGNATURES                      TITLE                    DATE
         ------------------------------  --------------------------  -------------------
              /s/ DONALD J. TRUMP        Chairman of the Board of
By:      ------------------------------    Directors (principal        March 16, 1998
                Donald J. Trump            executive officer)

          /s/ FRANCIS X. MCCARTHY, JR.   Chief Financial Officer
By:      ------------------------------    (principal financial and    March 16, 1998
            Francis X. McCarthy, Jr.       accounting officer)

             /s/ NICHOLAS L. RIBIS
By:      ------------------------------  Director                      March 16, 1998
               Nicholas L. Ribis

             /s/ WALLACE B. ASKINS
By:      ------------------------------  Director                      March 16, 1998
               Wallace B. Askins

               /s/ DON M. THOMAS
By:      ------------------------------  Director                      March 16, 1998
                 Don M. Thomas

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  TRUMP ATLANTIC CITY FUNDING, INC.

                   SIGNATURES                      TITLE                    DATE
         ------------------------------  --------------------------  -------------------
              /s/ DONALD J. TRUMP
By:      ------------------------------  Chairman of the Board of      March 16, 1998
                Donald J. Trump            Directors

                                         President, Chief Executive
             /s/ NICHOLAS L. RIBIS         Officer,
By:      ------------------------------    Chief Financial Officer     March 16, 1998
               Nicholas L. Ribis           (principal executive and
                                           financial officer)

              /s/ ROBERT M. PICKUS
By:      ------------------------------  Director                      March 16, 1998
                Robert M. Pickus

                                         Senior Vice President of
               /s/ R. BRUCE MCKEE          Corporate Finance
By:      ------------------------------    (principal accounting       March 16, 1998
                 R. Bruce McKee            officer)

             /s/ WALLACE B. ASKINS
By:      ------------------------------  Director                      March 16, 1998
               Wallace B. Askins

               /s/ DON M. THOMAS
By:      ------------------------------  Director                      March 16, 1998
                 Don M. Thomas

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  TRUMP ATLANTIC CITY FUNDING II, INC.

                   SIGNATURES                      TITLE                    DATE
         ------------------------------  --------------------------  -------------------
              /s/ DONALD J. TRUMP
By:      ------------------------------  Chairman of the Board of      March 16, 1998
                Donald J. Trump            Directors

                                         President, Chief Executive
             /s/ NICHOLAS L. RIBIS         Officer,
By:      ------------------------------    Chief Financial Officer     March 16, 1998
               Nicholas L. Ribis           (principal executive and
                                           financial officer)

              /s/ ROBERT M. PICKUS
By:      ------------------------------  Director                      March 16, 1998
                Robert M. Pickus

                                         Senior Vice President of
               /s/ R. BRUCE MCKEE          Corporate Finance
By:      ------------------------------    (principal accounting       March 16, 1998
                 R. Bruce McKee            officer)

             /s/ WALLACE B. ASKINS
By:      ------------------------------  Director                      March 16, 1998
               Wallace B. Askins

               /s/ DON M. THOMAS
By:      ------------------------------  Director                      March 16, 1998
                 Don M. Thomas

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  TRUMP ATLANTIC CITY FUNDING III, INC.

                   SIGNATURES                      TITLE                    DATE
         ------------------------------  --------------------------  -------------------
              /s/ DONALD J. TRUMP
By:      ------------------------------  Chairman of the Board of      March 16, 1998
                Donald J. Trump            Directors

                                         President, Chief Executive
             /s/ NICHOLAS L. RIBIS         Officer,
By:      ------------------------------    Chief Financial Officer     March 16, 1998
               Nicholas L. Ribis           (principal executive and
                                           financial officer)

              /s/ ROBERT M. PICKUS
By:      ------------------------------  Director                      March 16, 1998
                Robert M. Pickus

                                         Senior Vice President of
               /s/ R. BRUCE MCKEE          Corporate Finance
By:      ------------------------------    (principal accounting       March 16, 1998
                 R. Bruce McKee            officer)

             /s/ WALLACE B. ASKINS
By:      ------------------------------  Director                      March 16, 1998
               Wallace B. Askins

               /s/ DON M. THOMAS
By:      ------------------------------  Director                      March 16, 1998
                 Don M. Thomas

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants' last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                               PAGE
                                                                                                             ---------
Trump Atlantic City Associates and Subsidiaries
  Report of Independent Public Accountants.................................................................        F-2
  Consolidated Balance Sheets as of December 31, 1996 and 1997.............................................        F-3
  Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997...............        F-4
  Consolidated Statements of Capital for the years ended December 31, 1995, 1996 and 1997..................        F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...............        F-6
  Notes to Consolidated Financial Statements...............................................................        F-8

Financial Statement Schedule
  Report of Independent Public Accountants.................................................................        S-1
  Schedule II--Valuation and Qualifying Accounts for the Years Ended December 31, 1995, 1996 and 1997......        S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates and Subsidiaries (a New Jersey general partnership) as of December 31, 1996 and 1997, and the related consolidated statements of operations, capital and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the management of Trump Atlantic City Associates and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

ROSELAND, NEW JERSEY
FEBRUARY 5, 1998

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                              1996       1997
                                                                                            ---------  ---------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $  71,320  $ 114,879
  Trade receivables, net of allowances for doubtful accounts of $17,355 and $17,095,
    respectively (Note 2).................................................................     39,087     47,417
  Accounts receivable, other (Note 5).....................................................      6,144      9,061
  Inventories.............................................................................      9,393      9,880
  Prepaid expenses and other current assets...............................................      6,495      7,319
  Due from affiliates, net (Note 7).......................................................      5,237     21,880
                                                                                            ---------  ---------
    Total current assets..................................................................    137,676    210,436
                                                                                            ---------  ---------
PROPERTY AND EQUIPMENT (Notes 2, 5 and 7):
  Land and land improvements..............................................................    159,390    171,364
  Buildings and building improvements.....................................................  1,280,947  1,334,794
  Furniture, fixtures and equipment.......................................................    194,050    217,623
  Leasehold improvements..................................................................      2,404      2,404
  Construction in progress................................................................     23,067      1,404
                                                                                            ---------  ---------
                                                                                            1,659,858  1,727,589
  Less--Accumulated depreciation and amortization.........................................   (203,591)  (267,539)
                                                                                            ---------  ---------
    Net property and equipment............................................................  1,456,267  1,460,050
                                                                                            ---------  ---------
OTHER ASSETS:
  Deferred bond issuance costs, net of accumulated amortization of $5,052 and $11,613, respectively
    (Note 3)..............................................................................     39,153     36,842
  Other Assets............................................................................     25,910     31,745
                                                                                            ---------  ---------
    Total other assets....................................................................     65,063     68,587
                                                                                            ---------  ---------
    Total assets..........................................................................  $1,659,006 $1,739,073
                                                                                            ---------  ---------
                                                                                            ---------  ---------
                                            LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)...........................................  $   9,410  $   6,964
  Accounts payable........................................................................     22,598     23,392
  Accrued payroll.........................................................................     16,653     17,759
  Self-insurance reserves (Note 5)........................................................      9,911     10,508
  Accrued interest payable (Note 3).......................................................     23,160     23,850
  Other accrued expenses..................................................................     25,202     14,908
  Other current liabilities...............................................................      3,578      6,911
                                                                                            ---------  ---------
    Total current liabilities.............................................................    110,512    104,292
                                                                                            ---------  ---------
NON-CURRENT LIABILITIES:
  Long-term debt, net of current maturities (Note 3)......................................  1,207,795  1,300,027
  Other long-term liabilities.............................................................      8,841      6,815
                                                                                            ---------  ---------
    Total non-current liabilities.........................................................  1,216,636  1,306,842
                                                                                            ---------  ---------
    Total liabilities.....................................................................  1,327,148  1,411,134
                                                                                            ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 5):
CAPITAL:
  Partners' Capital.......................................................................    363,646    373,790
  Accumulated Deficit.....................................................................    (31,788)   (45,851)
                                                                                            ---------  ---------
  Total Capital...........................................................................    331,858    327,939
                                                                                            ---------  ---------
  Total liabilities and capital...........................................................  $1,659,006 $1,739,073
                                                                                            ---------  ---------
                                                                                            ---------  ---------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                 (IN THOUSANDS)

                                                                 1995              1996              1997
                                                           ----------------  ----------------  ----------------
REVENUES:
Gaming...................................................    $    298,073      $    752,228      $    889,116
Rooms....................................................          19,986            68,214            81,619
Food and Beverage........................................          44,602            98,635           114,597
Other....................................................           9,594            24,146            35,019
                                                           ----------------  ----------------  ----------------
    Gross Revenues.......................................         372,255           943,223         1,120,351
Less-Promotional allowances..............................          45,077           113,743           138,085
                                                           ----------------  ----------------  ----------------
    Net Revenues.........................................         327,178           829,480           982,266
                                                           ----------------  ----------------  ----------------
COSTS AND EXPENSES:
Gaming...................................................         164,396           453,841           555,457
Rooms....................................................           8,656            22,690            28,229
Food and Beverage........................................          12,605            31,923            37,233
General and Administrative...............................          65,521           147,464           168,143
Depreciation and Amortization............................          16,213            60,870            66,018
Preopening...............................................         --                  4,145           --
                                                           ----------------  ----------------  ----------------
                                                                  267,391           720,933           855,080
                                                           ----------------  ----------------  ----------------
    Income from operations...............................          59,787           108,547           127,186
                                                           ----------------  ----------------  ----------------
NON-OPERATING INCOME (EXPENSE):
Interest income..........................................           1,003             2,339             2,891
Interest expense (Note 3)................................         (44,264)         (114,461)         (144,140)
Non-operating income (expense)(Note 4)...................          (5,743)           14,194           --
                                                           ----------------  ----------------  ----------------
    Non-operating expense, net...........................         (49,004)          (97,928)         (141,249)
                                                           ----------------  ----------------  ----------------
Income (loss) before extraordinary items.................          10,783            10,619           (14,063)
Extraordinary loss.......................................          (9,250)          (59,132)          --
                                                           ----------------  ----------------  ----------------
Net income (loss)........................................    $      1,533      $    (48,513)     $    (14,063)
                                                           ----------------  ----------------  ----------------
                                                           ----------------  ----------------  ----------------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                                                           RETAINED
                                                                                          EARNINGS/
                                                                             PARTNERS'   (ACCUMULATED
                                                                              CAPITAL      DEFICIT)      TOTAL
                                                                             ----------  ------------  ----------
Balance, December 31, 1994.................................................  $  (78,772)  $   15,192   $  (63,580)
Capital Contributed by Trump Hotels & Casino Resorts Holdings, L.P.........     172,859           --      172,859
Net Income.................................................................          --        1,533        1,533
                                                                             ----------  ------------  ----------
Balance, December 31, 1995.................................................      94,087       16,725      110,812
Capital Contributed by Trump Hotels & Casino Resorts Holdings, L.P.........     269,559           --      269,559
Net Loss...................................................................          --      (48,513)     (48,513)
                                                                             ----------  ------------  ----------
Balance, December 31, 1996.................................................     363,646      (31,788)     331,858
Capital Contributed by Trump Hotels & Casino Resorts Holdings, L.P.........      10,144           --       10,144
Net Loss...................................................................          --      (14,063)     (14,063)
                                                                             ----------  ------------  ----------
Balance, December 31, 1997.................................................  $  373,790   $  (45,851)  $  327,939
                                                                             ----------  ------------  ----------
                                                                             ----------  ------------  ----------

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                 1995              1996              1997
                                                           ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................     $    1,533        $  (48,513)       $  (14,063)
  Adjustments to reconcile net income (loss) to net cash
    flows provided by operating activities:
    Noncash charges:
      Extraordinary loss.................................          9,250            59,132                --
      Depreciation and amortization......................         16,213            60,870            66,018
      Accretion of discount on indebtedness..............          1,130               132                68
      Amortization of deferred loan offering costs.......          1,791             5,588             6,561
      Provision for losses on receivables................          1,057             8,599             7,399
      Utilization of CRDA credits and donations..........            388                --                53
      Valuation allowance of CRDA investments............         (1,098)            3,013             3,762
    Increase in receivables..............................         (8,318)          (20,296)          (20,944)
    Decrease (increase) in inventories...................            371                47              (486)
    Decrease (increase) in prepaid expenses and other
      current assets.....................................           (765)            1,495              (408)
    Decrease (increase) in other assets..................          6,283            (2,309)               97
    Decrease in amounts due from affiliates..............         (1,504)           (3,668)          (16,643)
    Increase (decrease) in accounts payable, accrued
      expenses and other current liabilities.............            592           (16,153)           (3,775)
    Decrease in other long-term liabilities..............             --            (1,430)           (2,438)
                                                           ----------------  ----------------  ----------------
    Net cash flows provided by operating activities......         26,923            46,507            25,201
                                                           ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment..................       (109,756)         (193,000)          (56,368)
    Purchases of CRDA investments........................         (3,178)           (6,725)           (8,723)
    Purchase of Taj Holding, net cash received...........             --            46,714                --
                                                           ----------------  ----------------  ----------------
    Net cash flows used in investing activities..........       (112,934)         (153,011)          (65,091)
                                                           ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cost of issuing debt.................................             --           (41,042)           (4,254)
    Issuance of Trump AC Mortgage Notes..................             --         1,200,000            95,605
    Retirement of long-term debt.........................             --        (1,156,836)               --
    Retirement of NatWest Loan...........................             --           (36,500)               --
    Additional Borrowings................................          4,218             6,170             3,440
    Payments and current maturities of long-term debt....         (4,527)          (14,690)          (11,342)
    Redemption of PIK Notes..............................        (81,746)               --                --
    Contributed Capital by Trump Hotel and Casino Resorts
      Holdings, L.P......................................        172,859           204,785                --
                                                           ----------------  ----------------  ----------------
    Net cash flows provided by financing activities......         90,804           161,887            83,449
                                                           ----------------  ----------------  ----------------
NET INCREASE IN CASH AND CASH EQUIVALENTS................          4,793            55,383            43,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........         11,144            15,937            71,320
                                                           ----------------  ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................     $   15,937        $   71,320        $  114,879
                                                           ----------------  ----------------  ----------------
                                                           ----------------  ----------------  ----------------

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
               (IN THOUSANDS, EXCEPT FOR SHARE DATA) (CONTINUED)

                                                                 1995              1996              1997
                                                           ----------------  ----------------  ----------------
Supplemental Disclosures of Cash Flow Information:

    - During 1996 and 1997, THCR Holdings purchased certain parcels of land amounting to $14,455 and $10,144, respectively and contributed the parcels to Trump AC.

    - Equipment purchased under capital leases...........     $    3,317        $    9,994        $    3,569

    - Cash paid during the year for interest.............     $   36,936        $  138,128        $  128,617
                                                           ----------------  ----------------  ----------------
                                                           ----------------  ----------------  ----------------
    Supplemental Disclosure of Noncash Activities:

    - During 1996, THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and 323,423 shares of its common stock valued at $9,319. In addition, the contribution by Trump of his 50% interest in
     Taj Associates amounting to $40,500, net of the $10,000 payment to Bankers Trust, was recorded as minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was recorded as an increase to Property, Plant & Equipment.

    - This transaction has been recorded by Trump AC.
        Fair Value of net assets acquired....................................................     $1,005,816
        Cash paid for the capital stock and payment to Bankers Trust.........................        (41,181)
        Minority interest of Trump...........................................................        (30,500)
                                                                                               ----------------
          Liabilities assumed................................................................     $  934,135

    - In connection with the purchase of the Specified Parcels, in 1996 THCR issued 500,000 shares of its common stock valued at $10,500, and contributed the Specified Parcels to Trump AC.

         The accompanying notes to financial statements are an integral part of these consolidated financial statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

    The accompanying consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership formerly known as Trump Plaza Holding Associates, and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc. ("Trump AC Funding III)", Trump Atlantic City Corporation, a Delaware Corporation ("TACC"), Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"), and Trump Communications, L.L.C., a New Jersey limited liability company. Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") (See below). Trump AC and Trump AC Funding have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the Trump AC Mortgage Notes (as defined below) to distribute funds to Trump AC.

    The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of Trump AC's direct and indirect subsidiaries; (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Trump AC Mortgage Notes on a joint and several basis; (iii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Trump AC on a consolidated basis; and (iv) the separate financial and other disclosures concerning the Subsidiary Guarantors are not deemed material to investors. The assets and operations of the nonguarantor subsidiaries are not significant.

    All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements. The minority interests in Plaza Associates and Taj Associates have not been separately reflected in the consolidated financial statements of Trump AC since they are not material.

    Trump AC was formed in February 1993. On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("THCR"), completed a public offering of 10,000,000 shares of common stock (the "Common Stock"), at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), a then 60% subsidiary of THCR, issued 15 1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering" and, together with the Stock Offerings, the "1995 Offerings"). From the proceeds from the Stock Offering, THCR contributed $126,848,000 to THCR Holdings. THCR Holdings subsequently contributed $172,859,000 to Trump AC.

    Prior to the 1995 Offerings, Donald J. Trump ("Trump") was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings all of his beneficial interest in Plaza Associates. Trump also contributed to THCR Holdings all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Trump Taj Mahal Casino Resort (the "Taj Mahal") and Trump's Castle Casino Resort.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION (CONTINUED)
    On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger Agreement"), between THCR and Taj Mahal Holding Corp. ("Taj Holding"), each outstanding share of Class A Common Stock of Taj Holding (the "Taj Holding Class A Common Stock"), which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings. In addition, the outstanding shares of Taj Holding's Class C Common Stock, all of which were held by Trump, were canceled in connection with the Taj Merger. The following transactions occurred in connection with the Taj Merger (collectively referred to as the "Taj Merger Transaction"):

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

        (j) the payment to Bankers Trust Company ("Bankers Trust") to obtain releases of liens and guarantees that Bankers Trust had in connection with indebtedness owed by Trump to Bankers Trust; and

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION (CONTINUED)
        (k) the issuance to Trump of warrants (the "Trump Warrants") to purchase an aggregate of 1.8 million shares of Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

    As a result of the contribution by Trump to Trump AC of his direct and indirect ownership interests in Taj Associates and the contribution by THCR to Trump AC of its indirect ownership interests in Taj Associates acquired in the Taj Merger Transaction, together with THCR's contribution to THCR Holdings of the proceeds from the 1996 Stock Offering. Trump's aggregate beneficial equity interest in THCR Holdings decreased from approximately 40% to approximately 25%, and THCR's aggregate beneficial equity interest in THCR Holdings increased from approximately 60% to approximately 75%. Trump's limited partnership interest in THCR Holdings represents his economic interest in the assets and operations of THCR Holdings. In 1996, as a result of THCR Holdings acquisition of Castle Associates, Trump's beneficial interest increased to 37% which is used to calculate minority interest in 1996 and all subsequent periods. Due to the acquisition of 1,706,500 shares of treasury stock during 1997, Trump's voting interest in THCR increased to 38% as of December 31, 1997.

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

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) ORGANIZATION (CONTINUED)
    Unaudited pro forma information, assuming that the Taj Merger had occurred on January 1, 1996, is as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                                     1996
                                                                                --------------
Net revenues..................................................................  $  984,789,000
                                                                                --------------
                                                                                --------------
Income from operations........................................................  $  115,504,000
                                                                                --------------
                                                                                --------------
Loss before extraordinary loss................................................  $  (11,906,000)
                                                                                --------------
                                                                                --------------
Extraordinary loss............................................................  $  (59,132,000)
                                                                                --------------
                                                                                --------------
Net income (loss).............................................................  $  (71,038,000)
                                                                                --------------
                                                                                --------------

    The pro forma information is presented for informational purposes only and does not purport to present what the results of operations would have been had the Taj Merger Transaction, in fact, occurred on January 1, 1996 or to project the results of operations for any future period.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION AND BASIS OF PRESENTATION

    Trump AC has no operations, except for its ownership of Plaza Associates and Taj Associates. Through these entities, Trump AC operates luxury casino hotels, located on The Boardwalk in Atlantic City which provide high quality amenities and services to its casino patrons and hotel guests. A substantial portion of Trump AC's revenues are derived from its gaming operations. Competition in the Atlantic City casino market is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

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

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROMOTIONAL ALLOWANCES

    The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                                            YEAR ENDED DECEMBER 31
                                                  -------------------------------------------
                                                      1995           1996           1997
                                                  -------------  -------------  -------------
Rooms...........................................  $   4,836,000  $  14,906,000  $  19,175,000
Food and Beverage...............................     22,868,000     54,754,000     63,644,000
Other...........................................     10,240,000      4,076,000     15,783,000
                                                  -------------  -------------  -------------
                                                  $  31,780,000  $  79,900,000  $  98,602,000
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    INVENTORIES

    Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

    PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements.........................  40 years
Furniture, fixtures and equipment...........................  3-10 years
Leasehold improvements......................................  10-40 years

    During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997, the net effect of applying these new lives was to increase net income by $5,995,000.

    LONG-LIVED ASSETS

    The provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. Trump AC does not believe that any such changes have occurred.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES

    State income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates.

    The accompanying consolidated financial statements do not include a provision for federal income taxes since any income or losses are allocated to the partners and are reportable for federal income tax purposes by the partners.

    Under the New Jersey Casino Control Act (the "Casino Control Act"), both Plaza Associates and Taj Associates are required to file a New Jersey corporation business tax return. For New Jersey State Income Tax purposes, Plaza Associates and Taj Associates have net operating loss carry-forwards of approximately $100,000,000 and $225,000,000, respectively. No tax benefit has been reflected in the accompanying financial statements for those losses as utilization of such carryforwards are not considered more likely than not.

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

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                 DECEMBER 31,      DECEMBER 31,
                                                                                     1996              1997
                                                                               ----------------  ----------------
Trump AC Mortgage Notes (11 1/4 First Mortgage Notes, due 2006) (a)..........  $  1,200,000,000  $  1,200,000,000
Trump AC Mortgage Notes (11 1/4 First Mortgage Notes, due 2006), net of
  unamortized discount of $2,900,000 (a).....................................                --        72,100,000
Trump AC Mortgage Notes (11 1/4 First Mortgage Notes, due 2006), net of
  unamortized discount of $1,427,000 (a).....................................                --        23,573,000
Mortgage notes payable (b)...................................................         3,407,000         3,229,000
Capitalized lease obligations (c)............................................        13,798,000         8,089,000
                                                                               ----------------  ----------------
                                                                                  1,217,205,000     1,306,991,000
Less--current maturities.....................................................         9,410,000         6,964,000
                                                                               ----------------  ----------------
                                                                               $  1,207,795,000  $  1,300,027,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

------------------------

(a) On April 17, 1996, Trump AC together with Trump AC Funding, a wholly owned subsidiary of Trump AC, issued the Trump AC Mortgage Notes in an aggregate principal amount of $1,200,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi-annually on each May 1 and November 1, commencing on November 1, 1996. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

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

   On December 10, 1997, Trump AC together with Trump AC Funding II, a wholly owned subsidiary of Trump AC, issued Trump AC Mortgage Notes in an aggregate principal amount of $75,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi-annually on each May 1 and November 1. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

   On December 10, 1997, Trump AC together with Trump AC Funding III, a wholly owned subsidiary of Trump AC, issued Trump AC Mortgage Notes in an aggregate principal amount of $25,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) LONG-TERM DEBT (CONTINUED)
    semi-annually on each May 1 and November 1. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

   Underwriting costs, legal and accounting fees, printing costs and other expenses of $45,296,000 associated with the issuance of the Trump AC Mortgage Notes are being amortized using the effective interest method over the term of the Trump AC Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $5,052,000 and $6,561,000 from the date of issuance through December 31, 1996 and for the year ended December 31, 1997, respectively.

(b) Interest on these notes is payable with interest rates ranging from 8.5% to 10.5%. The notes are due at various dates between 1998 and 2012 and are secured by certain real property.

(c) Interest on these leases are payable with interest rate ranging from 7.9% to 13.5%. The leases are due at various dates between 1998 and 2000 and are secured by equipment.

   Future minimum payments under capital leases (principal portion included in the table below of debt maturities) are as follows:

1998.............................................................  $  6,808,000
1999.............................................................     2,417,000
2000.............................................................       309,000
                                                                   ------------
Total Minimum Payments...........................................     8,806,000
Less--Amount representing interest...............................       717,000
                                                                   ------------
Present Value of minimum lease payments..........................  $  8,089,000
                                                                   ------------
                                                                   ------------

    The aggregate maturities of long-term debt as of December 31, 1997 are as follows:

1998.............................................................  $     6,964,000
1999.............................................................        2,755,000
2000.............................................................          361,000
2001.............................................................           63,000
2002.............................................................           68,000
Thereafter.......................................................    1,296,780,000
                                                                   ---------------
                                                                   $ 1,306,991,000
                                                                   ---------------
                                                                   ---------------

   The ability of Trump AC to repay its long-term debt when due will depend on the ability of Plaza Associates and Taj Associates to generate cash from operations sufficient for such purposes or on the ability of Trump AC to refinance such indebtedness. Cash Flow from operations may not be sufficient to repay a substantial portion of the principal amount of the Trump AC Mortgage Notes upon maturity in 2006. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) LONG-TERM DEBT (CONTINUED)
    be no assurance that the future operating performance of Plaza Associates and Taj Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

(4) NON-OPERATING INCOME (EXPENSE)

    Non-operating income (expense) in 1995 and 1996 included $3,939,000 and $806,000, respectively, of costs associated with Trump Plaza East and Trump World's Fair (see Note 7), net of miscellaneous non-operating credits.

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

(5) COMMITMENTS AND CONTINGENCIES

    LEASES AND EMPLOYMENT AGREEMENTS

    Pursuant to the acquisition of Trump World's Fair described in Note 7, Plaza Associates entered into an easement agreement with the New Jersey Sports and Exposition Authority ("NJSEA"). Under the terms of the agreement, Plaza Associates has an exclusive easement over, in and through portions of the old Atlantic City Convention Center. The easement is for a 25-year term with annual payments of $2,000,000, adjusted every five years for changes in the Consumer Price Index.

    Trump AC leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1995, 1996 and 1997 was $3,609,000, $7,200,000 and $7,129,000, respectively, of which $2,127,000, $1,981,000, and
$0, respectively, relates to affiliates.

    Future minimum lease payments under the noncancelable operating leases are as follows:

                                                                                    TOTAL
                                                                                --------------
1998..........................................................................  $    9,249,000
1999..........................................................................       6,703,000
2000..........................................................................       4,450,000
2001..........................................................................       3,747,000
2002..........................................................................       3,000,000
Thereafter....................................................................     111,000,000
                                                                                --------------
                                                                                $  138,149,000
                                                                                --------------
                                                                                --------------

    Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED)
    As of December 31, 1997, Trump AC has entered into employment agreements with certain key employees and had approximately $9,415,000 of commitments under employee agreements. These commitments mature at various dates through 2001.

    Taj Associates received a permit under the Coastal Area Facilities Review Act ("CAFRA") (which included a condition of Taj Associates' casino license) that initially required Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The pier sublease terminates on December 31, 1998 unless extended.

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

    In June 1995, the New Jersey Casino Control Commission ("CCC") renewed Plaza Associates' and Taj Associates' licenses to operate Trump Plaza and the Taj Mahal. The CCC renewed Plaza Associates' and Taj Associates' casino licenses for a period of four years through 1999. In June 1996, the CCC granted TCS, an initial casino license which, in July 1997, was renewed through July 1998. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

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

    Various legal proceedings are now pending against Plaza Associates and Taj Associates. Plaza Associates and Taj Associates consider all such proceedings to be ordinary litigation incident to the character of their business. Plaza Associates and Taj Associates believe that the resolution of these claims

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED) will not, individually or in the aggregate, have a material adverse effect on their financial condition or results of operations.

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

    SELF-INSURANCE RESERVES

    Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

    FEDERAL INCOME TAX EXAMINATION

    Plaza Associates and Taj Associates are currently involved in examinations with the Internal Revenue Service ("IRS") concerning Plaza Associates' federal partnership income tax returns for the years 1989 through 1992 and Taj Associates' federal partnership income tax returns for the tax years 1992 and 1993. While any adjustment which results from this examination could affect Plaza Associates' and Taj Associates' state income tax returns, Plaza Associates and Taj Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

    CASINO REINVESTMENT DEVELOPMENT AUTHORITY OBLIGATIONS

    Pursuant to the provisions of the Casino Control Act, Plaza Associates and Taj Associates, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates and Taj Associates intend on satisfying their obligations primarily by depositing funds to be used for the purchase of bonds. Plaza Associates and Taj Associates are required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1995, 1996 and 1997, Trump AC charged to operations $1,141,000, $3,477,000 and $3,789,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. Additionally, for the years ended December 31, 1995, 1996 and 1997, Plaza Associates credited operations for $2,239,000, $464,000 and $27,000, respectively, resulting from the recapture of the valuation allowance on the CRDA receivable.

    In connection with Trump Plaza East (see Note 7), the CRDA has approved the refund of up to $14,135,000 of qualifying deposits made by Plaza Associates. Included in receivables at December 31, 1997, is a receivable from the CRDA of $5,115,000. While the receivable is fully realizable by Plaza Associates,

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED) the amount of actual reimbursements Plaza Associates will receive in any one year is limited to 75% and 50%, respectively, of the amount of funds Plaza Associates deposited with the CRDA to cover its Atlantic City non-housing and South Jersey obligations. Accordingly, Plaza Associates has recorded $2,836,000 as a current receivable and $2,279,000 as other assets in the accompanying financial statements.

    CONCENTRATIONS OF CREDIT RISKS

    In accordance with casino industry practice, Plaza Associates and Taj Associates extend credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. For the years ended December 31, 1996 and 1997, approximately 49% of Plaza Associates and Taj Associates casino receivables (before allowances) were from customers whose primary residence is outside the United States, of which approximately 36% and 32%, respectively, represents credit extended to patrons from the Far East.

(6) EMPLOYEE BENEFIT PLANS

    Plaza Associates and Taj Associates have a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan and Plaza Associates and Taj Associates will match 50% of the first 5% of an eligible employee's contributions. Trump AC recorded charges of $886,000, $1,882,000 and $2,680,000 for matching contributions for the years ended December 31, 1995, 1996 and 1997, respectively.

    Plaza Associates and Taj Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Plaza Associates and Taj Associates may be liable for their share of the plan's unfunded liabilities, if any, if the plans are terminated. Based upon 1996 information, the most recent information available, the combined withdrawal liability of Plaza Associates and Taj Associates related to the most significant plan's unfunded status approximates $3,071,000. Pension expense charged to operations for the years ended December 31, 1995, 1996 and 1997 was $423,000, $1,285,000 and $1,595,000 respectively.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) TRANSACTIONS WITH AFFILIATES

    Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable from (owed to) at December 31 are as follows:

                                                                     YEAR ENDED DECEMBER 31
                                                                   ---------------------------
                                                                       1996          1997
                                                                   ------------  -------------
Seashore Four Associates (a).....................................  $   (571,000) $          --
Castle Associates (b)............................................     1,689,000     20,964,000
Trump Casino Services, L.L.C. (b)................................            --             --
Trump Organization (b)...........................................       184,000        670,000
THCR Holdings (b)................................................     3,935,000        246,000
                                                                   ------------  -------------
                                                                   $  5,237,000  $  21,880,000
                                                                   ------------  -------------
                                                                   ------------  -------------

------------------------

(a) Plaza Associates previously leased two parcels of land under long-term ground leases from Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Seashore Associates"). In 1995 and 1996, Plaza Associates paid $950,000 and $1,000,000, respectively, to Seashore Four, and paid $1,195,000 and $981,000 in 1995 and 1996, respectively, to Seashore Associates. Plaza Associates purchased the tract from Seashore Associates in September 1996 and the tract from Seashore Four in January 1997 for $14,500,000 and $10,000,000, respectively.

(b) Trump Atlantic City Associates engages in various transactions with the other Atlantic City hotel/ casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

    TCS was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, Plaza Associates, Castle Associates and Taj Associates.

    SERVICES AGREEMENT

    Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates paid TPM each year an annual fee of $1,000,000 in equal monthly installments, and reimbursed TPM on a monthly basis for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, approximately $1,300,000 and $1,000,000 was charged to expense for the years ended December 31, 1995 and 1996. The service agreement was terminated in August 1996.

    Taj Associates had entered into a Services Agreement which provided that Trump render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates. In consideration for the services to be rendered, Taj Associates was to pay an annual fee equal to 1.5% of Taj Associates earnings before interest, taxes and depreciation, as defined, less capital expenditures and partnership distributions for such year, with a minimum base fee of $500,000 plus expenses. For the year ended December 31, 1995 and for the period from January 1, 1996 through

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) TRANSACTIONS WITH AFFILIATES (CONTINUED)
April 17, 1996, Taj Associates incurred $2,004,000 and $512,000, respectively, under the Services Agreement.

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

(8) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

    The estimated fair values of other financial instruments are as follows:

                                                                   DECEMBER 31, 1997
                                                           ----------------------------------
                                                           CARRYING AMOUNT      FAIR VALUE
                                                           ----------------  ----------------
Trump AC Mortgage Notes..................................  $  1,200,000,000  $  1,170,000,000
Trump AC Funding II Mortgage Notes.......................  $     72,100,000  $     72,100,000
Trump AC Funding III Mortgage Notes......................  $     23,573,000  $     23,573,000

    The fair values of the Trump AC Mortgage Notes are based on quoted market prices as of December 31, 1997. The fair value of the Trump AC Funding II Mortgage Notes and the Trump AC Funding III Mortgage Notes approximate the carrying value based upon the short term nature of the period outstanding.

    There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) COMBINED FINANCIAL INFORMATION--TRUMP AC FUNDING, TRUMP AC FUNDING II AND TRUMP AC FUNDING III

        Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of December 31, 1997 is as follows:

Total Assets (including First Mortgage Notes receivable of
  $1,295,673,000 and related interest receivable)............  $1,318,861,000
                                                               -------------
                                                               -------------
Total Liabilities and Capital (including First Mortgage Notes payable of $1,295,673,000 and related interest payable)....  $1,318,861,000
                                                               -------------
                                                               -------------
Interest Income..............................................  $ 135,688,000
                                                               -------------
                                                               -------------
Interest Expense.............................................  $ 135,688,000
                                                               -------------
                                                               -------------
Net Income...................................................             --
                                                               -------------
                                                               -------------

To Trump Atlantic City Associates and
  Subsidiaries:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trump Atlantic City Associates and Subsidiaries (Partnerships) included in this Form 10-K and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule is the responsibility of the Partnerships' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

ROSELAND, NEW JERSEY
FEBRUARY 5, 1998

                                                                     SCHEDULE II

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     BALANCE AT     CHARGED TO       OTHER       BALANCE AT
                                                      BEGINNING     COSTS AND       CHANGES        END OF
                                                      OF PERIOD      EXPENSES    (DEDUCTIONS)      PERIOD
                                                    -------------  ------------  -------------  -------------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts.................  $   8,077,000  $  8,598,000  $     680,000(C) $  17,355,000
                                                    -------------  ------------  -------------  -------------
                                                    -------------  ------------  -------------  -------------
  Valuation allowance for interest differential on
    CRDA bonds....................................  $   1,077,000  $  3,477,000  $   7,907,000(D) $  12,461,000
                                                    -------------  ------------  -------------  -------------
                                                    -------------  ------------  -------------  -------------
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts.................  $   8,493,000  $  1,057,000  $  (1,473,000 (A) $   8,077,000
                                                    -------------  ------------  -------------  -------------
                                                    -------------  ------------  -------------  -------------
  Valuation allowance for interest differential on
    CRDA bonds....................................  $   2,174,000  $  1,141,000  $  (2,238,000 (B) $   1,077,000
                                                    -------------  ------------  -------------  -------------
                                                    -------------  ------------  -------------  -------------
YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts.................  $  10,616,000  $    323,000  $  (2,446,000 (A) $   8,493,000
                                                    -------------  ------------  -------------  -------------
                                                    -------------  ------------  -------------  -------------
  Valuation allowance for interest differential on
    CRDA bonds....................................  $   2,981,000  $    838,000  $  (1,645,000 (B) $   2,174,000
                                                    -------------  ------------  -------------  -------------
                                                    -------------  ------------  -------------  -------------

------------------------

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

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                              DESCRIPTION OF EXHIBIT
----------  ------------------------------------------------------------------------------------------------------
   4.33     Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump
            Atlantic City Funding III, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services,
            L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates, as
            guarantors, and U.S. Bank National Association, as trustee.

  21        List of Subsidiaries of Trump Atlantic City Associates.

  23.1      Independent Auditor's Consent of Arthur Anderson LLP.

  27.1      Financial Data Schedule of Trump Atlantic City Associates.

  27.2      Financial Data Schedule of Trump Atlantic City Funding, Inc.

  27.3      Financial Data Schedule of Trump Atlantic City Funding II, Inc.

  27.4      Financial Data Schedule of Trump Atlantic City Funding III, Inc.