Form 10-Q
period 1998-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1998-05-15
CIK 897729, 1006918, 1052517, 1052519

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                          Commission File No.: 333-643

                         TRUMP ATLANTIC CITY ASSOCIATES
             (Exact Name of Registrant as specified in its charter)

          New Jersey                                  22-3213714
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        2500 Boardwalk
    Atlantic City, New Jersey                            08401
Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (609) 441-6060

Former name, former address and formal fiscal year, if changed since last report: Not Applicable

                        TRUMP ATLANTIC CITY FUNDING, INC.
             (Exact Name of Registrant as specified in its charter)

          New Jersey                                  22-3418939
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        2500 Boardwalk
    Atlantic City, New Jersey                            08401
Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (609) 441-6060

Former name, former address and formal fiscal year, if changed since last report: Not Applicable

                      TRUMP ATLANTIC CITY FUNDING II, INC.
             (Exact Name of Registrant as specified in its charter)

          New Jersey                                  22-3550202
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        2500 Boardwalk
    Atlantic City, New Jersey                            08401
Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (609) 441-6060

Former name, former address and formal fiscal year, if changed since last report: Not Applicable

                      TRUMP ATLANTIC CITY FUNDING III, INC.
             (Exact Name of Registrant as specified in its charter)

          New Jersey                                  22-3550203
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        2500 Boardwalk
    Atlantic City, New Jersey                            08401
Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (609) 441-6060

Former name, former address and formal fiscal year, if changed since last report: Not Applicable

      Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of May 15, 1998, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

      As of May 15, 1998, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

      As of May 15, 1998, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

      Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. And Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

Condensed Consolidated Balance Sheets of Trump Atlantic City
  Associates and Subsidiaries as of March 31, 1998 (unaudited)
  and December 31, 1997...........................................             1
Condensed Consolidated Statements of Operations of Trump
  Atlantic City Associates and  Subsidiaries for the Three Months
  Ended March 31, 1998 and 1997 (unaudited).......................             2
Condensed Consolidated Statement of Capital of Trump Atlantic City
  Associates and Subsidiaries for the Three Months
  Ended March 31, 1998 (unaudited)................................             3
Condensed Consolidated Statements of Cash Flows of Trump Atlantic
  City Associates and Subsidiaries for the Three Months
  Ended March 31, 1998 and 1997 (unaudited).......................             4
Notes to Condensed Consolidated Financial Statements of Trump
  Atlantic City Associates and Subsidiaries (unaudited)...........           5-6

ITEM 2 -- Management's Discussion and Analysis of Financial
     Condition and Results of Operations..........................           7-9

ITEM 3 -- Quantitative and Qualitative Disclosures About Market
     Risk......................................... ...............             9

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings.......................................         10-11

ITEM 2 -- Changes in Securities and Use of Proceeds...............            12

ITEM 3 -- Defaults Upon Senior Securities.........................            12

ITEM 4 -- Submission of Matters to a Vote of Security Holders.....            12

ITEM 5 -- Other Information.......................................            12

ITEM 6 -- Exhibits and Reports on Form 8-K........................            12

SIGNATURES

Signature -- Trump Atlantic City Associates.......................            13

Signature -- Trump Atlantic City Funding, Inc. ...................            14

Signature -- Trump Atlantic City Funding II, Inc. ................            15

Signature -- Trump Atlantic City Funding III, Inc. ...............            16

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                            March 31,    December 31,
                                                              1998           1997
                                                           ------------  ------------
                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...........................   $   157,348    $   114,879
  Receivables, net ....................................        57,849         56,478
  Inventories .........................................         9,299          9,880
  Advances to affiliates, net .........................        15,312         21,880
  Other current assets ................................         6,216          7,319
                                                          -----------    -----------
    Total Current Assets ..............................       246,024        210,436
PROPERTY AND EQUIPMENT, NET ...........................     1,448,304      1,460,050
DEFERRED LOAN COSTS, NET ..............................        35,293         36,842
OTHER ASSETS ..........................................        34,424         31,745
                                                          -----------    -----------
    Total Assets ......................................   $ 1,764,045    $ 1,739,073
                                                          ===========    ===========

                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt ................   $     7,597    $     6,964
  Accounts payable and accrued expenses ...............        76,971         73,478
  Accrued interest payable ............................        59,762         23,850
                                                          -----------    -----------
    Total Current Liabilities .........................       144,330        104,292
LONG-TERM DEBT, net of current maturities .............     1,298,849      1,300,027
OTHER LONG-TERM LIABILITIES ...........................         6,182          6,815
                                                          -----------    -----------
    Total Liabilities .................................     1,449,361      1,411,134
                                                          -----------    -----------
CAPITAL:
  Partners' Capital ...................................       373,790        373,790
  Accumulated Deficit .................................       (59,106)       (45,851)
                                                          -----------    -----------
    Total Capital .....................................       314,684        327,939
                                                          -----------    -----------
    Total Liabilities and Capital .....................   $ 1,764,045    $ 1,739,073
                                                          ===========    ===========

The accompany notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                                 (in thousands)

                                                            Three Months
                                                           Ended March 31,
                                                           ---------------
                                                        1998             1997
                                                     ---------        ---------
REVENUES:
  Gaming .....................................       $ 201,764        $ 215,143
  Rooms ......................................          16,919           17,688
  Food and Beverage ..........................          25,744           26,346
  Other ......................................           7,586            7,139
                                                     ---------        ---------
    Gross Revenues ...........................         252,013          266,316
Less--Promotional allowances .................          30,417           31,101
                                                     ---------        ---------
    Net Revenues .............................         221,596          235,215
                                                     ---------        ---------
COSTS AND EXPENSES:
  Gaming .....................................         126,652          134,447
  Rooms ......................................           6,440            6,493
  Food and Beverage ..........................           8,167            8,576
  General and Administrative .................          41,252           42,746
  Depreciation and Amortization ..............          15,428           20,761
                                                     ---------        ---------
                                                       197,939          213,023
                                                     ---------        ---------
    Income from operations ...................          23,657           22,192
                                                     ---------        ---------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income ............................           1,867              814
  Interest expense ...........................         (38,779)         (35,861)
                                                     ---------        ---------
    Non-operating expense, net ...............         (36,912)         (35,047)
                                                     ---------        ---------
NET LOSS .....................................       $ (13,255)       $ (12,855)
                                                     =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (unaudited)
                                 (in thousands)


                                          Retained
                                          Earnings
                             Partners'  (Accumulated
                              Capital      Deficit)    Total

Balance, December 31, 1997   $ 373,790   $ (45,851)   $ 327,939
Net Loss .................          --     (13,255)     (13,255)
                             ---------   ---------    ---------
Balance, March 31, 1998 ..   $ 373,790   $ (59,106)   $ 314,684
                             =========   =========    =========

The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                             (dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                    -------------------------
                                                                                        1998          1997
                                                                                    ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................................   $ (13,255)   $ (12,855)
  Adjustments to reconcile net loss to net cash flows from operating activities --
      Noncash charges --
       Depreciation and amortization .............................................      15,428       20,761
       Accretion of discounts on indebtedness ....................................         200           --
       Provisions for losses on receivables ......................................       2,244        1,832
       Amortization of deferred loan offering costs ..............................       1,717        1,696
       Utilization of CRDA credits and donations .................................          53           --
       Valuation allowance of CRDA investments ...................................         823        1,217
      (Increase)/decrease in receivables .........................................      (3,614)      (3,771)
      Decrease in inventories ....................................................         580            9
      (Increase)/decrease in advances to affiliates ..............................       6,570       (1,958)
      Decrease in other current assets ...........................................       1,385        1,121
      Increase in other assets ...................................................      (1,302)        (879)
      Increase in accounts payable and accrued expenses ..........................       3,340       12,671
      Increase in accrued interest payable .......................................      35,912       33,750
      Decrease in other long-term liabilities ....................................        (633)        (510)
                                                                                     ---------    ---------
       Net cash provided by operating activities .................................      49,448       53,084
                                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment, net ....................................      (3,308)     (19,268)
      Purchase of CRDA investments ...............................................      (2,608)      (2,429)
                                                                                     ---------    ---------
       Net cash used in investing activities .....................................      (5,916)     (21,697)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Additional borrowings ......................................................         900           --
      Payments and current maturities of long-term debt ..........................      (1,794)      (2,406)
      Cost of issuing debt .......................................................        (169)          --
                                                                                     ---------    ---------
      Net cash provided by financing activities ..................................      (1,063)      (2,406)
                                                                                     ---------    ---------
NET INCREASE IN CASH & CASH EQUIVALENTS ..........................................      42,469       28,981
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................................     114,879       71,320
                                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT MARCH 31 ............................................   $ 157,348    $ 100,301
                                                                                     =========    =========

CASH INTEREST PAID ...............................................................   $     296    $     398
                                                                                     =========    =========
Supplemental Disclosure of noncash activities:
  Purchase of property and equipment under capitalized lease obligations .........   $     881    $  11,544
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

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Condensed Financial Statements

      The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III"), Trump Atlantic City Corporation, a Delaware corporation ("TACC"), Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"), and Trump Communications, L.L.C., a New Jersey limited liability company ("Trump Communications") (Plaza Associates, Taj Associates, Trump Services and Trump Communications are collectively referred to herein as the "Subisdiary Guarantors"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"). Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the $1.2 billion aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "TAC I Notes") of Trump AC and Trump AC Funding (the "TAC I Notes"), the $75,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes (TAC
II) due 2006 (the "TAC II Notes") of Trump AC and Trump AC Funding II and the $25,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes (TAC III) due 2006 (the "TAC III Notes") of Trump AC and Trump AC Funding III to distribute funds to Trump AC.

      Plaza Associates owns and operates the 1,404 room Trump Plaza Hotel and Casino which commenced operations in 1984. Trump AC acquired Taj Associates on April 17, 1996. Taj Associates owns and operates the 1,250 room Trump Taj Mahal Casino Resort which was opened on April 2, 1990.

      All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements. The minority interests in Plaza Associates and Taj Associates have not been separately reflected in the consolidated financial statements of Trump AC since they are not material.

      The accompanying condensed consolidated financial statements have been prepared by Trump AC without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted. In the opinion of Trump AC, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented, have been made.

      These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1997 filed with the SEC.

      The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for a full year.

      The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of Trump AC's direct and indirect subsidiaries; (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the TAC I Notes, the TAC II Notes and the TAC III Notes on a joint and several basis; (iii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Trump AC on a consolidated basis; and (iv) the separate financial and other disclosures concerning the Subsidiary Guarantors are not deemed material to investors. The assets and operations of Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not significant.

      Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Property and Equipment

      During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended March 31, 1998, the net effect of applying these new lives was to decrease net loss by $1,951,000.

(3) Combined Financial Information--Trump AC Funding, Trump AC Funding II and Trump AC Funding III

      Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of March 31, 1998 is as follows:

Total Assets (including First Mortgage Notes receivable of $1,295,873,000 and
   related interest receivable) .............................................   $1,355,623,000
                                                                                ==============
Total Liabilities and Capital (including First Mortgage Notes payable of
   $1,295,873,000 and related interest payable) .............................   $1,355,623,000
                                                                                ==============
Interest Income .............................................................   $   36,562,000
                                                                                ==============
Interest Expense ............................................................   $   36,562,000
                                                                                ==============
Net Income ..................................................................               --
                                                                                ==============

Item 2 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

      Cash flows from operating activities are Trump AC's principal source of liquidity. In 1997 Trump AC and Trump AC Funding II issued $75,000,000 and Trump AC and Trump AC Funding III issued $25,000,000 in principal amount of 11 1/4% First Mortgage Notes due 2006. Proceeds from the offerings of the TAC II Notes and the TAC III Notes are intended by Trump AC to provide expansion funds and working capital for operations. Accordingly, the company expects to have sufficient liquidity to meets its obligations. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

      The indentures under which the First Mortgage Notes were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

      Capital expenditures for Trump AC were $3,308,000 and $19,268,000 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $2,847,000 and $4,253,000 for the three months ended March 31, 1998 and 1997, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Donald J. Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10,144,000.

      Capital expenditures attributable to the Taj Mahal were $175,000 and $15,015,000 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for improvements to existing facilities were approximately $175,000 and $2,340,000 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures attributable to the expansion of the facility were approximately $12,675,000 for the three months ended March 31, 1997.

      The expansion at the Taj Mahal (the "Taj Mahal Expansion") consisted of the construction of a new 14-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square foot casino expansion with 260 slot machines which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 and 1997 were approximately $43,500,000 and have been funded principally out of cash from operations.

      Trump AC has assessed the Year 2000 issue and has begun implementing a plan to resolve the issue, which is expected to be completed in early 1999. Based upon management's assessment, it is anticipated that associated costs incurred to satisfactorily complete the plan will not be material.

Results of Operations: Operating Revenues and Expenses

      The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates at March 31, 1998, its results of operations are not discussed below.

      Comparison of Three-Month Periods Ended March 31, 1998 and 1997. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended March 31, 1998 and 1997.


                                                       Three Months Ended March 31,
                                   --------------------------------------------------------------------------
                                     1998          1997         1998        1997         1998         1997
                                     Plaza         Plaza         Taj         Taj         Total        Total
                                   Associates    Associates   Associates  Associates    Trump AC    Trump AC
                                   ---------------------------------------------------------------------------
                                                              (in thousands)
Revenues:
    Gaming .....................   $  87,293    $  86,870    $ 114,471    $ 128,273    $ 201,764    $ 215,143
    Other ......................      23,054       24,510       27,195       26,663       50,249       51,173
                                   ---------    ---------    ---------    ---------    ---------    ---------
    Gross Revenues .............     110,347      111,380      141,666      154,936      252,013      266,316
Less: Promotional Allowances ...      14,323       14,561       16,094       16,540       30,417       31,101
                                   ---------    ---------    ---------    ---------    ---------    ---------
    Net Revenues ...............      96,024       96,819      125,572      138,396      221,596      235,215
                                   ---------    ---------    ---------    ---------    ---------    ---------
Costs & Expenses:
    Gaming .....................      54,019       55,251       72,633       79,196      126,652      134,447
    General & Administrative ...      20,030       20,514       21,250       22,240       41,252       42,746
    Depreciation & Amortization        6,053        6,539        9,317       14,200       15,428       20,761
    Other ......................       6,582        7,465        8,025        7,604       14,607       15,069
                                   ---------    ---------    ---------    ---------    ---------    ---------
    Total Costs and Expenses ...      86,684       89,769      111,225      123,240      197,939      213,023
                                   ---------    ---------    ---------    ---------    ---------    ---------
Income from Operations .........       9,340        7,050       14,347       15,156       23,657       22,192
                                   ---------    ---------    ---------    ---------    ---------    ---------
  Non-Operating Income (Expense)         421          160          189          390        1,867          814
  Interest Expense .............     (11,983)     (12,193)     (23,580)     (23,668)     (38,779)     (35,861)
                                   ---------    ---------    ---------    ---------    ---------    ---------
  Total Non-Operating Expense ..     (11,562)     (12,033)     (23,391)     (23,278)     (36,912)     (35,047)
                                   ---------    ---------    ---------    ---------    ---------    ---------
Net Income/(loss) ..............   $  (2,222)   $  (4,983)   $  (9,044)   $  (8,122)   $ (13,255)   $ (12,855)
                                   =========    =========    =========    =========    =========    =========


                                                                Three Months Ended March 31,
                                    -----------------------------------------------------------------------------------
                                      1998           1997            1998         1997           1998           1997
                                      Plaza          Plaza            Taj          Taj            Total         Total
                                    Associates     Associates     Associates    Associates       Trump AC      Trump AC
                                    -----------------------------------------------------------------------------------
                                                                      (in thousands)
Table Game Revenues .............   $   24,908     $   21,981     $   41,556     $   57,328    $   66,464    $   79,309
Incr (Decr) over Prior Period ...   $    2,927                    $  (15,772)                  $  (12,845)
Table Game Drop .................   $  151,612     $  159,345     $  274,652     $  317,956    $  426,264    $  477,301
Incr (Decr) over Prior Period ...   $   (7,733)                   $  (43,304)                  $  (51,037)
Table Win Percentage ............         16.4%          13.8%          15.1%          18.0%         15.6%         16.6%
Incr (Decr) over Prior Period ...      2.6 pts                     (2.9) pts                    (1.0) pts
Number of Table Games ...........          117            135            156            166           273           301
Incr (Decr) over Prior Period ...          (18)                          (10)                         (28)

Slot Revenues ...................   $   62,385     $   64,889     $   68,380     $   66,392    $  130,765    $  131,281
Incr (Decr) over Prior Period ...   $   (2,504)                   $    1,988                   $     (516)
Slot Handle .....................   $  776,292     $  787,344     $  832,008     $  833,184    $1,608,300    $1,620,528
Incr (Decr) over Prior Period ...   $  (11,052)                   $   (1,176)                  $  (12,228)
Slot Win Percentage .............          8.0%           8.2%           8.2%           8.0%          8.1%          8.1%
Incr (Decr) over Prior Period ...     (.2) pts                        .2 pts                        0 pts
Number of Slot Machines .........        4,076          4,086          4,145          3,798         8,221         7,884
Incr (Decr) over Prior Period ...          (10)                          347                          337

Poker Revenues ..................           --             --     $    3,921     $    4,000    $    3,921    $    4,000
Incr (Decr) over Prior Period ...           --                    $      (79)                  $      (79)
Number of Poker Tables ..........           --             --             62             64            62            64
Incr (Decr) over Prior Period ...           --                            (2)                          (2)

Other Gaming Revenues ...........           --             --     $      614     $      553    $      614    $      553
Incr (Decr) over Prior Period ...           --                    $       61                           61

Total Gaming Revenues ...........   $   87,293     $   86,870     $  114,471     $  128,273    $  201,764    $  215,143
Incr (Decr) over Prior Period ...   $      423                    $  (13,802)                  $  (13,379)


Number of Guest Rooms ...........        1,404          1,404          1,250          1,250         2,654         2,654
Occupancy Rate ..................         77.3%          84.8%          85.2%          90.3%         81.0%         87.4%
Average Daily Rate (Room Revenue)   $    77.53     $    76.51     $    97.76     $    95.18    $    87.42    $    84.87

      Gaming revenues are the primary source of Trump AC's revenues. Taj Associates' year over year decrease in gaming revenues was due primarily to last year's first quarter results which included an unusual approximately $8 million dollar table game win from one premium player, contrasted against an unusually low table game win percentage in the current year. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.6% for the quarters ended March 31, 1998 and 1997, respectively.

      Gaming costs and expenses were $126,652,000 for the three months ended March 31, 1998, a decrease of $7,795,000 or 6.2% from $134,447,000 from the comparable period in 1997. This decrease is substantially proportionate to the decrease in gaming revenues from the comparable period in 1997 and represent primarily marketing and promotional costs.

      During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements, and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the three months ended March 31, 1998, the net effect of applying these new lives was to increase net income by $1,951,000.

Seasonality

      The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1998 are not necessarily indicative of the operating results for a full year.

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

      As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire five small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The proceedings with respect to the remaining three parcels, which, if acquired, will be included in the public park and parking area of the project, are currently pending and include a claim by the defendants that the CRDA did not properly determine that the parcels were to be used for public purposes. The CRDA motion seeking dismissal of this claim has been briefed and, in February 1998, argued by the parties. Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, seeks an order that the Plaza Associates' application and credit agreement be deemed amended so as to terminate the CRDA obligation to acquire the two parcels and enabling the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion was opposed by Plaza Associates. By order dated April 1, 1998, the Court denied the motion but granted the CRDA leave to amend its pleadings by a filing within 14 days from the date thereof to formally assert a claim for specific performance of the alleged agreement. The CRDA did not file any such amended pleading within this permitted time period.

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

      Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal. THCR has petitioned the Third Circuit for a rehearing. On May 14, 1997 the State Court entered a summary judgment in favor of the State and the CRDA, which was affirmed by the Appellate Division on March 20, 1998. THCR has filed a Notice of Appeal in the State Supreme Court.

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

      The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with the previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendants' reply was served December 9, 1997. By letter dated April 2, 1998, the plaintiffs sought the Court's permission to amend further the Third Amended Complaint to add certain additional factual allegations. The defendants opposed the application and the Court has not yet ruled on it.

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

      27.1     Financial Data Schedule of Trump Atlantic City Associates.

      27.2     Financial Data Schedule of Trump Atlantic City Funding, Inc.

      27.3     Financial Data Schedule of Trump Atlantic City Funding II, Inc.

      27.4     Financial Data Schedule of Trump Atlantic City Funding III, Inc.

b. Current Reports on Form 8-K:

      The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 1998 and ending March 31, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP ATLANTIC CITY ASSOCIATES
                                           (Registrant)


                                   By:  TRUMP ATLANTIC CITY HOLDING, INC.,
                                        its general partner

Date: May 15, 1998
                                   By: /S/ NICHOLAS L. RIBIS
                                       -----------------------------------
                                         Nicholas L. Ribis
                                         President
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP ATLANTIC CITY FUNDING, INC.
                                             (Registrant)

Date: May 15, 1998
                                   By: /S/ NICHOLAS L. RIBIS
                                       -----------------------------------
                                          Nicholas L. Ribis
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP ATLANTIC CITY FUNDING II, INC.
                                             (Registrant)

Date:      May 15, 1998
                                   By: /s/ NICHOLAS L. RIBIS
                                       ---------------------
                                          Nicholas L. Ribis
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRUMP ATLANTIC CITY FUNDING III, INC.
                                             (Registrant)

Date: May 15, 1998
                                   By: /S/ NICHOLAS L. RIBIS
                                       -----------------------------------
                                         Nicholas L. Ribis
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer and
                                         Principal Financial Officer)