Form 10-Q
period 1998-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1998-08-14
CIK 897729, 1006918, 1052517, 1052519

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998
                                       OR

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
                 (Address of principal executive offices)                                (Zip Code)

    Registrant's telephone number, including area code: (609) 441-6060

   Former name, former address and formal fiscal year, if changed since last report: Not Applicable

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

     As of August 14, 1998, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

     As of August 14, 1998, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

     As of August 14, 1998, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

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

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES



                               INDEX TO FORM 10-Q



                                                                                                         Page No.
                                                                                                         --------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

     Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
      Subsidiaries as of June 30, 1998 (unaudited) and December 31, 1997.............................       1
     Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
      Subsidiaries for the Three and Six Months Ended June 30, 1998 and 1997 (unaudited).............       2
     Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
      Subsidiaries for the Six Months Ended June 30, 1998 (unaudited)................................       3
     Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
      Subsidiaries for the Six Months Ended June 30, 1998 and 1997 (unaudited).......................       4
     Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
      Subsidiaries (unaudited).......................................................................     5-6
ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................................    7-11
ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.................................      11
PART II -- OTHER INFORMATION
ITEM 1 -- Legal Proceedings..........................................................................   12-13
ITEM 2 -- Changes in Securities and Use of Proceeds..................................................      14
ITEM 3 -- Defaults Upon Senior Securities............................................................      14
ITEM 4 -- Submission of Matters to a Vote of Security Holders........................................      14
ITEM 5 -- Other Information..........................................................................      14
ITEM 6 -- Exhibits and Reports on Form 8-K...........................................................      14
SIGNATURES
  Signature -- Trump Atlantic City Associates........................................................      15
  Signature -- Trump Atlantic City Funding, Inc. ....................................................      16
  Signature -- Trump Atlantic City Funding II, Inc. .................................................      17
  Signature -- Trump Atlantic City Funding III, Inc. ................................................      18

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                       June 30,     December 31,
                                                         1998          1997
                                                      ----------    -----------
                                                     (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents .......................   $   86,387     $ $114,879
  Receivables, net ................................       59,535         56,478
  Inventories .....................................        8,921          9,880
  Advances to affiliates, net .....................       25,500         21,880
  Other current assets ............................        9,556          7,319
                                                      ----------     ----------
    Total Current Assets ..........................      189,899        210,436
PROPERTY AND EQUIPMENT, NET .......................    1,438,500      1,460,050
DEFERRED LOAN COSTS, NET ..........................       34,538         36,842
OTHER ASSETS ......................................       36,458         31,745
                                                      ----------     ----------
    Total Assets ..................................   $1,699,395     $1,739,073
                                                      ==========     ==========

LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt ............       $5,827         $6,964
  Accounts payable and accrued expenses ...........       79,109         73,478
  Accrued interest payable ........................       24,396         23,850
                                                      ----------     ----------
    Total Current Liabilities .....................      109,332        104,292
LONG-TERM DEBT, net of current maturities .........    1,298,838      1,300,027
OTHER LONG-TERM LIABILITIES .......................        5,782          6,815
                                                      ----------     ----------
    Total Liabilities .............................    1,413,952      1,411,134
                                                      ----------     ----------
CAPITAL:
  Partners' Capital ...............................      349,191        373,790
  Accumulated Deficit .............................      (63,748)       (45,851)
                                                      ----------     ----------
    Total Capital .................................      285,443        327,939
                                                      ----------     ----------
    Total Liabilities and Capital .................   $1,699,395     $1,739,073
                                                      ==========     ==========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                                           TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                             (unaudited)
                                                           (in thousands)

                                                                         Three Months                           Six Months
                                                                        Ended June 30,                        Ended June 30,
                                                                        --------------                        --------------
                                                                    1998              1997                1998              1997
                                                                 ---------          ---------          ---------          ---------
REVENUES:
  Gaming ...............................................         $ 218,895          $ 232,498          $ 420,659          $ 447,641
  Rooms ................................................            19,709             21,336             36,628             39,024
  Food and Beverage ....................................            27,355             29,781             53,099             56,127
  Other ................................................             7,655              8,611             15,241             15,750
                                                                 ---------          ---------          ---------          ---------
    Gross Revenues .....................................           273,614            292,226            525,627            558,542
Less--Promotional allowances ...........................            32,176             35,700             62,593             66,801
                                                                 ---------          ---------          ---------          ---------
    Net Revenues .......................................           241,438            256,526            463,034            491,741
                                                                 ---------          ---------          ---------          ---------
COSTS AND EXPENSES:
  Gaming ...............................................           136,155            145,193            262,807            279,640
  Rooms ................................................             7,230              7,339             13,670             13,831
  Food and Beverage ....................................            10,106              9,552             18,273             18,128
  General and Administrative ...........................            40,045             42,180             81,297             84,928
  Depreciation and Amortization ........................            15,183             14,248             30,611             35,009
                                                                 ---------          ---------          ---------          ---------
                                                                   208,719            218,512            406,658            431,536
                                                                 ---------          ---------          ---------          ---------
    Income from operations .............................            32,719             38,014             56,376             60,205
                                                                 ---------          ---------          ---------          ---------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income ......................................             1,379                617              3,246              1,432
  Interest expense .....................................           (38,740)           (35,957)           (77,519)           (71,818)
                                                                 ---------          ---------          ---------          ---------
  Non-Operating expense, net ...........................           (37,361)           (35,340)           (74,273)           (70,386)
                                                                 ---------          ---------          ---------          ---------
NET INCOME (LOSS) ......................................         $  (4,642)         $   2,674          $ (17,897)         $ (10,181)
                                                                 =========          =========          =========          =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                           TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                                             (unaudited)
                                                           (in thousands)


                                                                                                        Retained
                                                                                                        Earnings
                                                                                    Partners'         (Accumulated
                                                                                     Capital            Deficit)            Total
Balance, December 31, 1997 ................................................         $ 373,790          $ (45,851)         $ 327,939

Net Loss ..................................................................                --            (17,897)           (17,897)

Reversal of capital contributed by THCR Holdings ..........................           (24,599)                --            (24,599)
                                                                                    ---------          ---------          ---------
Balance, June 30, 1998 ....................................................         $ 349,191          $ (63,748)         $ 285,443
                                                                                    =========          =========          =========






               The accompanying notes are an integral part of this
                   condensed consolidated financial statement.


                                           TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                             (unaudited)
                                                       (dollars in thousands)


                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                         --------------------------
                                                                                                           1998             1997
                                                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................................................       $ (17,897)       $ (10,181)
  Adjustments to reconcile net loss to net cash flows from operating activities --
     Noncash charges --
      Depreciation and amortization ..............................................................          30,611           35,009
      Accretion of discounts on indebtedness .....................................................             394               --
      Provisions for losses on receivables .......................................................           5,423            4,378
      Amortization of deferred loan offering costs ...............................................           3,484            3,345
      Valuation allowance of CRDA investments ....................................................           1,764            1,932
     Increase in receivables .....................................................................          (8,480)         (11,856)
     Decrease/(increase) in inventories ..........................................................             959              (42)
     Increase in advances to affiliates ..........................................................         (28,217)          (2,540)
     Increase in other current assets ............................................................          (1,656)          (2,215)
     Increase in other assets ....................................................................          (1,921)            (178)
     Increase in accounts payable and accrued expenses ...........................................           5,597            8,871
     Increase in accrued interest payable ........................................................             546               56
     Decrease in other long-term liabilities .....................................................          (1,614)            (960)
                                                                                                         ---------        ---------
      Net cash provided by operating activities ..................................................         (11,007)          25,619
                                                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment, net .....................................................          (7,726)         (51,215)
     Purchase of CRDA investments ................................................................          (5,064)          (5,085)
                                                                                                         ---------        ---------
      Net cash used in investing activities ......................................................         (12,790)         (56,300)
                                                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additional borrowings .......................................................................           1,047            1,837
     Payments and current maturities of long-term debt ...........................................          (4,561)          (4,735)
     Cost of issuing debt ........................................................................          (1,181)              --
     Contributed capital by Trump Hotels & Casino Resorts Holdings, L.P. .........................              --           10,144
                                                                                                         ---------        ---------
       Net cash (used in) provided by financing activities .......................................          (4,695)           7,246
                                                                                                         ---------        ---------


NET INCREASE IN CASH & CASH EQUIVALENTS ..........................................................         (28,492)         (23,435)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................................................         114,879           71,320
                                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS AT JUNE 30 .............................................................       $  86,387        $  47,885
                                                                                                         =========        =========



CASH INTEREST PAID ...............................................................................       $  73,664        $  68,355
                                                                                                         =========        =========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations ...........................       $   1,673        $   1,689
                                                                                                         =========        =========

Reversal of Capital Contribution .................................................................       $  24,599        $      --
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

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Condensed Financial Statements

     The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership ("Trump
AC"), Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III"), Trump Atlantic City Corporation, a Delaware corporation ("TACC"), Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"), and Trump Communications, L.L.C., a New Jersey limited liability company ("Trump Communications") (Plaza Associates, Taj Associates, TACC, Trump Services and Trump Communications are collectively referred to herein as the "Subsidiary Guarantors"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"). Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the $1.2 billion aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "TAC I Notes") of Trump AC and Trump AC Funding (the "TAC I Notes"), the $75,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes (TAC
II) due 2006 (the "TAC II Notes") of Trump AC and Trump AC Funding II and the $25,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes (TAC III) due 2006 (the "TAC III Notes" and, collectively with the TAC I Notes and TAC II Notes, the "TAC Notes") of Trump AC and Trump AC Funding III to distribute funds to Trump AC. The indentures under which the TAC Notes were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

     Plaza Associates owns and operates the 1,404 room Trump Plaza which commenced operations in 1984. Trump AC acquired Taj Associates on April 17, 1996. Taj Associates owns and operates the 1,250 room Taj Mahal which was opened on April 2, 1990.

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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for a full year.

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

For the three and six months ended June 30, 1998, the net effect of applying these new lives was to decrease net loss by $0 and $1,951,000 respectively.

(3) Transactions with Affiliates

     During the quarter ended June 30, 1998 Plaza Associates reclassified $24,599,000 representing the cost of property acquired by Plaza Associates in 1996 and 1997 with capital contributed by THCR Holdings to Advances from Affiliates. Trump AC repaid THCR Holdings $18,450,000 of this amount during the quarter ended June 30, 1998.

(4) Accounts Receivable

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in accounts receivable is $4,400,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(5) Combined Financial Information--Trump AC Funding, Trump AC Funding II and Trump AC Funding III

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of June 30, 1998 is as follows:

Total Assets (including TAC Notes receivable of $1,296,067,000
and related interest receivable) ..............................   $1,320,442,000
                                                                  ==============
Total Liabilities and Capital (including TAC Notes payable
of $1,296,067,000 and related interest payable) ...............   $1,320,442,000
                                                                  ==============
Interest Income ...............................................   $   73,093,000
                                                                  ==============
Interest Expense ..............................................   $   73,093,000
                                                                  ==============
Net Income ....................................................               --
                                                                  ==============

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Cash flows from operating activities are Trump AC's principal source of liquidity. In December 1997 Trump AC and Trump AC Funding II issued $75,000,000 of TAC II Notes and Trump AC and Trump AC Funding III issued $25,000,000 of TAC III Notes. Proceeds from the offerings of the TAC II Notes and the TAC III Notes are intended by Trump AC to provide expansion funds and working capital for operations. Accordingly, Trump AC expects to have sufficient liquidity to meets its obligations. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

     The indentures under which the TAC Notes were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

     Capital expenditures for Trump AC were $7,726,000 and $51,215,000 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $5,234,000 and $20,987,000 for the six months ended June 30, 1998 and 1997, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Donald J. Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10,144,000.
In addition, in 1996 and 1997 Plaza Associates purchased related property for $24,599,000 with capital contributed by THCR Holdings. This amount, which was originally recorded as contributed capital, has been reclassified as Advances to Affiliates.

     Capital expenditures attributable to the Taj Mahal were $2,157,000 and $29,603,000 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures for improvements to existing facilities were approximately $2,157,000 and $5,147,000 for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures attributable to the expansion of the facility were approximately $24,456,000 for the six months ended June 30, 1997.

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

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates at June 30, 1998, its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended June 30, 1998 and 1997. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended June 30, 1998 and 1997.

                                                                          Three Months Ended June 30,
                                              ------------------------------------------------------------------------------------
                                                 1998           1997           1998           1997          1998           1997
                                                 Plaza          Plaza          Taj            Taj           Total          Total
                                              Associates     Associates     Associates     Associates      Trump AC       Trump AC
                                              ------------------------------------------------------------------------------------
                                                                                  (in thousands)
Revenues:
    Gaming ...............................     $  92,972      $  97,865      $ 125,923      $ 134,633      $ 218,895      $ 232,498
    Other ................................        25,145         28,376         29,574         31,352         54,719         59,728
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Gross Revenues .......................       118,117        126,241        155,497        165,985        273,614        292,226
Less: Promotional Allowances .............        15,732         16,732         16,444         18,968         32,176         35,700
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Net Revenues .........................       102,385        109,509        139,053        147,017        241,438        256,526
                                               ---------      ---------      ---------      ---------      ---------      ---------
Costs & Expenses:
    Gaming ...............................        56,468         61,195         79,687         83,998        136,155        145,193
    General & Administrative .............        18,793         21,388         21,271         20,742         40,045         42,180
    Depreciation & Amortization ..........         6,149          5,458          8,977          8,758         15,183         14,248
    Other ................................         8,760          8,324          8,576          8,567         17,336         16,891
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Total Costs and Expenses .............        90,170         96,365        118,511        122,065        208,719        218,512
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income from Operations ...................        12,215         13,144         20,542         24,952         32,719         38,014
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Non-Operating Income ...................           382            142          1,193            242          1,379            617
  Interest Expense .......................       (11,912)       (12,198)       (23,549)       (23,759)       (38,740)       (35,957)
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Total Non-Operating Expense ............       (11,530)       (12,056)       (22,356)       (23,517)       (37,361)       (35,340)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net Income/(loss) ........................     $     685      $   1,088      $  (1,814)     $   1,435      $  (4,642)     $   2,674
                                               =========      =========      =========      =========      =========      =========

                                                                         Three Months Ended June 30,
                                        -------------------------------------------------------------------------------------------
                                            1998            1997            1998            1997            1998            1997
                                           Plaza           Plaza             Taj             Taj            Total           Total
                                         Associates      Associates      Associates      Associates       Trump AC        Trump AC
                                        -------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)

Table Game Revenues .................   $    23,492     $    23,563     $    47,635     $    50,440     $    71,127     $    74,003
Incr (Decr) over Prior Period .......   $       (71)                    $    (2,805)                    $    (2,876)
Table Game Drop .....................   $   156,155     $   164,495     $   299,903     $   326,825     $   456,058     $   491,320
Incr (Decr) over Prior Period .......   $    (8,340)                    $   (26,922)                    $   (35,262)
Table Win Percentage ................          15.0%           14.3%           15.9%           15.4%           15.6%           15.1%
Incr (Decr) over Prior Period .......       0.7 pts                         0.5 pts                         0.5 pts
Number of Table Games ...............           111             110             153             158             264             268
Incr (Decr) over Prior Period .......             1                              (5)                             (4)

Slot Revenues .......................   $    69,480     $    74,302     $    73,666     $    79,584     $   143,146     $   153,886
Incr (Decr) over Prior Period .......   $    (4,822)                    $    (5,918)                    $   (10,740)
Slot Handle .........................   $   856,661     $   902,888     $   898,989     $   921,770     $ 1,755,650     $ 1,824,658
Incr (Decr) over Prior Period .......   $   (46,227)                    $   (22,781)                    $   (69,008)
Slot Win Percentage .................           8.1%            8.2%            8.2%            8.6%            8.2%            8.4%
Incr (Decr) over Prior Period .......     (0.1) pts                      (0.4) pts.                       (0.2) pts
Number of Slot Machines .............         4,092           4,064           4,130           3,838           8,222           7,902
Incr (Decr) over Prior Period .......            28                             292                             320

Poker Revenues ......................          --              --       $     3,975     $     3,910     $     3,975     $     3,910
Incr (Decr) over Prior Period .......          --              --       $        65                     $        65
Number of Poker Tables ..............          --              --                61              62              61              62
Incr (Decr) over Prior Period .......          --              --                (1)                             (1)

Other Gaming Revenues ...............          --              --       $       647     $       699     $       647     $       699
Incr (Decr) over Prior Period .......          --              --       $       (52)                    $       (52)

Total Gaming Revenues ...............   $    92,972     $    97,865     $   125,923     $   134,633     $   218,895     $   232,498
Incr (Decr) over Prior Period .......   $    (4,893)                    $    (8,710)                    $   (13,603)


Number of Guest Rooms ...............         1,404           1,404           1,250           1,250           2,654           2,654
Occupancy Rate ......................          88.3%           92.4%           90.5%           93.9%           89.4%           93.1%
Average Daily Rate (Room Revenue) ...   $     78.72     $     81.25     $    105.13     $    109.88     $     91.32     $     94.85


                                                                 8

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to the decline in slot revenues at both Trump Taj Mahal and Trump Plaza as the result of an increased competitive marketplace. The decline in table games revenue at the Trump Taj Mahal was due to the decline of high-end international table game players due to Asian economic conditions. Directly proportionate to the decrease in gaming revenues, gaming costs and expenses decreased $9,038,000, or 6.2% from the comparable period in 1997. This decrease primarily represents marketing and promotional costs. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 14.9% and 14.7% for the quarters ended June 30, 1998 and 1997, respectively.

     Comparison of Six-Month Periods Ended June 30, 1998 and 1997. The following table includes selected data of Plaza Associates and Taj Associates for the six months ended June 30, 1998 and 1997.

                                                                            Six Months Ended June 30,
                                              -------------------------------------------------------------------------------------
                                                 1998           1997           1998           1997           1998           1997
                                                Plaza          Plaza           Taj            Taj           Total          Total
                                              Associates     Associates     Associates     Associates      Trump AC       Trump AC
                                              -------------------------------------------------------------------------------------
                                                                                   (in thousands)
Revenues:
    Gaming ...............................     $ 180,265      $ 184,735      $ 240,394      $ 262,906      $ 420,659      $ 447,641
    Other ................................        48,199         52,886         56,769         58,015        104,968        110,901
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Gross Revenues .......................       228,464        237,621        297,163        320,921        525,627        558,542
Less: Promotional Allowances .............        30,055         31,293         32,538         35,508         62,593         66,801
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Net Revenues .........................       198,409        206,328        264,625        285,413        463,034        491,741
                                               ---------      ---------      ---------      ---------      ---------      ---------
Costs & Expenses:
    Gaming ...............................       110,487        116,446        152,320        163,194        262,807        279,640
    General & Administrative .............        38,823         41,904         42,521         42,982         81,297         84,928
    Depreciation & Amortization ..........        12,202         11,997         18,294         22,958         30,611         35,009
    Other ................................        15,342         15,788         16,601         16,171         31,943         31,959
                                               ---------      ---------      ---------      ---------      ---------      ---------
    Total Costs and Expenses .............       176,854        186,135        229,736        245,305        406,658        431,536
                                               ---------      ---------      ---------      ---------      ---------      ---------
Income from Operations ...................        21,555         20,193         34,889         40,108         56,376         60,205
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Non-Operating Income ...................           803            303          1,382            632          3,246          1,432
  Interest Expense .......................       (23,895)       (24,391)       (47,129)       (47,427)       (77,519)       (71,818)
                                               ---------      ---------      ---------      ---------      ---------      ---------
  Total Non-Operating Expense ............       (23,092)       (24,088)       (45,747)       (46,795)       (74,273)       (70,386)
                                               ---------      ---------      ---------      ---------      ---------      ---------
Net loss .................................     $  (1,537)     $  (3,895)     $ (10,858)     $  (6,687)     $ (17,897)     $ (10,181)
                                               =========      =========      =========      =========      =========      =========

                                                                        Six Months Ended June 30,
                                         ------------------------------------------------------------------------------------------
                                             1998            1997           1998            1997            1998            1997
                                            Plaza           Plaza            Taj             Taj            Total           Total
                                          Associates      Associates      Associates      Associates       Trump AC        Trump AC
                                         -----------     -----------     -----------     -----------     -----------    -----------
                                                                         (dollars in thousands)

Table Game Revenues ..................   $    48,400     $    45,544     $    89,191     $   107,768     $   137,591    $   153,312
Incr (Decr) over Prior Period ........   $     2,856                     $   (18,577)                    $   (15,721)
Table Game Drop ......................   $   307,767     $   323,840     $   574,555     $   644,781     $   882,322    $   968,621
Incr (Decr) over Prior Period ........   $   (16,073)                    $   (70,226)                    $   (86,299)
Table Win Percentage .................          15.7%           14.1%           15.5%           16.7%           15.6%          15.8%
Incr (Decr) over Prior Period ........       1.6 pts                      (1.2) pts.                        (.2) pts
Number of Table Games ................           114             123             154             162             268            285
Incr (Decr) over Prior Period ........            (9)                             (8)                            (17)

Slot Revenues ........................   $   131,865     $   139,191     $   142,046     $   145,976     $   273,911    $   285,167
Incr (Decr) over Prior Period ........   $    (7,326)                    $    (3,930)                    $   (11,256)
Slot Handle ..........................   $ 1,632,953     $ 1,690,232     $ 1,730,997     $ 1,754,954     $ 3,363,950    $ 3,445,186
Incr (Decr) over Prior Period ........   $   (57,279)                    $   (23,957)                    $   (81,236)
Slot Win Percentage ..................           8.1%            8.2%            8.2%            8.3%            8.1%           8.3%
Incr (Decr) over Prior Period ........     (0.1) pts                      (0.1) pts.                       (0.2) pts
Number of Slot Machines ..............         4,084           4,075           4,137           3,818           8,221          7,893
Incr (Decr) over Prior Period ........             9                             319                             328

Poker Revenues .......................          --              --       $     7,895     $     7,910     $     7,895    $     7,910
Incr (Decr) over Prior Period ........          --              --       $       (15)                    $       (15)
Number of Poker Tables ...............          --              --                62              63              62             63
Incr (Decr) over Prior Period ........          --              --                (1)                             (1)

Other Gaming Revenues ................          --              --       $     1,262     $     1,252     $     1,262    $     1,252
Incr (Decr) over Prior Period ........          --              --       $        10                     $        10

Total Gaming Revenues ................   $   180,265     $   184,735     $   240,394     $   262,906     $   420,659    $   447,641
Incr (Decr) over Prior Period ........   $    (4,470)                    $   (22,512)                    $   (26,982)


Number of Guest Rooms ................         1,404           1,404           1,250           1,250           2,654          2,654
Occupancy Rate .......................          82.9%           88.6%           87.9%           92.2%           85.2%          90.2%
Average Daily Rate (Room Revenue) ....   $     78.05     $     78.31     $    101.58     $    102.71     $     89.48    $     90.05

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to Taj Associates last year's first quarter results which included an unusual approximately $8 million dollar table game win from one premium player, an unusually low table game win percentage in the current year, and a decline in high-end international table game players due to Asian economic conditions. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.2% and 15.1% for the six months ended June 30, 1998 and 1997, respectively. The year over year decrease in slot revenues at both Trump Taj Mahal and Trump Plaza was due primarily to increased competitiveness in the marketplace.

     Substantially proportionate to the decrease in gaming revenues, gaming costs and expenses decreased $16,833,000 or 6.0% from the comparable period in 1997. This decrease primarily represents marketing and promotional costs.

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements, and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the six months ended June 30, 1998, the net effect of applying these new lives was to decrease net loss by $1,951,000.

Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending June 30, 1998 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

     Plaza Associates. The CRDA, as required, set aside certain funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. In June 1993, Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a certain structure adjacent thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same and pursuant to a credit agreement between them, reserved to Plaza Associates the right to take investment tax credits up to approximately $14.2 million. Plaza Associates has, except for three small parcels discussed below, acquired the site and constructed and presently operates and maintains the proposed hotel tower, public park, roadway and parking area.

      As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire five small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The court, in a July 20, 1998 opinion, directed entry of judgments dismissing the CRDA actions with respect to the remaining three parcels, which, if acquired, would be included in the public park and parking area of the project, on the basis of the court's determination that the CRDA had failed to establish that a valid primarily public purpose justified acquisition of the parcels. Written orders of dismissal were entered by the court on July 28, 1998. The right of the CRDA to appeal these judgments will expire on September 11, 1998.

      Additionally, with respect to the two parcels to be included in the public park portion of the project, the CRDA, by a separate motion, sought an order that Plaza Associates' application and credit agreement be deemed amended to terminate the CRDA obligation to acquire the two parcels and to enable the CRDA to abandon the condemnation proceedings with respect to these two parcels. This motion was opposed by Plaza Associates. By order dated April 1, 1998, the Court denied the motion but granted the CRDA leave to amend its pleadings by a filing within 14 days from the date thereof formally asserting a claim for specific performance of the alleged agreement. The CRDA did not file any such amended pleading within this permitted time period.

     Also, the defendants in two of the condemnation proceedings filed a separate joint complaint in the New Jersey Superior Court alleging, among other claims, that the CRDA and Plaza Associates were wrongfully attempting to deprive them of property rights in violation of their constitutional and civil rights. Coking, et al. v. Casino Reinvestment Development Authority, et al., Docket No. ATL-L-2555-97. CRDA's motion for summary judgment on the complaint and Plaza Associates' motion to dismiss it for failure to state a claim were granted by the New Jersey Superior Court on October 24, 1997 and November 11, 1997.

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal; THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court entered a summary judgment in favor of the State and the CRDA, which was affirmed by the Appellate Division on March 20, 1998. This decision is currently being appealed in the State Supreme Court.

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

     27.1       Financial Data Schedule of Trump Atlantic City Associates.

     27.2       Financial Data Schedule of Trump Atlantic City Funding, Inc.

     27.3       Financial Data Schedule of Trump Atlantic City Funding II, Inc.

     27.4       Financial Data Schedule of Trump Atlantic City Funding III, Inc.

b.   Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 1998 and ending June 30, 1998.

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


                                          TRUMP ATLANTIC CITY ASSOCIATES
                                                   (Registrant)


                                          By: TRUMP ATLANTIC CITY HOLDING, INC.,
                                              its general partner



Date: August 14, 1998
                                          By: /s/ NICHOLAS L. RIBIS
                                              ----------------------------------
                                              Nicholas L. Ribis
                                              President
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TRUMP ATLANTIC CITY FUNDING, INC.
                                                    (Registrant)


Date: August 14, 1998
                                          By: /s/ NICHOLAS L. RIBIS
                                              ----------------------------------
                                              Nicholas L. Ribis
                                              President
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TRUMP ATLANTIC CITY FUNDING II, INC.
                                                     (Registrant)


Date: August 14, 1998
                                          By: /s/ NICHOLAS L. RIBIS
                                              ----------------------------------
                                              Nicholas L. Ribis
                                              President
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

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



                                          TRUMP ATLANTIC CITY FUNDING III, INC.
                                                     (Registrant)


Date: August 14, 1998
                                          By: /s/ NICHOLAS L. RIBIS
                                              ----------------------------------
                                              Nicholas L. Ribis
                                              President
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)