Form 10-Q
period 1998-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1998-11-13
CIK 897729, 1006918, 1052517, 1052519

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1998
                                       OR

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
                 (Address of principal executive offices)                                (Zip Code)

     Registrant's telephone number, including area code: (609) 441-6060

     Former name, former address and formal fiscal year, if changed since last report: NOT APPLICABLE

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

     As of November 13, 1998, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

     As of November 13, 1998, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

     As of November 13, 1998, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

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

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES



                               INDEX TO FORM 10-Q



                                                                                                         PAGE NO.
                                                                                                         --------
PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

     Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
      Subsidiaries as of September 30, 1998 (unaudited) and December 31, 1997........................       1
     Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
      Subsidiaries for the Three and Nine Months Ended September 30, 1998 and 1997 (unaudited).......       2
     Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
      Subsidiaries for the Nine Months Ended September 30, 1998 (unaudited)..........................       3
     Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
      Subsidiaries for the Nine Months Ended September 30, 1998 and 1997 (unaudited).................       4
     Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
      Subsidiaries (unaudited).......................................................................     5-6

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations....................................................................    7-11

ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.................................      11


PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings..........................................................................   12-13

ITEM 2 -- Changes in Securities and Use of Proceeds..................................................      13

ITEM 3 -- Defaults Upon Senior Securities............................................................      13

ITEM 4 -- Submission of Matters to a Vote of Security Holders........................................      13

ITEM 5 -- Other Information..........................................................................      13

ITEM 6 -- Exhibits and Reports on Form 8-K...........................................................      13


SIGNATURES

  SIGNATURE -- Trump Atlantic City Associates........................................................      14

  SIGNATURE -- Trump Atlantic City Funding, Inc. ....................................................      15

  SIGNATURE -- Trump Atlantic City Funding II, Inc. .................................................      16

  SIGNATURE -- Trump Atlantic City Funding III, Inc. ................................................      17

                         PART I -- FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS
                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                           September 30,       December 31,
                                                               1998                 1997
                                                           -------------       ------------
                                                           (unaudited)
CURRENT ASSETS:

  Cash and cash equivalents.............................    $  141,763          $  114,879
  Receivables, net......................................        58,962              56,478
  Inventories...........................................        10,304               9,880
  Advances to affiliates, net...........................        26,492              21,880
  Other current assets..................................         8,538               7,319
                                                            ----------          ----------
    Total Current Assets................................       246,059             210,436
PROPERTY AND EQUIPMENT, NET.............................     1,430,634           1,460,050
DEFERRED LOAN COSTS, NET................................        32,061              36,842
OTHER ASSETS............................................        43,541              31,745
                                                            ----------          ----------
    Total Assets........................................    $1,752,295          $1,739,073
                                                            ==========          ==========


                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt..................    $    4,446          $    6,964
  Accounts payable and accrued expenses.................        80,546              73,478
  Accrued interest payable..............................        60,938              23,850
                                                            ----------          ----------
    Total Current Liabilities...........................       145,930             104,292
LONG-TERM DEBT, net of current maturities...............     1,298,683           1,300,027
OTHER LONG-TERM LIABILITIES.............................         5,557               6,815
                                                            ----------          ----------
    Total Liabilities...................................     1,450,170           1,411,134
                                                            ----------          ----------
CAPITAL:
  Partners' Capital.....................................       349,191             373,790
  Accumulated Deficit...................................       (47,066)            (45,851)
                                                            ----------          ----------
    Total Capital.......................................       302,125             327,939
                                                            ----------          ----------
    Total Liabilities and Capital.......................    $1,752,295          $1,739,073
                                                            ==========          ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                       (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                Three Months                        Nine Months
                                                             Ended September 30,                Ended September 30,
                                                           ----------------------            --------------------------
                                                             1998          1997                 1998            1997
                                                           ---------    ---------            ----------      ----------

REVENUES:

  Gaming............................................       $ 251,680    $ 238,596            $  672,339      $  686,237

  Rooms.............................................          21,851       23,683                58,479          62,707

  Food and Beverage.................................          30,047       31,751                83,146          87,878

  Other.............................................           9,062       10,669                24,303          26,419
                                                           ---------    ---------            ----------      ----------
    Gross Revenues..................................         312,640      304,699               838,267         863,241

Less--Promotional allowances........................          35,785       39,250                98,378         106,051
                                                           ---------    ---------            ----------      ----------
    Net Revenues....................................         276,855      265,449               739,889         757,190
                                                           ---------    ---------            ----------      ----------
COSTS AND EXPENSES:

  Gaming............................................         146,654      144,739               409,461         424,379

  Rooms.............................................           7,686        7,484                21,356          21,315

  Food and Beverage.................................          10,027       10,040                28,300          28,168

  General and Administrative........................          43,093       39,215               124,390         124,143

  Depreciation and Amortization.....................          15,474       15,137                46,085          50,146
                                                           ---------    ---------            ----------      ----------
                                                             222,934      216,615               629,592         648,151
                                                           ---------    ---------            ----------      ----------
    Income from operations..........................          53,921       48,834               110,297         109,039
                                                           ---------    ---------            ----------      ----------
NON-OPERATING INCOME AND (EXPENSES):

  Interest income...................................           1,236          560                 4,482           1,992

  Interest expense..................................         (38,475)     (35,839)             (115,994)       (107,657)
                                                           ---------    ---------            ----------      ----------
  Non-Operating expense, net........................         (37,239)     (35,279)             (111,512)       (105,665)
                                                           ---------    ---------            ----------      ----------
  NET INCOME (LOSS).................................       $  16,682    $  13,555            $   (1,215)     $    3,374
                                                           =========    =========            ==========      ==========


            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                      (UNAUDITED)
                                                     (IN THOUSANDS)

                                                                                             RETAINED
                                                                                             EARNINGS
                                                                              PARTNERS'    (ACCUMULATED
                                                                               CAPITAL        DEFICIT)         TOTAL
                                                                              ---------    ------------      ---------
Balance, December 31, 1997 ................................................   $ 373,790      $ (45,851)      $ 327,939
Net Loss. .................................................................        --           (1,215)         (1,215)
Reversal of capital contributed by THCR Holdings ..........................     (24,599)          --           (24,599)
                                                                              ---------      ---------       ---------
Balance, September 30, 1998 ...............................................   $ 349,191      $ (47,066)      $ 302,125
                                                                              =========      =========       =========

             The accompanying notes are an integral part of this condensed consolidated financial statement.

                               TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                 (UNAUDITED)
                                           (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     ----------------------
                                                                                       1998         1997
                                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..............................................................   $  (1,215)   $   3,374
  Adjustments to reconcile net loss to net cash flows from operating activities--
     Noncash charges --
      Depreciation and amortization ..............................................      46,085       50,146
      Accretion of discounts on indebtedness .....................................         582         --
      Provisions for losses on receivables .......................................       9,422        4,982
      Amortization of deferred loan offering costs ...............................       5,000        4,946
      Valuation allowance of CRDA investments ....................................       2,834        2,941
     Increase in receivables .....................................................     (11,904)     (14,438)
     Increase in inventories .....................................................        (425)        (278)
     Increase in advances to affiliates ..........................................     (29,209)      (1,614)
     Increase in other current assets ............................................        (598)      (1,090)
     (Increase)/decrease in other assets .........................................      (7,413)         188
     Increase in accounts payable and accrued expenses ...........................       6,724        6,065
     Increase in accrued interest payable ........................................      37,087       33,756
     Decrease in other long-term liabilities .....................................      (1,879)      (2,285)
                                                                                     ---------    ---------
      Net cash provided by operating activities ..................................      55,091       86,693
                                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment, net ......................................     (14,708)     (63,449)
    Purchase of CRDA investments .................................................      (7,808)      (7,994)
                                                                                     ---------    ---------
      Net cash used in investing activities ......................................     (22,516)     (71,443)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Additional borrowings .......................................................       1,164        2,001
     Payments and current maturities of long-term debt ...........................      (6,635)      (7,158)
     Cost of issuing debt ........................................................        (220)        --
     Contributed capital by Trump Hotels & Casino Resorts Holdings, L.P. .........        --         10,144
                                                                                     ---------    ---------
      Net cash (used in) provided by financing activities ........................      (5,691)       4,987
                                                                                     ---------    ---------

NET INCREASE IN CASH & CASH EQUIVALENTS ..........................................      26,884       20,237
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................................     114,879       71,320
                                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 ........................................   $ 141,763    $  91,557
                                                                                     =========    =========

CASH INTEREST PAID ...............................................................   $  73,899    $  68,911
                                                                                     =========    =========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations ...........   $   2,192    $   3,204
                                                                                     =========    =========
Reversal of capital contribution .................................................   $  24,599    $    --
                                                                                     =========    =========

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) CONDENSED FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC") and it's subsidiaries: Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III"), Trump Atlantic City Corporation, a Delaware corporation ("TACC"), Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"), and Trump Communications, L.L.C., a New Jersey limited liability company ("Trump Communications") (Plaza Associates, Taj Associates, TACC, Trump Services and Trump Communications are collectively referred to herein as the "Subsidiary Guarantors"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"). Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the Subsidiary Guarantors of the $1.2 billion aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "TAC I Notes") of Trump AC and Trump AC Funding (the "TAC I Notes"), the $75,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes (TAC II) due 2006 (the "TAC II Notes") of Trump AC and Trump AC Funding II and the $25,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes (TAC III) due 2006 (the "TAC III Notes" and, collectively with the TAC I Notes and TAC II Notes, the "TAC Notes") of Trump AC and Trump AC Funding III to distribute funds to Trump AC. The indentures under which the TAC Notes were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for a full year.

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

For the three and nine months ended September 30, 1998, the net effect of applying these new lives was to increase net income by $0 and $1,951,000 respectively.

(3) TRANSACTIONS WITH AFFILIATES

     During the third quarter of 1996 and first quarter 1997, Plaza Associates exercised its option to purchase two parcels of land underlying Trump Plaza's main tower. The $24,599,000 acquisition cost was paid by THCR Holdings on behalf of Plaza Associates and recorded by Plaza Associates as a capital contribution. As it was the intention of THCR Holdings that the acquisition costs be repaid by Plaza Associates, this amount has been reversed and recorded as "Advances to Affiliates."

     In April and May of 1996 THCR Holdings contributed $19,500,000 of capital to Plaza Associates for improvements related to Trump World's Fair. This amount, which was originally recorded as contributed capital has been reclassified as "Advances to Affiliates" in October, 1998.

(4) ACCOUNTS RECEIVABLE

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in accounts receivable is $5,191,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(5) COMBINED FINANCIAL INFORMATION--TRUMP AC FUNDING, TRUMP AC FUNDING II AND TRUMP AC FUNDING III

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of September 30, 1998 is as follows:

Total Assets (including TAC Notes receivable of $1,296,255,000 and related
   interest receivable) ........................................................   $1,357,193,000
                                                                                   ==============
Total Liabilities and Capital (including TAC Notes payable of $1,296,255,000 and
   related interest payable) ...................................................   $1,357,193,000
                                                                                   ==============
Interest Income ................................................................   $  109,657,000
                                                                                   ==============
Interest Expense ...............................................................   $  109,657,000
                                                                                   ==============
Net Income .....................................................................         --
                                                                                   ==============

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

     Cash flows from operating activities are Trump AC's principal source of liquidity. In December 1997 Trump AC and Trump AC Funding II issued $75,000,000 of TAC II Notes and Trump AC and Trump AC Funding III issued $25,000,000 of TAC III Notes. Proceeds from the offerings of the TAC II Notes and the TAC III Notes are intended by Trump AC to provide expansion funds and working capital for operations. Accordingly, Trump AC expects to have sufficient liquidity to meet its obligations. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

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

     Capital expenditures for Trump AC were $14,708,000 and $63,449,000 for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $8,338,000 and $24,798,000 for the nine months ended September 30, 1998 and 1997, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Donald J. Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10,144,000. In 1996 and 1997 Plaza Associates purchased related property for $24,599,000 with capital contributed by THCR Holdings. This amount which was originally recorded as contributed capital was reclassified as "Advances to Affiliates" during the second quarter, 1998. Also, in April and May of 1996 THCR Holdings contributed $19,500,000 million of capital to Plaza Associates for improvements related to Trump World's Fair. This amount, which was originally recorded as contributed capital, was reclassified as "Advances to Affiliates" in October 1998.

     Capital expenditures attributable to the Taj Mahal were $5,849,000 and $37,948,000 for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures for improvements to existing facilities were approximately $5,849,000 and $7,596,000 for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures attributable to the expansion of the facility were approximately $30,352,000 for the nine months ended September 30, 1997.

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

     Trump AC has assessed the year 2000 issue and has begun implementing a plan to insure its systems are year 2000 compliant. Analysis has been made of Trump AC's various customer support and internal administration systems with appropriate modifications having been made or underway. Testing the modifications will be ongoing during 1998 and is expected to be completed during early 1999. Trump AC is approximately 50% complete in its modifications.

     Trump AC believes that the issues of concern are predominately software related versus hardware related. Further, Trump AC relies upon third party suppliers for support of their individual systems provided to Trump AC. These are primarily support of property, plant and equipment, such as telephones, elevators and fire safety systems. Contact has been made with all significant system suppliers and Trump AC is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to insure year 2000 compliance. The cost of addressing the year 2000 issue is not expected to be material, and will be funded out of operations.

     If Trump AC did not assess the year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since Trump AC expects to be fully year 2000 compliant, it does not feel that a contingency plan is necessary at this time.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates at September 30, 1998, its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended September 30, 1998 and 1997. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended September 30, 1998 and 1997.

                                                     Three Months Ended September 30,
                                  -------------------------------------------------------------------------
                                     1998        1997        1998          1997        1998         1997
                                    Plaza       Plaza         Taj           Taj        Total        Total
                                  Associates  Associates   Associates   Associates    Trump AC     Trump AC
                                  --------------------------------------------------------------------------
                                                               (in thousands)
Revenues:
    Gaming ....................   $ 103,669    $ 100,772    $ 148,011    $ 137,824    $ 251,680    $ 238,596
    Other .....................      28,849       30,840       32,111       35,263       60,960       66,103
                                  ---------    ---------    ---------    ---------    ---------    ---------
    Gross Revenues ............     132,518      131,612      180,122      173,087      312,640      304,699
Less: Promotional Allowances ..      17,767       18,448       18,018       20,802       35,785       39,250
                                  ---------    ---------    ---------    ---------    ---------    ---------
    Net Revenues ..............     114,751      113,164      162,104      152,285      276,855      265,449
                                  ---------    ---------    ---------    ---------    ---------    ---------
Costs & Expenses:
    Gaming ....................      62,017       62,273       84,637       82,466      146,654      144,739
    General & Administrative ..      19,889       17,525       23,255       21,649       43,093       39,215
    Depreciation & Amortization       6,495        6,118        8,910        8,990       15,474       15,137
    Other .....................       8,886        8,802        8,827        8,722       17,713       17,524
                                  ---------    ---------    ---------    ---------    ---------    ---------
    Total Costs and Expenses ..      97,287       94,718      125,629      121,827      222,934      216,615
                                  ---------    ---------    ---------    ---------    ---------    ---------
Income from Operations ........      17,464       18,446       36,475       30,458       53,921       48,834
                                  ---------    ---------    ---------    ---------    ---------    ---------
  Non-Operating Income ........         144          126          226          260        1,236          560
  Interest Expense ............     (11,883)     (12,189)     (23,502)     (23,650)     (38,475)     (35,839)
                                  ---------    ---------    ---------    ---------    ---------    ---------
  Total Non-Operating Expense .     (11,739)     (12,063)     (23,276)     (23,390)     (37,239)     (35,279)
                                  ---------    ---------    ---------    ---------    ---------    ---------
Net Income ....................   $   5,725    $   6,383    $  13,199    $   7,068    $  16,682    $  13,555
                                  =========    =========    =========    =========    =========    =========


                                                                 Three Months Ended September 30,
                                    ---------------------------------------------------------------------------------------------
                                       1998            1997             1998             1997          1998              1997
                                      Plaza           Plaza             Taj              Taj           Total             Total
                                    Associates      Associates       Associates       Associates      Trump AC          Trump AC
                                    ---------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Table Game Revenues .............   $  27,897       $  25,540       $    60,087       $  48,816      $    87,984      $    74,356
Incr (Decr) over Prior Period ...   $   2,357                       $    11,271                      $    13,628
Table Game Drop .................   $ 177,853       $ 172,673       $   328,457       $ 346,450      $   506,310      $   519,123
Incr (Decr) over Prior Period ...   $   5,180                       $   (17,993)                     $   (12,813)
Table Win Percentage ............        15.7%           14.8%             18.2%           14.1%            17.4%            14.3%
Incr (Decr) over Prior Period ...         0.9pts                            4.1pts                           3.1pts
Number of Table Games ...........         101             110               156             155              257              265
Incr (Decr) over Prior Period ...          (9)                                1                               (8)

Slot Revenues ...................   $  75,772       $  75,232       $    82,498       $  84,083      $   158,270      $   159,315
Incr (Decr) over Prior Period ...   $     540                       $    (1,585)                     $    (1,045)
Slot Handle .....................   $ 929,397       $ 932,471       $ 1,011,646       $ 996,477      $ 1,941,043      $ 1,928,948
Incr (Decr) over Prior Period ...   $  (3,074)                      $    15,169                      $    12,095
Slot Win Percentage .............         8.2%            8.1%              8.2%            8.4%             8.2%             8.3%
Incr (Decr) over Prior Period ...         0.1pts                           (0.2)pts                         (0.1)pts
Number of Slot Machines .........       4,204           4,090             4,136           4,136            8,340            8,226
Incr (Decr) over Prior Period ...         114                                 0                              114

Poker Revenues ..................        --              --         $     4,689       $   4,259      $     4,689      $     4,259
Incr (Decr) over Prior Period ...        --                         $       430                      $       430
Number of Poker Tables ..........        --              --                  62              63               62               63
Incr (Decr) over Prior Period ...        --                                  (1)                              (1)

Other Gaming Revenues ...........        --              --         $       737       $     666      $       737      $       666
Incr (Decr) over Prior Period ...        --                         $        71                      $        71

Total Gaming Revenues ...........   $ 103,669       $ 100,772       $   148,011       $ 137,824      $   251,680      $   238,596
Incr (Decr) over Prior Period ...   $   2,897                       $    10,187                      $    13,084

Number of Guest Rooms ...........       1,404           1,404             1,250           1,250            2,654            2,654
Occupancy Rate ..................        95.5%           91.6%             98.2%           96.8%            96.7%            94.0%
Average Daily Rate (Room Revenue)   $   84.68       $   88.23       $    101.09       $  119.12      $     92.52      $    103.21


     Gaming revenues are the primary source of Trump AC's revenues. The year over year increase in gaming revenues was due primarily to an increase in table games revenue at both the Taj Mahal and Trump Plaza. The increase in table games revenue was due primarily to the increased table win percentage at both the Taj Mahal and Trump Plaza. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.5% and 14.6% for the quarters ended September 30, 1998 and 1997, respectively.

     Comparison of Nine-Month Periods Ended September 30, 1998 and 1997. The following table includes selected data of Plaza Associates and Taj Associates for the nine months ended September 30, 1998 and 1997.

                                                               Nine Months Ended September 30,
                                  -------------------------------------------------------------------------------------------
                                      1998             1997            1998            1997          1998           1997
                                     Plaza            Plaza            Taj             Taj           Total          Total
                                   Associates      Associates      Associates      Associates       Trump AC       Trump AC
                                  -------------------------------------------------------------------------------------------
                                                                      (in thousands)
Revenues:
    Gaming ....................   $   283,934     $   285,507     $   388,405     $   400,730     $   672,339     $   686,237
    Other .....................        77,048          83,726          88,880          93,278         165,928         177,004
                                  -----------     -----------     -----------     -----------     -----------     -----------
    Gross Revenues ............       360,982         369,233         477,285         494,008         838,267         863,241
Less: Promotional Allowances ..        47,822          49,741          50,556          56,310          98,378         106,051
                                  -----------     -----------     -----------     -----------     -----------     -----------
    Net Revenues ..............       313,160         319,492         426,729         437,698         739,889         757,190
                                  -----------     -----------     -----------     -----------     -----------     -----------
Costs & Expenses:
    Gaming ....................       172,504         178,719         236,957         245,660         409,461         424,379
    General & Administrative ..        58,712          59,429          65,776          64,631         124,390         124,143
    Depreciation & Amortization        18,697          18,115          27,204          31,948          46,085          50,146
    Other .....................        24,228          24,590          25,428          24,893          49,656          49,483
                                  -----------     -----------     -----------     -----------     -----------     -----------
    Total Costs and Expenses ..       274,141         280,853         355,365         367,132         629,592         648,151
                                  -----------     -----------     -----------     -----------     -----------     -----------
Income from Operations ........        39,019          38,639          71,364          70,566         110,297         109,039
                                  -----------     -----------     -----------     -----------     -----------     -----------
  Non-Operating Income ........           947             429           1,608             892           4,482           1,992
  Interest Expense ............       (35,778)        (36,580)        (70,631)        (71,077)       (115,994)       (107,657)
                                  -----------     -----------     -----------     -----------     -----------     -----------
  Total Non-Operating Expense .       (34,831)        (36,151)        (69,023)        (70,185)       (111,512)       (105,665)
                                  -----------     -----------     -----------     -----------     -----------     -----------
Net income/(loss) .............   $     4,188     $     2,488     $     2,341     $       381     $    (1,215)    $     3,374
                                  ===========     ===========     ===========     ===========     ===========     ===========

                                                              Nine Months Ended September 30,
                                  -------------------------------------------------------------------------------------------
                                      1998             1997          1998           1997            1998              1997
                                     Plaza            Plaza           Taj            Taj            Total            Total
                                   Associates       Associates     Associates     Associates       Trump AC         Trump AC
                                  -------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Table Game Revenues ...........   $    76,297     $    71,085     $   149,278     $   156,584     $   225,575     $   227,669
Incr (Decr) over Prior Period .   $     5,212                     $    (7,306)                    $    (2,094)
Table Game Drop ...............   $   485,620     $   496,513     $   903,011     $   991,231     $ 1,388,631     $ 1,487,744
Incr (Decr) over Prior Period .   $   (10,893)                    $   (88,220)                    $   (99,113)
Table Win Percentage ..........          15.7%           14.3%           16.5%           15.8%           16.2%           15.3%
Incr (Decr) over Prior Period .           1.4pts                          0.7pts                          0.9pts
Number of Table Games .........           110             118             155             160             265             278
Incr (Decr) over Prior Period .            (8)                             (5)                            (13)

Slot Revenues .................   $   207,637     $   214,422     $   224,544     $   230,059     $   432,181     $   444,481
Incr (Decr) over Prior Period .   $    (6,785)                    $    (5,515)                    $   (12,300)
Slot Handle ...................   $ 2,562,350     $ 2,622,704     $ 2,742,643     $ 2,751,430     $ 5,304,993     $ 5,374,134
Incr (Decr) over Prior Period .   $   (60,354)                    $    (8,787)                    $   (69,141)
Slot Win Percentage ...........           8.1%            8.2%            8.2%            8.4%            8.1%            8.3%
Incr (Decr) over Prior Period .          (0.1)pts                        (0.2)pts                        (0.2)pts
Number of Slot Machines .......         4,124           4,080           4,137           3,924           8,261           8,004
Incr (Decr) over Prior Period .            44                             213                             257

Poker Revenues ................          --              --       $    12,584     $    12,169     $    12,584     $    12,169
Incr (Decr) over Prior Period .          --                       $       415                     $       415
Number of Poker Tables ........          --              --                62              63              62              63
Incr (Decr) over Prior Period .          --                                (1)                             (1)

Other Gaming Revenues .........          --              --       $     1,999     $     1,918     $     1,999     $     1,918
Incr (Decr) over Prior Period .          --                       $        81                     $        81

Total Gaming Revenues .........   $   283,934     $   285,507     $   388,405     $   400,730     $   672,339     $   686,237
Incr (Decr) over Prior Period .   $    (1,573)                    $   (12,325)                    $   (13,898)

Number of Guest Rooms..........         1,404           1,404           1,250           1,250           2,654           2,654
Occupancy Rate.................          87.1%           89.7%           91.3%           93.7%           89.1%           91.5%
Average Daily Rate
  (Room Revenue) ..............   $     80.50     $     81.73     $    101.40     $    108.42     $     90.59     $     94.61

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to Taj Associates last year's first quarter results which included an unusual approximately $8 million dollar table game win from one premium player, a decline in high-end international table game players due to Asian economic conditions and the decline in slot revenues at both the Taj Mahal and Trump Plaza as the result of an increased competitive marketplace. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.3% and 14.9% for the nine months ended September 30, 1998 and 1997, respectively. The year over year decrease in slot revenues at both the Taj Mahal and Trump Plaza was primarily due to increased competitiveness in the marketplace.

     Substantially proportionate to the decrease in gaming revenues, gaming costs and expenses decreased $14,918,000 or 3.5% from the comparable period in 1997. This decrease primarily represents marketing and promotional costs.

     Insurance reserves were reduced by approximately $2,200,000 as a result of an internal risk management review at both Plaza Associates and Taj Associates.

     During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Buildings and building improvements were re-evaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the nine months ended September 30, 1998, the net effect of applying these new lives was to increase net income by $1,951,000.

SEASONALITY

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending September 30, 1998 are not necessarily indicative of the operating results for a full year.

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

ITEM 1--LEGAL PROCEEDINGS

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

     Plaza Associates. The Casino Reinvestment Development Authority ("CRDA"), as required, set aside certain funds for investment in hotel development projects in Atlantic City undertaken by casino licensees which result in the construction or rehabilitation of at least 200 hotel rooms. These investments are to fund up to 27% of the cost to casino licensees of such projects. In June 1993, Plaza Associates made application for such funding to the CRDA with respect to its proposed construction of the Trump Plaza East facilities, demolition of a certain structure adjacent thereto, development of an appurtenant public park, roadway and parking area and acquisition of the entire project site. The CRDA, in rulings through January 10, 1995, approved the hotel development project and, with respect to same and pursuant to a credit agreement between them, reserved to Plaza Associates the right to take investment tax credits up to approximately $14.2 million. Plaza Associates has, except for three small parcels discussed below, acquired the site and constructed and presently operates and maintains the proposed hotel tower, public park, roadway and parking area.

     As part of its approval and on the basis of its powers of eminent domain, the CRDA, during 1994, initiated certain condemnation proceedings in the Superior Court of New Jersey, Atlantic County, to acquire five small parcels of land within the project site. Plaza Associates has since acquired two of the parcels and proceedings with respect to those parcels have been concluded. The court, in a July 20, 1998 opinion, directed entry of judgments dismissing the CRDA actions with respect to the remaining three parcels, which, if acquired, would be included in the public park and parking area of the project on the basis of the court's determination that the CRDA had failed to establish that a valid primarily public purpose justified acquisition of the parcels. Written orders of dismissal were entered by the court on July 28. The right of the CRDA to appeal these judgments expired on September 11, 1998. The judgments were not appealed.

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

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS
     None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

ITEM 5--OTHER INFORMATION
     None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

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

     27.1       Financial Data Schedule of Trump Atlantic City Associates.

     27.2       Financial Data Schedule of Trump Atlantic City Funding, Inc.

     27.3       Financial Data Schedule of Trump Atlantic City Funding II, Inc.

     27.4       Financial Data Schedule of Trump Atlantic City Funding III, Inc.

 B.  CURRENT REPORTS ON FORM 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1998 and ending September 30, 1998.

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


                                       TRUMP ATLANTIC CITY ASSOCIATES
                                               (Registrant)


                                       By: TRUMP ATLANTIC CITY HOLDING, INC.,
                                           its general partner


Date: November 13, 1998
                                       By: /S/ FRANCIS X. MCCARTHY JR.
                                           -------------------------------------
                                           FRANCIS X. MCCARTHY JR.
                                           EXECUTIVE VICE PRESIDENT FINANCE AND
                                           CHIEF FINANCIAL OFFICER
                                           (DULY AUTHORIZED OFFICER AND
                                           PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TRUMP ATLANTIC CITY FUNDING, INC.
                                                 (Registrant)


Date: November 13, 1998
                                      By: /S/ FRANCIS X. MCCARTHY JR.
                                          -------------------------------------
                                          FRANCIS X. MCCARTHY JR.
                                          EXECUTIVE VICE PRESIDENT FINANCE AND
                                          CHIEF FINANCIAL OFFICER
                                          (DULY AUTHORIZED OFFICER AND
                                          PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRUMP ATLANTIC CITY FUNDING II, INC.
                                                (Registrant)



Date: November 13, 1998
                                     By: /S/ FRANCIS X. MCCARTHY JR.
                                         -------------------------------------
                                         FRANCIS X. MCCARTHY JR.
                                         EXECUTIVE VICE PRESIDENT FINANCE AND
                                         CHIEF FINANCIAL OFFICER
                                         (DULY AUTHORIZED OFFICER AND
                                         PRINCIPAL FINANCIAL OFFICER)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRUMP ATLANTIC CITY FUNDING III, INC.
                                                    (Registrant)


Date: November 13, 1998
                                       By: /S/ FRANCIS X. MCCARTHY JR.
                                           ------------------------------------
                                           FRANCIS X. MCCARTHY JR.
                                           EXECUTIVE VICE PRESIDENT FINANCE AND
                                           CHIEF FINANCIAL OFFICER
                                           (DULY AUTHORIZED OFFICER AND
                                           PRINCIPAL FINANCIAL OFFICER)