Form 10-K
period 1998-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1999-03-31
CIK 897729, 1006918, 1052517, 1052519

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
                          Commission File No.: 333-643

                         TRUMP ATLANTIC CITY ASSOCIATES
              -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           New Jersey                                  22-3213714
  --------------------------------       ---------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
 of incorporation or organization)                        08401
          2500 Boardwalk                               (Zip Code)
     Atlantic City, New Jersey
(Address of principal executive offices)

Registrant's telephone number, including area code: (609) 441-6060

                        TRUMP ATLANTIC CITY FUNDING, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

            Delaware                                    22-3418939
 ----------------------------------      ---------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)                        08401
         2500 Boardwalk                                (Zip Code)
    Atlantic City, New Jersey
(Address of principal executive offices)
Registrant's telephone number, including area code: (609) 441-6060


                      TRUMP ATLANTIC CITY FUNDING II, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           Delaware                                      22-3550202
 ----------------------------------      ---------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)                       08401
        2500 Boardwalk                                (Zip Code)
   Atlantic City, New Jersey
(Address of principal executive offices)
Registrant's telephone number, including area code: (609) 441-6060

                      TRUMP ATLANTIC CITY FUNDING III, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

          Delaware                                       22-3550203
 ----------------------------------      ---------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification Number)
 of incorporation or organization)                       08401
        2500 Boardwalk                                (Zip Code)
   Atlantic City, New Jersey
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 441-6060 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of March 30, 1999 was $0.

     The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of March 30, 1999 was $0.

     The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of March 30, 1999 was $0.

     Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] No [ ]

     As of March 30, 1999, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

     As of March 30, 1999, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

     As of March 30, 1999, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

     Documents Incorporated by Reference--Not applicable.

================================================================================

                                    FORM 10-K

                                TABLE OF CONTENTS
ITEM                                                                       PAGE
----                                                                       ----

PART I ..............................................................         1

   ITEM 1. BUSINESS .................................................         1
     General ........................................................         1
     Trump Plaza ....................................................         2
     The Taj Mahal ..................................................         6
     TCS ............................................................        10
     Trademark/Licensing ............................................        10
     Certain Indebtedness ...........................................        11
     Atlantic City Market ...........................................        11
     Competition ....................................................        13
     Gaming and Other Laws and Regulations ..........................        16

   ITEM 2. PROPERTIES ...............................................        22
     Trump Plaza ....................................................        22
     Taj Mahal ......................................................        24

   ITEM 3. LEGAL PROCEEDINGS ........................................        26

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......        28

PART II .............................................................        29

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS .....................................        29

   ITEM 6. SELECTED FINANCIAL DATA ..................................        29

   ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
            CONDITIONS AND RESULTS OF OPERATIONS ....................        31

   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK ............................................        37

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............        37

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE .....................        37

PART III.............................................................        38

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......        38

   ITEM 11. EXECUTIVE COMPENSATION ..................................        43
     Employment Agreements ..........................................        45
     Compensation of Directors ......................................        47
     Compensation Committee Interlocks and Insider Participation ....        47

   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT .........................................        49

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........        50

PART IV .............................................................        52


                                      (i)

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K ....................................        52

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS ............        58

SIGNATURES ..........................................................        59

   TRUMP ATLANTIC CITY ASSOCIATES ...................................        60

   TRUMP ATLANTIC CITY FUNDING, INC .................................        61

   TRUMP ATLANTIC CITY FUNDING II, INC ..............................        62

   TRUMP ATLANTIC CITY FUNDING III, INC .............................        63

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES .....       F-1


                                      (ii)

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership, was formed under the name of Trump Plaza Holding Associates on February 17, 1993. Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), was formed on January 30, 1996. Trump Atlantic City Funding II, Inc. ("Funding II") and Trump Atlantic City Funding III, Inc. ("Funding III"), each a Delaware corporation, were formed on November 18, 1997. Each of the Registrants are wholly owned subsidiaries of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), of which Trump Hotels & Casino Resorts, Inc. ("THCR") is the general partner. THCR is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in both emerging and established gaming jurisdictions. Trump AC owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza"), which also includes Trump World's Fair, and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey.

     o TRUMP PLAZA. In May 1996, Trump AC completed an expansion program which further enhanced Trump Plaza's gaming space and hotel capacity (the "Trump Plaza Expansion") while maintaining its commitment to first class customer service. This strategy was designed to capitalize on Trump Plaza's reputation for excellence, as well as to meet both existing and anticipated demand for the increased number of rooms and infrastructure improvements that are currently being implemented to enhance further the "vacation destination appeal" of Atlantic City. As part of the Trump Plaza Expansion, Trump AC renovated and integrated into Trump Plaza a hotel adjacent to Trump Plaza's main tower ("Trump Plaza East") and renovated and integrated into Trump Plaza the former Trump Regency Hotel, located on The Boardwalk adjacent to the original Atlantic City Convention Center, which is next to Trump Plaza and is now known as Trump World's Fair. The renovations at Trump Plaza East were completed in February 1996 and at Trump World's Fair in May 1996. Trump Plaza has 138,295 square feet of gaming space, housing a total of approximately 4,162 slot machines and 103 table games, making Trump Plaza's casino the largest in Atlantic City (in terms of square footage). Trump Plaza's hotel capacity consists of 1,404 guest rooms, making Trump Plaza's guest room inventory one of the largest in Atlantic City.

     o TAJ MAHAL. Management believes that the acquisition of the Taj Mahal on April 17, 1996 (the "Taj Acquisition") has strengthened Trump AC's position as a leader in the casino entertainment industry through its ownership of two successful land-based casino hotels on The Boardwalk. Furthermore, the Taj Acquisition has enhanced Trump AC's presence in the growing Atlantic City gaming market (the "Atlantic City Market"). After giving effect to the Taj Acquisition and the Trump Plaza Expansion, Trump AC had acquired approximately one-quarter of Atlantic City's casino square footage, slot machines, table games and hotel room inventory. The combination of the Taj Mahal with Trump Plaza's operations has provided opportunities for operational efficiencies, economies of scale and benefits from the talent, expertise and experience of management at the operating entities. In July 1997, Trump AC completed an expansion plan at the Taj Mahal (the "Taj Mahal Expansion"), which included construction of a new bus terminal, expansion of parking facilities and expansion of casino floor space.

     o THE "TRUMP" NAME. Trump AC capitalizes on the widespread recognition of the "Trump" name and its association with high quality amenities and first class service. To this end, Trump AC provides a broadly diversified gaming and entertainment experience consistent with the "Trump" name and reputation for quality.

         The following table profiles Trump AC's current casino and hotel capacity:

                                TRUMP
                                PLAZA               TRUMP
                                 MAIN      TRUMP    WORLD'S
                               FACILITY  PLAZA EAST  FAIR   TAJ MAHAL   TOTAL
                               --------  ---------- ------- ---------   -----
Gaming square footage........    74,198   14,886    49,211   147,720    286,015
Slot machines................     2,124      402     1,636     4,152      8,314
Table games..................       103        0         0       211        314
Hotel rooms..................       555      349       500     1,250      2,654

     The Registrants operate in only one industry segment. See "Financial Statements and Supplementary Data."

TRUMP PLAZA

         Management believes that Trump Plaza's Five Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts and swimming and health spa facilities.

         Management believes that as a result of the Trump Plaza Expansion and Trump Plaza's strategic location, Trump Plaza is one of the premier host properties in Atlantic City. The Trump Plaza Expansion was completed in May 1996 and increased Trump Plaza's prime central frontage on The Boardwalk to nearly a quarter of a mile. Management believes that the construction of the new convention center and the tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. In addition, management has taken advantage of gaming regulatory changes that allow casino space to be directly visible and accessible from The Boardwalk. Trump Plaza's location on The Boardwalk at the end of the main highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

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

         In May 1996, Trump AC completed the renovations and integration of Trump World's Fair, located on The Boardwalk adjacent to the original Atlantic City Convention Center, into Trump Plaza. Trump World's Fair contains 49,211 square feet of casino floor space, approximately 16,000 square feet of which is directly accessible from The Boardwalk, and 500 hotel rooms, connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk.

         Management believes the increased hotel capacity as a result of the Trump Plaza Expansion enables Trump Plaza to better meet demand and accommodate its casino guests, as well as to host additional and larger conventions and corporate meetings.

         The following table details Trump Plaza's current casino and hotel capacity:

                                TRUMP                          TRUMP
                              PLAZA MAIN    TRUMP PLAZA       WORLD'S
                               FACILITY       EAST             FAIR      TOTAL
                              ----------    -----------       -------    ------
Gaming square footage.......    74,198        14,886          49,211     138,295
Slot machines...............     2,124           402           1,636       4,162
Table games.................       103             0               0         103
Hotel rooms.................       555           349             500       1,404

         Trump Plaza's management team has launched a variety of initiatives designed to increase the level of casino gaming activity generally at Trump Plaza and to attract casino patrons who tend to wager more frequently than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Washington, D.C. corridor, and the introduction of new updated gaming products.

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

         Trump World's Fair. Trump World's Fair is seeking to attract the "middle market" segment (primarily bus customers and Boardwalk pedestrian traffic) by offering high value food and entertainment attractions in a festive "World's Fair" atmosphere. The first floor of Trump World's Fair features a Boardwalk level casino offering walk-in customers direct access from The Boardwalk to 569 slot machines. In addition, Trump World's Fair contains a bus terminal that has a dedicated escalator leading directly to a separate casino entertainment area that contains a 500-seat buffet-style restaurant and a casino with 508 slot machines. The bus terminal and dedicated casino facilities allow Trump World's Fair to serve efficiently a high volume of bus customers. The second floor of Trump World's Fair has approximately 559 slot machines along with additional restaurants. Moreover, with its prime location adjoining the original Atlantic City Convention Center and near the new Atlantic City Convention Center, and its room base of 500 rooms and approximately 50,000 square feet of total gaming space, management believes that Trump World's Fair is ideally suited to attract convention visitor traffic.

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

         Although considered one property, Trump Plaza and Trump World's Fair have separate marketing identities. Trump Plaza caters to the mid to high level segment while Trump World's Fair focuses on the "middle" market. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. The Trump Plaza's suite product, high-end slot clubs and fine dining restaurants indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, Trump World's Fair offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including Atlantic City's largest nickel lounge, lower table limits, sweepstakes, bus bingo programs, on-floor tournaments and a premier buffet make this possible.

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

         Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers a variety of headline entertainment throughout the year.

         Player Development/Casino Hosts. Plaza Associates currently employs gaming representatives in New Jersey, Pennsylvania and other states, as well as several international representatives, to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card (the frequent player slot card) sign-ups in order to increase Plaza Associates' marketing base.

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

         Bus Program. Trump Plaza has a bus program, which transports approximately 1,700 gaming patrons per day during the week and 2,400 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses. Trump World's Fair's bus terminal has a dedicated escalator leading directly to a casino entertainment area complete with an international buffet. Trump World's Fair's bus terminal provides patrons with a spacious lounge area with a view of the Atlantic Ocean and The Boardwalk. Trump World's Fair's bus program transports approximately 1,200 gaming patrons per day during the week and 2,100 per day on weekends.

         Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1996, 1997 and 1998 credit play as a percentage of total dollars wagered was approximately 17.4%, 18.9% and 22.4%, respectively. Trump Plaza bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Plaza deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

         FACILITIES AND AMENITIES

         Trump Plaza. The casino in Trump Plaza's main tower currently offers 103 table games and 2,124 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

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

         Trump World's Fair. Trump World's Fair is connected to Trump Plaza's main tower by an enclosed walkway overlooking The Boardwalk and adds an additional 500 hotel rooms to Trump Plaza. In addition, Trump World's Fair is outfitted with approximately 50,000 square feet of casino floor space housing 1,636 slot machines. In addition to the casino, Trump World's Fair features three restaurants, including a state-of-the-art buffet, a cocktail lounge, convention and ballroom and meeting room space. The enclosed walkway runs through a portion of the original Atlantic City Convention Center, which is located between Trump World's Fair and Trump Plaza's main tower. Plaza Associates has acquired an easement with regard to this walkway through the original Atlantic City Convention Center.

         Trump Plaza and Trump World's Fair are physically connected to the original convention center. By the summer of 2001, the East Hall of this convention center will undergo a $72 million renovation funded by the CRDA. These improvements will convert the East Hall into a modern special events venue, and will benefit both Trump Plaza and Trump World's Fair.

         EMPLOYEES AND LABOR RELATIONS

         Plaza Associates has approximately 4,800 employees of whom approximately 1,500 are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act").

         HISTORICAL BACKGROUND

         The 1995 and 1996 Events. In connection with the initial public offering (the "June 1995 Stock Offering") of 10 million shares of THCR Common Stock, THCR Holdings repurchased and redeemed the $60 million aggregate principal amount of 12 1/2% Pay-In-Kind Notes due 2003 (the "Plaza PIK Notes") and the warrants to acquire an aggregate of $12 million in principal amount of additional Plaza PIK Notes (the "Plaza PIK Note Warrants"). In addition, in connection with the June 1995 Stock Offering and the offering by THCR Holdings and its wholly owned finance subsidiary, Trump Hotels & Casino Resorts Funding, Inc. ("THCR Funding"), of $155 million 15 1/2% Senior Secured Notes due 2005 (the "Senior Notes") (the "June 1995 Note Offering" and, together with the June 1995 Stock Offering, the "June 1995 Offerings"), Trump transferred, pursuant to a contribution agreement, to THCR Holdings his ownership interests in Trump Plaza Funding, Inc. ("Plaza Funding") and Trump AC. Upon the consummation of the June 1995 Offerings, THCR Holdings owned Plaza Associates. In connection with the Taj Acquisition, THCR Holdings became the owner of both Plaza Associates and Trump Taj Mahal Associates ("Taj Associates"), the owner and operator of the Taj Mahal, through its ownership interest in Trump AC. As part of the 1996 Offerings, Trump AC and its wholly owned finance subsidiary, Trump AC Funding, issued the TAC I Notes (as defined).

         The 1997 Events. In December 1997, Trump AC and Funding II issued the TAC II Notes and Trump AC and Funding III issued the TAC III Notes.

THE TAJ MAHAL

         The Taj Mahal ranked first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 1998. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its Five Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from growth of the Atlantic City market.

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

         The Taj Mahal is currently in the process of expanding the retail shopping experience along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet are expected to open in the early spring of 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in another location also adjoining the Taj Mahal's main retail shopping area.

         In November 1998, the Taj Mahal entered into a development agreement with the New Jersey Casino Reinvestment Development Authority (the "CRDA") for the redevelopment of the road corridors and surrounding neighborhoods leading from Route 30, one of its major access routes, and the Taj Mahal. The project, which is expected to cost approximately $20.8 million, is scheduled to be completed in phases through the summer of 2000 and will greatly enhance the Taj Mahal's customer's experience and ease in reaching the Taj Mahal. The project itself will greatly improve the road infrastructure and lighting, provide extensive landscaping, involve the acquisition and demolishing of deteriorated buildings and involve the completion of a new housing development.

         THE TAJ MAHAL OPERATIONS

         General. The Taj Mahal currently has approximately 147,720 square feet of gaming space, 211 table games and 4,152 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 64 poker tables, which was added in 1993 and expanded in 1994. The casino's offerings include blackjack, craps, roulette, baccarat, mini baccarat, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, mini big six, mini dice and let it ride poker. In December 1995, the Taj Mahal opened an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. In May 1996, the Taj Mahal opened the Sultan's Palace, a high-end slot lounge. In August 1996, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players in conjunction with the Sultan's Palace.

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

         The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex") and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility. The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as Broadway revues, high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

         Gaming Environment. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In 1994, the Taj Mahal completed a major redecoration of the hotel lobby, a casino floor expansion and a reconfiguration, as well as the addition of a new mid-level player slot club. The casino floor expansion and reconfiguration accommodated the addition of keno, poker tables and slot machines. In the period 1994 through 1996, the Taj Mahal substantially replaced all of its existing slot machines with new, more efficient machines with bill acceptors. In addition, in June 1993, the Taj Mahal completed a 10,000 square-foot poker and simulcast area (which was subsequently enlarged to 12,000 square feet), which features 64 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1998, the Taj Mahal captured approximately 51.8% of the total Atlantic City poker revenues. In 1996 and 1997 the Taj Mahal expanded its casino floor by approximately 6,200 and 8,600 square feet, respectively. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horserace simulcasting location.

         The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the New Jersey Casino Control Commission (the "CCC") on an ongoing basis, to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. In 1994, the Taj Mahal introduced the newly-approved games of keno and Caribbean stud poker and, in 1995, introduced the games of pai gow, pai gow poker and let it ride poker. Progressive blackjack and mini dice were also added in 1996 and 1997, respectively.

         "Comping" Strategy. In order to compete effectively with other casino hotels, the Taj Mahal offers Complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including Complimentaries, on middle and upper middle market "drive in" patrons with a propensity to wager who visit Atlantic City frequently and have proven to be the most profitable market segment. Comping policy is determined by a patron's propensity to wager. A patron's propensity to wager is determined by a review of the patron's prior gaming history at the Taj Mahal as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any Complimentaries, is profitable to Taj Associates. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

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

         The Taj Mahal designs promotional offers, conveyed via direct mail and telemarketing, to patrons expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino games supervisor. Promotional activities at the Taj Mahal include the mailing of vouchers for complimentary slot and table game play and utilization of a special events calendar (e.g., birthday parties, sweepstakes and special competitions) to promote its gaming operations.

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

         Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1996, 1997 and 1998, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 29.7%, 31.2% and 26.6%, respectively. The Taj Mahal bases credit limits on each individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Taj Mahal deems a re-determination of credit worthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

         EMPLOYEES

         Taj Associates has approximately 4,500 full time equivalent employees for the operation of the Taj Mahal, of whom approximately 1,900 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 1999. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

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

(e) the redemption of the outstanding 11.35% Mortgage Bonds, Series A, due 1999 issued by Trump Taj Mahal Funding, Inc. (the "Taj Bonds");

(f) the retirement of the outstanding Plaza Funding's 10-7/8% First Mortgage Notes due 2001 (the "Plaza Notes");

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

TCS

         Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed on June 27, 1996 for the purpose of reducing operating costs by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates, the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump AC and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. In June 1996, the CCC granted TCS an initial casino license which, in July 1997, was renewed through July 1998 and in July 1998 was renewed through July 1999. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Trump Castle Associates, L.P. ("Castle Associates"), the owner and operator of Trump Marina Hotel Casino ("Trump Marina"), entered into an Amended and Restated Services Agreement pursuant to which TCS also provides those same functions and services to Castle Associates in connection with the operation of Trump Marina. Trump Communications, L.L.C. ("Trump Communications"), a New Jersey limited liability company and a subsidiary of TCS, was formed on January 31, 1997 for the purpose of reducing operating costs by consolidating advertising functions of, and providing certain services, to each of Plaza Associates, Taj Associates and Castle Associates.

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

         TAC II Notes. In December 1997, Trump AC and Funding II issued $75,000,000 principal amount of the TAC II Notes which mature on May 1, 2006. The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

         TAC III Notes. In December 1997, Trump AC and Funding III issued $25,000,000 principal amount of the TAC III Notes which mature on May 1, 2006. The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

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

         Other Indebtedness. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $6.3 million of indebtedness, including, as of December 31, 1998, approximately $1.3 million due under outstanding mortgage notes described above.

ATLANTIC CITY MARKET

         The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $4.05 billion in gaming revenues in 1998, an approximately 3.3% increase over 1997 gaming revenues of approximately $3.91 billion. From 1992 to 1998, total gaming revenues in Atlantic City have increased approximately 25.8%, while hotel rooms increased by 34.0% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1998, the volume of bus customers increased to 9.9 million in 1998, still representing a decline from 11.7 million in 1991. The volume of customers traveling to Atlantic City has grown from 20.4 million in 1992 to 24.4 million in 1998.

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

         Total Atlantic City slot revenues increased 3.9% in 1998, continuing a trend of increases over the past six years. From 1992 through 1998, slot revenue growth in Atlantic City has averaged 5.6% per year. Total table game revenue increased 2.1% in 1998, while table game revenue from 1992 to 1998 has increased on average 1.0% per year. Management believes the slow growth in table revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last five years. Bill acceptors, new slot machines, video poker and blackjack and other improvements have increased the popularity of slot play among a wider universe of casino patrons. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1992, the number of slot machines in Atlantic City has increased 58.8%, while the number of table games has increased by 6.4%. Slot revenues increased from 66% of total casino revenues in 1992 to 69.8% in 1998. The second reason for historic slow growth in table revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

         The regulatory environment in Atlantic City has improved over the past several years. Most significantly, 24-hour gaming has been approved, poker and keno have been added and regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled a certain portion of operator's funds through 2003 from regulatory support into uses of the CRDA. Administrative costs of regulation will be reduced while increasing funds will be available for new development in Atlantic City. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

         Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. Atlantic City's old convention center is located on The Boardwalk, physically connected to the Trump Plaza and owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places will, with funding approved by the CRDA in February 1999, undergo a $72 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert it into a modern special events venue and will include new seating for 10,000 to 14,000 in its main auditorium and new lighting, sound and television-ready wiring systems. Construction will halt in both September 1999 and September 2000 to avoid disrupting the Miss America Pageant presentations during those years.

         In addition to the planned casino expansions, major infrastructure improvements have been completed. The CRDA oversaw the development of the $88 million "Grand Boulevard" corridor that links the new convention center with The Boardwalk. The project was completed in early 1998. Furthermore, as set forth in a November

1998 agreement with the CRDA, a $20.8 million beautification project is now in progress for the five block Virginia and Maryland Avenue corridors which connect the thirty acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project includes the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a twenty-two unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project is expected to commence during or about the summer of 1999.

         Management believes that these gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City Market. See "--Competition."

COMPETITION

         Atlantic City. Competition in the Atlantic City Market is intense. Trump Plaza, the Taj Mahal and Trump Marina (the "Atlantic City Properties") compete with other casino hotels located in Atlantic City and with each other. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort joint venture (the "Mirage Joint Venture") between Mirage and the Boyd Gaming Corporation to be built in the Marina District which will contain 1,200 rooms and is scheduled to be completed in the spring of 2002, and a casino resort by MGM Grand, Inc. to be built on The Boardwalk after MGM Grand, Inc. purchases the land chosen as the site for the casino resort). Although management is not aware of any current construction on such sites by third parties, infrastructure improvements in the area have begun. Mirage intends to build a casino resort called LeJardin which will contain 3,500-4,000 rooms and will be linked to the resort created as a result of the Mirage Joint Venture. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

         Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. In 1993, nine casinos experienced increased gaming revenues compared to 1992 (including the Taj Mahal), while three casinos (including Trump Plaza) experienced decreased revenues. In 1994, ten casinos experienced increased gaming revenues compared to 1993 (including the Taj Mahal), while two casinos (including Trump Plaza) experienced decreased revenues. During 1995, all 12 casinos experienced increased gaming revenues compared to 1994. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues. In 1998, seven casinos experienced increased gaming revenues compared to 1997 (including Trump Plaza), while five casinos experienced decreased revenues (including the Taj Mahal).

         In 1992, the Atlantic City casino industry experienced an increase of 6.9% in gaming revenues per square foot from 1991. Gaming revenues per square foot increased by 1.4% for 1993 (excluding poker and race simulcast rooms, which were introduced for the first time in such year), compared to 1992. In 1994, gaming revenues per square foot decreased 2.5% (or 4.5% including square footage devoted to poker, keno and race simulcasting). The 1994 decline was due, in part, to the increase in casino floor space in Atlantic City as a result of expansion of a number of casinos and to the severe weather conditions which affected the Northeast during the winter of 1994. Between April 30, 1993 and December 31, 1995, many operators in Atlantic City expanded their facilities in anticipation of and in connection with the June 1993 legalization of simulcasting and poker, increasing total gaming square footage by approximately 181,200 square feet (23.3%) of which approximately 136,200 square feet is currently devoted to poker, keno and race simulcasting. During this same period, 172 poker tables and 5,500 slot machines were added. During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,211 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998.

         The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a lesser extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. Bay Cruises is operating a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On April 24, 1998 Freeport Casino Cruises began operating a gambling ship in Long Island, New York. Manhattan Cruises, a company offering gambling cruises departing from Manhattan, New York City since January 28, 1998, suspended operations in early May 1998, but has announced plans to resume operations shortly. Other companies (including South Shore Cruise Lines and Circle Line) are currently seeking permission to operate similar cruises in the New York City area. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however, the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,600 slot machines were installed at three horse racetracks in 1996. Initial legislation allowed a maximum of 1,000 slot machines at each of the three racetracks. In 1998, the Delaware legislature approved a bill which would more than double the number of slot machines allowed at the three racetracks. At the end of 1998, there was a total of approximately 3,000 slot machines installed and the additional approved machines have become operational during the first quarter of 1999. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Atlantic City Properties may also face competition from various forms of internet gambling.

         In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other for gaming patrons.

         Other Competition. In addition, the Atlantic City Properties and the Indiana Riverboat face competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Atlantic City Properties and the Indiana Riverboat. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

         In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one- half hour drive from Boston, which currently offers 24-hour gaming and contains approximately 6,000 slot machines. An expansion at Foxwoods, completed in April 1998, includes additional hotel rooms, restaurants and retail stores. A high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has 3,000 slot machines. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed in the fall of 2001. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

         A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood claiming that the city is built on ancestral land. The city of Wildwood, which has supported the plan to build a casino, has entered settlement negotiations, offering to deed municipal land to the tribe. The plan, which is opposed by the State of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has constructed a golf course and convention center. Representatives of the St. Regis Mohawk Nation signed a gaming compact with New York State officials for the opening of a casino, without slot machines, in the northern portion of the state close to the Canadian border. The St. Regis Mohawks have also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Seneca Nation plans to negotiate with New York State to open a casino in Western New York; however, the proposed casino would be subject to the purchase of additional property that is declared reservation territory by the federal government. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

         State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York and Pennsylvania. Several states are considering or have approved large scale land-based casinos. Additionally, since 1993, the gaming space in Las Vegas has expanded significantly, with additional capacity planned and currently under construction. The operations of the Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. In December 1993, the Rhode Island Lottery Commission approved the addition of slot machine games on video terminals at Lincoln Greyhound Park and Newport Jai Alai, where poker and blackjack have been offered for over two years. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. On November 17, 1995, a proposal to allow casino gaming in Bridgeport, Connecticut was voted down by that state's Senate. On June 18, 1998, the New York State Senate and

General Assembly failed to enact a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any referendum to authorize such a constitutional amendment until not earlier than November 2001. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In February 1999, the Pennsylvania State General Assembly approved a bill allowing in May 1999 a non-binding public referendum on a variety of legalized gaming issues including riverboats, video poker in taverns and slot machines at racetracks, but the Pennsylvania State Senate failed to enact the General Assembly Bill. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey, Indiana, Illinois or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the Atlantic City Properties.

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

         Operating Licenses. In June 1995, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 1999, renewed Castle Associates' license to operate Trump Marina through May 1999, and renewed Plaza Associates' license to operate Trump Plaza through June 1999. In May 1996, the CCC granted Plaza Associates a license to operate Trump World's Fair through May 1997, and in December 1996, the CCC approved Plaza Associates' application to operate Trump Plaza and Trump World's Fair under one casino license through May 1999. In June 1996, the CCC granted TCS a casino license through July 1997, which license has been renewed annually through July 1999. Timely applications have been filed for renewal of the Plaza Associates, Taj Associates, Castle Associates and TCS casino licenses, and a petition has been filed with the CCC seeking consolidation of the hearings on the casino license renewals. It is anticipated that the CCC will act favorably on the petition seeking consolidation of the license renewal hearings, and extend the casino licenses allowing for a consolidated hearing on the license renewals to be conducted in June 1999.

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

         Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1996, 1997 and 1998, Plaza Associates' gross revenue tax was approximately $29.8 million, $30.1 million and $30.2 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.4 million, $6.0 million and $5.2 million, respectively. For the years ended December 31, 1996, 1997 and 1998, Taj Associates' gross revenue tax was approximately $40.7 million, $41.7 million and $41.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.0 million, $3.9 million and $4.4 million, respectively.

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

         The Plaza Casino Parcel consists of four tracts of land, three of which are currently owned by Plaza Associates and one of which is leased by Plaza Hotel Management Company ("PHMC") to Plaza Associates pursuant to a non-renewable ground lease, which expires on December 31, 2078 (the "PHMC Lease"). The land which is subject to the PHMC Lease is referred to as the "Plaza Leasehold Tract." Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Trump Seashore") had leased to Plaza Associates two of the tracts which are now owned by Plaza Associates. Trump Seashore and Seashore Four are 100% beneficially owned by Trump and are, therefore, affiliates of THCR. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Trump Seashore in September 1996 for $10.1 million and $14.5 million, respectively.

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

         Trump Plaza East. In connection with the Taj Acquisition, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising Trump Plaza East for a purchase price of $28.0 million. During the year ended December 31, 1996, Plaza Associates incurred approximately $1.1 million, in expenses associated with its lease of Trump Plaza East. Plaza Associates currently leases a portion of the land which comprises Trump Plaza East from an unrelated third party.

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

         Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1998, of approximately $1.3 million and is encumbered by the Plaza Mortgages. This facility is currently being utilized by TCS.

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

         Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 1999 unless extended.

         Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet. This warehouse complex is expected to be sold to the CRDA as part of the location of a new neighborhood housing development to be completed as part of the redevelopment of the road corridors and adjoining neighborhoods to the Taj Mahal.

         Taj Associates has entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates uses as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,285.

         Parking. The Taj Mahal provides parking for approximately 6,950 cars of which 6,725 spaces are located in indoor parking garages and 225 surface spaces are located on land purchased from Realty Corp. in connection with the Taj Acquisition. In addition, Taj Associates entered into a lease agreement with South Jersey Transportation Authority for employee parking facilities.

         Themed Restaurants and Retail Shopping. Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") has entered into a fifteen-year lease (the "Hard Rock Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal for a Hard Rock Cafe. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, paid in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, paid in equal monthly installments, for the remaining 5 years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10% of Hard Rock's annual gross sales in excess of $10,000,000. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof and also has the option to extend the term of the lease for an additional five-year period at an annual basic rent of $907,500 during such renewal term. The Hard Rock Cafe opened in November 1996.

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

         Stage Deli of Atlantic City, Inc. ("Stage Deli") has entered into a ten-year and five-month lease commencing July 7, 1997 (the "Stage Deli Lease") with Taj Associates for the lease of space at the Taj Mahal for a Stage Deli of New York restaurant. Stage Deli has an option to renew the Stage Deli Lease for an additional five-year term. Commencing September 1, 1998 the Stage Deli Lease was amended to eliminate the basic rent provisions and provide for monthly percentage rents of 8% or 10% of gross monthly sales based on actual average sales volumes as defined in the Stage Deli Lease.

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

         The Taj Mahal is currently in the process of expanding the retail shopping experience along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet are expected to open in the early spring of 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in another location also adjoining the Taj Mahal's main retail shopping area.

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

         Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR intends to seek review in the State Supreme Court, which heard argument on January 21, 1999.

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

         On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York. The complaint seeks damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contends that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998, the Court denied the Motion to dismiss brought by Trump and THCR.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted by the Registrants to their security holders for a vote during the fourth quarter of 1998.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth certain historical consolidated financial information of Trump AC for each of the five years ended December 31, 1994 through 1998 (see Notes 1 and 2 below).

         All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                     YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                         1994         1995        1996          1997           1998
                                                   ---------    ---------   ----------     ---------     ----------
                                                                      (dollars in thousands)
REVENUES:

    Gaming..................................       $ 261,451    $ 298,073   $  752,228    $  889,116     $  888,518
    Other...................................          66,869       74,182      190,995       231,235        220,725
                                                   ---------    ---------   ----------    ----------     ----------
        Gross revenues......................         328,320      372,255      943,223     1,120,351      1,109,243
    Promotional allowances..................          33,257       45,077      113,743       138,085        130,151
                                                   ---------    ---------   ----------    ----------     ----------

        Net revenues........................         295,063      327,178      829,480       982,266        979,092
                                                   ---------    ---------   ----------    ----------     ----------

COSTS AND EXPENSES:

    Gaming..................................         139,540      164,396      453,841       555,457        545,204
    Other...................................          23,380       21,261       54,613        65,462         66,180
    General and administrative..............          73,075       65,521      147,464       168,143        168,183
    Depreciation and amortization...........          15,653       16,213       60,870        66,018         61,536
    Preopening..............................              --           --        4,145            --             --
                                                   ---------    ---------   ----------    ----------     ----------

        Total costs and expenses............         251,648      267,391      720,933       855,080        841,103
                                                   ---------    ---------   ---------     ---------      ---------

Income from operations......................          43,415       59,787      108,547       127,186        137,989
Interest expense, net.......................        (48,219)     (43,261)    (112,122)     (141,249)      (149,070)
Other non-operating (expense) income (a)....         (4,931)      (5,743)       14,194            --             --
Extraordinary loss(b).......................              --      (9,250)     (59,132)            --             --
Benefit for income taxes....................             865           --           --            --             --
                                                   ---------    ---------   ----------     ---------     ----------

Net income (loss)...........................       $ (8,870)    $   1,533   $ (48,513)    $ (14,063)     $ (11,081)
                                                   ========     =========   ==========    ==========     ==========

BALANCE SHEET DATA (AT END OF PERIOD):
    Cash and cash equivalents...............       $  11,144    $  15,937   $   71,320    $  114,879     $   80,954
    Property and equipment, net.............         298,354      425,262    1,456,267     1,460,050      1,432,965
    Total assets............................         375,643      480,024    1,659,006     1,739,073      1,688,606
    Total long-term debt, net of
        current maturities .................         403,214      332,721    1,207,795     1,300,027      1,299,217
    Total capital (deficit).................       $(63,580)    $ 110,812   $  331,858    $  327,939     $  272,759

------------------

Note 1:   On June 12, 1995, as part of the June 1995 Offerings, THCR issued $140 million of THCR Common Stock and contributed the proceeds from such offering to THCR Holdings, the beneficial owner of 100% of Trump AC, for an approximately 60% general partnership interest in THCR Holdings.

Note 2:  On April 17, 1996, as part of the Taj Acquisition, THCR acquired Taj Associates. In connection with the Taj Acquisition, Taj Associates became a wholly owned subsidiary of Trump AC. Therefore, the financial data as of December 31, 1996, 1997 and 1998 reflect the Taj Acquisition and includes the operations of Taj Associates for the period from the date of acquisition (April 17, 1996) through December 31, 1996.

(a)      Other non-operating expense for the years ended December 31,
            1994 and 1995 includes $4.9 million and $3.7 million, respectively, of real estate taxes and leasing costs associated with Trump Plaza East. Other non-operating expense for the year ended December 31, 1995 also includes $2.0 million in costs associated with Trump World's Fair. Other non-operating income for the year ended December 31, 1996 includes $15.0 million license fee revenue.

(b)      The extraordinary loss of $9.25 million for the year ended
            December 31, 1995 relates to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write-off of related unamortized deferred financing costs. The extraordinary loss for the year ended December 31, 1996 of $59.1 million relates to the redemption of the Plaza Notes and the Plaza PIK Note Warrants and the write-off of unamortized deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

         Cash flows from operating activities are Trump AC's principal source of liquidity. Trump AC expects to have sufficient liquidity to meet its obligations. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods when necessary.

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

         Capital expenditures for Trump AC were $54.8 million and $20.9 million for the years ended December 31, 1997 and 1998, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $13.3 million and $12.0 million for the years ended December 31, 1997 and 1998, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Donald
J. Trump, one of the parcels of land underlying Trump Plaza's main tower, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. The purchase price and associated closing costs were $10.1 million. In 1996 and 1997 Plaza Associates purchased related property for $24.6 million with capital contributed by THCR Holdings. This amount which was originally recorded as contributed capital was reclassified as "Advances to Affiliates" during the second quarter of 1998. Also, in April and May of 1996 THCR Holdings contributed $19.5 million of capital to Plaza Associates for improvements related to Trump World's Fair. This amount, which was originally recorded as contributed capital, was reclassified as "Advances to Affiliates" in October 1998.

         Capital expenditures attributable to the Taj Mahal were $40.8 million and $8.5 million for the years ended December 31, 1997 and 1998, respectively. Capital expenditures for improvements to existing facilities were approximately $7.6 million and $8.5 million for the years ended December 31, 1997 and 1998, respectively. Capital expenditures attributable to the expansion of the facility were approximately $33.2 million for the year ended December 31, 1997.

         The expansion at the Taj Mahal (the "Taj Mahal Expansion") consisted of the construction of a new 14-bay bus terminal which was completed in December 1996, a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximate 7,000 square foot casino expansion with 260 slot machines which was completed in July 1997. The total costs of the Taj Mahal Expansion including amounts expended in 1996 and 1997 were approximately $43.5 million and have been funded principally out of cash from operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

         The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates its results of operations are not discussed below. Taj Associates was acquired on April 17, 1996.

         The following tables include selected data of Plaza Associates and Taj Associates (since date of acquisition) for the years ended December 31, 1996 and 1997:

                                                                        YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                               1996         1997          1996           1997          1996         1997
                                              PLAZA        PLAZA           TAJ            TAJ          TOTAL        TOTAL
                                            ASSOCIATES   ASSOCIATES   ASSOCIATES(1)    ASSOCIATES     TRUMP AC     TRUMP AC
                                           ----------------------------------------------------------------------------------
                                                                             (IN MILLIONS)
Revenues:
    Gaming.............................      $ 368.9       $ 370.7      $   383.3       $  518.4     $  752.2      $   889.1
    Other..............................        105.7         108.0           85.3          123.2        191.0          231.2
                                              ------       -------        -------        -------      -------       --------
    Gross Revenues.....................        474.6         478.7          468.6          641.6        943.2        1,120.3
    Less: Promotional Allowances.......         65.6          64.4           48.1           73.7        113.7          138.1
                                              ------       -------        -------        -------      -------       --------

    Net Revenues.......................        409.0         414.3          420.5          567.9        829.5          982.2
                                              ------       -------        -------        -------      -------       --------
Costs & Expenses:

    Gaming.............................        223.9         233.8          230.0          321.6        453.9          555.5
    Pre-opening........................          4.1            --             --             --          4.1             --
    General & Administrative...........         83.3          80.2           64.2           88.0        147.5          168.1
    Depreciation & Amortization........         23.0          24.4           37.8           41.4         60.9           66.0
    Other..............................         28.4          32.0           26.2           33.5         54.6           65.5
                                              ------       -------        -------        -------      -------       --------
    Total Costs and Expenses...........        362.7         370.4          358.2          484.5        721.0          855.1
                                              ------       -------        -------        -------      -------       --------

Income from Operations.................         46.3          43.9           62.3           83.4        108.5          127.1
                                              ------       -------        -------        -------      -------       --------

    Non-Operating Income...............          4.9            .6           10.7            1.1         16.6            2.9
    Interest Expense...................        (47.1)        (48.6)         (67.4)         (94.7)      (114.5)        (144.1)
                                              ------       -------        -------        -------      -------       --------

    Total Non-Operating Expense........        (42.2)        (48.0)         (56.7)         (93.6)       (97.9)        (141.2)
                                              ------       -------        -------        -------      -------       --------

    Income (loss) before extraordinary
    loss...............................          4.1         (4.1)            5.6          (10.2)        10.6          (14.1)
    Extraordinary Loss.................        (59.1)           --            --             --        (59.1)             --
                                               ------       ------         -------        -------      -------       --------

    Net (Loss) Income..................       $(55.0)      $ (4.1)        $   5.6        $ (10.2)     $ (48.5)      $  (14.1)
                                              ======       =======        =======        =======      =======       ========


                                                                        YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------------------
                                               1996         1997          1996           1997         1996         1997
                                              PLAZA        PLAZA           TAJ            TAJ         TOTAL        TOTAL
                                            ASSOCIATES   ASSOCIATES   ASSOCIATES(1)   ASSOCIATES     TRUMP AC     TRUMP AC
                                           ----------------------------------------------------------------------------------
                                                                             (IN MILLIONS)

Table Game Revenues....................      $  104.1     $   96.4     $  161.9        $   202.7     $  266.0     $  299.1
Incr (Decr) over Prior Period..........                   $  (7.7)                     $    40.8                  $   33.1
Table Game Drop........................      $  686.9     $  654.4     $  942.5        $ 1,279.1     $1,629.4     $1,933.5
Incr (Decr) over Prior Period..........                   $ (32.5)                     $   336.6                  $  304.1
Table Win Percentage...................         15.2%        14.7%        17.2%            15.9%        16.3%        15.5%
Incr (Decr) over Prior Period..........                    (.5)pts                      (1.3)pts                   (.8)pts
Number of Table Games..................           127          117          167              155          294          272
Incr (Decr) over Prior Period..........                       (10)                          (12)                      (22)

Slot Revenues..........................      $  264.8     $  274.3     $  206.2        $   297.4     $  471.0     $  571.7
Incr (Decr) over Prior Period..........                   $    9.5                     $    91.2                  $  100.7
Slot Handle............................      $3,179.8     $3,381.1     $2,510.3        $ 3,583.7     $5,690.1     $6,964.8
Incr (Decr) over Prior Period..........                   $  201.3                     $ 1,073.4                  $1,274.7
Slot Win Percentage....................          8.3%         8.1%         8.2%             8.3%         8.3%         8.2%
Incr (Decr) over Prior Period..........                    (.2)pts                         .1pts                   (.1)pts
Number of Slot Machines................         3,629        4,083        3,799            4,136        7,428        8,219
Incr (Decr) over Prior Period..........                        454                           337                       791

Poker Revenues.........................            --           --     $   13.1        $    16.0     $   13.1     $   16.0
Incr (Decr) over Prior Period..........                         --                          $2.9                      $2.9
Number of Poker Tables.................            --           --           64               63           64           63
Incr (Decr) over Prior Period..........                         --                           (1)                       (1)

Other Gaming Revenues..................            --           --     $    2.1        $     2.3     $    2.1     $    2.3
Incr (Decr) over Prior Period..........                         --                     $     0.2                  $    0.2

Total Gaming Revenues..................      $  368.9     $  370.7     $  383.3        $   518.4     $  752.2     $  889.1
Incr (Decr) over Prior Period..........                   $    1.8                     $   135.1                  $  136.9

Number of Guest Rooms..................         1,180        1,404        1,250            1,250        2,430        2,654
Occupancy Rate.........................         89.9%        87.4%        93.2%            91.7%        91.3%        89.4%
Average Daily Rate (Room Revenue)......      $  93.44     $  81.68     $ 106.26        $  107.72     $  99.04     $  94.26

-----------
(1) Since date of acquisition April 17, 1996.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

         The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates its results of operations are not discussed below.

         The following table includes selected data of Plaza Associates and Taj Associates for the years ended December 31, 1997 and 1998:

                                                                       YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                               1997         1998          1997          1998         1997         1998
                                              PLAZA        PLAZA          TAJ           TAJ         TOTAL         TOTAL
                                            ASSOCIATES   ASSOCIATES    ASSOCIATES    ASSOCIATES    TRUMP AC     TRUMP AC
                                           ---------------------------------------------------------------------------------
                                                                            (in millions)
Revenues:
    Gaming..........................        $ 370.7      $ 374.5       $  518.4      $  514.0       $  889.1      $  888.5
    Other...........................          108.0        101.6          123.2         119.1          231.2         220.7
                                            -------      -------       --------      --------       --------      --------
    Gross Revenues..................          478.7        476.1          641.6         633.1        1,120.3       1,109.2
    Less: Promotional Allowances....           64.4         63.4           73.7          66.7          138.1         130.1
                                            -------      -------       --------      --------       --------      --------

    Net Revenues....................          414.3        412.7          567.9         566.4          982.2         979.1
                                            -------      -------       --------      --------       --------      --------

Costs & Expenses:
    Gaming..........................          233.8        228.8          321.6         316.4          555.5         545.2
    General & Administrative........           80.2         79.1           88.0          89.2          168.1         168.2
    Depreciation & Amortization.....           24.4         24.7           41.4          36.4           66.0          61.5
    Other...........................           32.0         32.4           33.5          33.8           65.5          66.2
                                            -------      -------       --------      --------       --------      --------
    Total Costs and Expenses........          370.4        365.0          484.5         475.8          855.1         841.1
                                            -------      -------       --------      --------       --------      --------

Income from Operations..............           43.9         47.7           83.4          90.6          127.1         138.0
                                            -------      -------       --------      --------       --------      --------

    Non-Operating Income............             .6          1.4            1.1           2.4            2.9           5.5
    Interest Expense................          (48.6)       (47.7)         (94.7)        (94.1)        (144.1)       (154.6)
                                            -------      -------       --------      --------       --------      --------

    Total Non-Operating Expense.....          (48.0)       (46.3)         (93.6)        (91.7)        (141.2)       (149.1)
                                            -------      -------       --------      --------       --------      --------
    Net Income/(loss)...............        $  (4.1)     $   1.4       $  (10.2)     $   (1.1)      $  (14.1)     $  (11.1)
                                            =======      =======       ========      =========      ========      ========

                                                                       YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------------------------------------
                                               1997         1998          1997          1998         1997         1998
                                              PLAZA        PLAZA          TAJ           TAJ         TOTAL         TOTAL
                                            ASSOCIATES   ASSOCIATES    ASSOCIATES    ASSOCIATES    TRUMP AC     TRUMP AC
                                           ---------------------------------------------------------------------------------
                                                                            (in millions)
Table Game Revenues....................      $    96.4    $   102.4    $   202.7      $   198.6    $   299.1    $   301.0
Incr (Decr) over Prior Period..........                   $     6.0                   $   (4.1)                 $     1.9
Table Game Drop........................      $   654.4    $   643.0    $ 1,279.1      $ 1,204.8    $ 1,933.5    $ 1,847.8
Incr (Decr) over Prior Period..........                   $  (11.4)                   $  (74.3)                 $  (85.7)
Table Win Percentage...................          14.7%        15.9%        15.9%          16.5%        15.5%        16.3%
Incr (Decr) over Prior Period..........                      1.2pts                      0.6pts                    0.8pts
Number of Table Games..................            117          108          155            147          272          255
Incr (Decr) over Prior Period..........                         (9)                         (8)                      (17)

Slot Revenues..........................      $   274.3    $   272.1    $   297.4      $   295.0    $   571.7    $   567.1
Incr (Decr) over Prior Period..........                   $   (2.2)                   $   (2.4)                 $   (4.6)
Slot Handle............................      $ 3,381.1    $ 3,366.8    $ 3,583.7      $ 3,623.7    $ 6,964.8    $ 6,990.5
Incr (Decr) over Prior Period..........                   $  (14.3)                   $    40.0                 $    25.7
Slot Win Percentage....................           8.1%         8.1%         8.3%           8.1%         8.2%         8.1%
Incr (Decr) over Prior Period..........                        0pts                    (0.2)pts                  (0.1)pts
Number of Slot Machines................          4,083        4,144        4,136          4,152        8,219        8,296
Incr (Decr) over Prior Period..........                          61                          16                        77

Poker Revenues.........................             --           --    $    16.0      $    17.6    $    16.0    $    17.6
Incr (Decr) over Prior Period..........                                               $     1.6                 $     1.6
Number of Poker Tables.................             --           --           63             64           63           64
Incr (Decr) over Prior Period..........                                                       1                         1

Other Gaming Revenues..................             --           --    $     2.3      $     2.8    $     2.3    $     2.8
Incr (Decr) over Prior Period..........                                               $     0.5                 $     0.5

Total Gaming Revenues..................      $   370.7    $   374.5    $   518.4      $   514.0    $   889.1    $   888.5
Incr (Decr) over Prior Period..........                        $3.8                   $   (4.4)                 $   (0.6)

Number of Guest Rooms..................          1,404        1,404        1,250          1,250        2,654        2,654
Occupancy Rate.........................          87.4%        86.4%        91.7%          92.0%        89.4%        89.0%
Average Daily Rate (Room Revenue)......      $   81.68    $   79.78    $  107.72      $   99.50    $   94.26    $   89.38

------------

         Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to Taj Associates' first quarter results in 1997 which included an unusual approximately $8 million dollar table game win from one premium player, a decline in high-end international table game players due to Asian economic conditions and the decline in slot revenues at both the Taj Mahal and Trump Plaza as the result of an increased competitive marketplace. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.0% and 15.3% for the years ended December 31, 1997 and 1998, respectively. The year over year decrease in slot revenues at both the Taj Mahal and Trump Plaza was primarily due to increased competitiveness in the marketplace.

         Gaming costs and expenses decreased $10.3 million or 1.9% from the comparable period in 1997. This decrease primarily represents marketing and promotional costs.

         During 1998, self-insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. Trump AC also retained an outside consultant to comprehensively review certain claims and to assist Trump AC in establishing the estimated reserves at December 31, 1998.

         During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements, furniture and fixtures which were acquired in 1996. Buildings and building improvements were re-evaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the years ended December 31, 1997 and 1998, the net effect of applying these new lives was to increase net income by $6.0 million and $7.7 million, respectively.

YEAR 2000

         Trump AC has assessed the Year 2000 issue and has begun implementing a plan to insure its systems are year 2000 compliant. Analysis has been made of Trump AC's various customer support and internal administration system with appropriate modifications having been made or underway. Testing the modifications is expected to be completed during 1999. Trump AC is approximately 80% complete in its modifications.

         Trump AC believes that the issues for concern are predominantly software related versus hardware related. Further, Trump AC relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and Trump AC is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to insure year 2000 compliance. The cost of addressing the year 2000 issue is not expected to be material as modifications are being made with existing systems personnel and no significant expectations for new hardware or software are expected. Any additional costs will be funded out of operations. However, Trump AC will continually be assessing the situation and considering whether a contingency plan is necessary as the millennium approaches.

         This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

         If Trump AC did not assess the year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since Trump AC expects to be fully year 2000 compliant, it does not feel that a contingency plan is necessary at this time.

IMPACT OF NEW ACCOUNTING STANDARDS

         Trump AC has assessed the impact of newly issued accounting standards expected to go into effect during 1999 in accordance with Staff Accounting Bulletin No. 74 and, where applicable, disclosures have been provided in the financial statements. Additionally, Trump AC has also reviewed the impact of accounting standards which went into effect during 1998 and, where applicable, Trump AC has provided the required disclosures.

SEASONALITY

         The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, Trump AC's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

INFLATION

         There was no significant impact on operations as a result of inflation during 1996, 1997 or 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Management has reviewed the disclosure requirements for Item 7A and, based upon Trump AC, Trump AC Funding, Funding II and Funding III's current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, Trump AC, Trump AC Funding, Funding II and Funding III will periodically review its compliance with this disclosure requirement to the extent applicable.

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

         Donald J. Trump--Trump, 52 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump AC Holding since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump Marina, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Castle Funding, and served as President and Treasurer of Castle Funding until April 1998. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

         Nicholas L. Ribis--Mr. Ribis, 54 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of Castle Associates since March 1991 and President of Castle Associates until April 1998; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively, until April 1998. Mr. Ribis is now a director of TCHI. Since April 1998, Mr. Ribis has served as President and Chief Executive Officer of TCHI and Castle Funding. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

         Robert M. Pickus--Mr. Pickus, 44 years old, has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Castle Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998, Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception and its President since November 1998. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

         R. Bruce McKee--Mr. McKee, 53 years old, has served as general manager of Trump Kansas City LLC since January 1999, served as the Senior Vice President of Corporate Finance of THCR, Trump AC Funding and TACC from June 1997 until September 1998. Mr. McKee served as Chief Financial Officer of THCR from June 1997 until September 1998. Mr. McKee has served as the Senior Vice President of Corporate Finance of Funding II and Funding III since December 1997. Mr. McKee served as President and Chief Operating Officer of Castle Associates from October 1996 until June 1997. Mr. McKee was acting Chief Operating Officer of Taj Associates from October 1995 through October 1996, Senior Vice President, Finance of Taj Associates from July 1993 through October 1996 and Vice President, Finance of Taj Associates from September 1990 through June 1993.

Mr. McKee has been the Assistant Treasurer of THCR/LP, Realty Corp. and TCI since September 1991. Mr. McKee served as the Assistant Treasurer of THCR Holding Corp. from September 1991 until February 1998. Previously, Mr. McKee was Vice President of Finance of Elsinore Shore Associates, the owner and operator of the Atlantis Casino Hotel Atlantic City, from April 1984 to September 1990 and Treasurer of Elsinore Finance Corp., Elsinore of Atlantic City and Elsub Corp. from June 1986 to September 1990. The Atlantis Casino Hotel now constitutes the portion of Trump Plaza known as Trump World's Fair.

         Francis X. McCarthy, Jr.--Mr. McCarthy, 46 years old, has served as Executive Vice President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has been the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998. Mr. McCarthy has been the Executive Vice President of Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

         John P. Burke--Mr. Burke, 51 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings and THCR Funding since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, Assistant Treasurer of TCHI since April 1998, Treasurer of Castle Funding since April 1998, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

         Wallace B. Askins--Mr. Askins, 68 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

         Don M. Thomas--Mr. Thomas, 68 years old, has been a director of THCR and THCR Funding since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

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

         Barry J. Cregan--Mr. Cregan, 44 years old, had been Chief Operating Officer of Plaza Associates since September 19, 1994 and President since March 1995. Mr. Cregan's employment was terminated in September 1998. Mr. Cregan was Vice President of Trump AC Holding from February 1995 through September 1998. Prior to accepting these positions at Trump Plaza, Mr. Cregan was President of The Plaza Hotel in New York for approximately three years. Prior to joining The Plaza Hotel, he was Vice President of Hotel Operations at Trump Marina. In addition, Mr. Cregan has worked for Hilton and Hyatt in executive capacities as well as working in Las Vegas and Atlantic City in executive capacities.

         Fred A. Buro--Mr. Buro, 42 years old, has been General Manager of Plaza Associates since September 1998. Mr. Buro served as Executive Vice President of Marketing of Plaza Associates from May 1994 to September 1998. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

         Robert Schaffhauser--Mr. Schaffhauser, 52 years old, is a Certified Public Accountant, and has been Executive Vice President of Finance of Plaza Associates since September 1998. Mr. Schaffhauser served in a similar capacity at Trump Marina from January of 1994 through October of 1996. From November of 1996 through August of 1998, Mr. Schaffhauser was associated with THCR as a consultant. Mr. Schaffhauser also served as the Senior Vice President of Finance and Administration for Greate Bay Hotel and Casino Corporation from 1989 through 1992.

         James A. Rigot--Mr. Rigot, 47 years old, had been Executive Vice President of Casino Operations of Plaza Associates since November 1994. Mr. Rigot's employment was terminated in January 1999. Mr. Rigot served as Vice President of Casino Operations of Tropicana Casino and Entertainment Resort from July 1989 through November 1994. From January 1989 through July 1989, Mr. Rigot was Assistant Casino Manager of Resorts Casino Hotel.

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

         Rodolfo E. Prieto--Mr. Prieto, 55 years old, has been Chief Operating Officer of Taj Associates since October 1996. Mr. Prieto has been Vice President of Trump AC Holding since February 1998. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995 and Executive Vice President and Assistant General Manager for the Tropicana Resort and Casino from September 1986 to November 1994.

         Larry W. Clark--Mr. Clark, 54 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from May 1991 to

November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

         Walter Kohlross--Mr. Kohlross, 57 years old, has been Senior Vice President, Food & Beverage of Taj Associates since June 1992, Vice President International Marketing of Taj Associates from June 1993 through October 1995, Vice President, Hotel Operations of Taj Associates from June 1991 to June 1992, and was Vice President, Food & Beverage of Taj Associates from 1988 to June 1991. Prior to joining Taj Associates, Mr. Kohlross was food and beverage director of Resorts International from 1985 to 1988.

         Nicholas J. Niglio--Mr. Niglio, 52 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

         Patrick J. O'Malley--Mr. O'Malley, 44 years old, has been the Executive Vice President of Finance of Taj Associates since October 1996. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City. Prior to joining The Plaza Hotel in New York City, from 1986 to 1989, Mr. O'Malley was a Regional Financial Controller for the Four Seasons Hotel and Resorts, Ltd. From 1979 to 1986, Mr. O'Malley worked in the Middle East and Europe as Hotel Controller for Marriott International Hotels.

         Loretta I. Viscount--Ms. Viscount, 39 years old, has been Assistant Secretary of Trump AC Holding since February 1998, Vice President of Legal Affairs of Taj Associates since January 1997, Executive Director of Legal Affairs for Taj Associates from May 1996 to January 1997; and Executive Director of Legal Affairs for Castle Associates from September 1987 to May 1996. Prior to that, Ms. Viscount served as in-house counsel to the Claridge Hotel and Casino and had been engaged in the private practice of law since 1982.

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

         Joseph A. Fusco--Mr. Fusco, 54 years old, has been Executive Vice President for Government Relations & Regulatory Affairs of THCR since June 1996 and of TCS since July 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

         Kevin S. Smith--Mr. Smith, 42 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

         All of the persons listed above are citizens of the United States and are licensed by the CCC.

ITEM 11. EXECUTIVE COMPENSATION

         Plaza Associates and Taj Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

         The following table sets forth compensation paid or accrued during the years ended December 31, 1998, 1997 and 1996 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Plaza Associates and Taj Associates, each of the four most highly compensated executive officers of Plaza Associates and Taj Associates whose salary and bonuses exceeded $100,000 for the year ended December 31, 1998.

                                            SUMMARY COMPENSATION TABLE

                     NAME AND                          YEAR           SALARY            BONUS       OTHER ANNUAL      ALL OTHER
                PRINCIPAL POSITION                     ----           ------            -----      COMPENSATION(1)   COMPENSATION
               --------------------                                    ANNUAL COMPENSATION         ---------------   ------------
                                                                       -------------------
Donald J. Trump..................................      1998         $        --       $      --             --        $       --
Chairman of the Board, President & Treasurer of        1997                  --              --             --                --
Trump AC Holding                                       1996                  --              --             --         1,031,000(2)
Nicholas L. Ribis................................      1998         $ 1,103,988       $      --        $    --        $    2,640(3)
Chief Executive Officer of Plaza Associates and        1997           1,098,076              --             --             2,613(3)
Taj Associates                                         1996             998,250              --             --             1,188(3)
Barry J. Cregan(4)...............................      1998         $   654,363       $      --        $    --        $    2,088(3)
Former President and Chief Operating Officer of        1997             766,632              --             --             4,000(3)
Plaza Associates                                       1996             744,813          28,500             --             4,737(3)
Rudolfo Prieto...................................      1998         $   589,612       $ 100,000        $    --        $    4,800(3)
President and Chief Operating Officer of Taj           1997             459,116              --             --             4,000(3)
Associates                                             1996             316,106              --             --             3,800(3)
Larry Clark......................................      1998         $   370,493       $ 125,000        $    --        $    4,800(3)
Executive V.P. Casino Operations of Taj Associates     1997             340,538         235,476             --             4,000(3)
                                                       1996             309,400         109,700             --             3,800(3)
Nicholas L. Niglio...............................      1998         $   365,744       $ 178,058        $    --        $    4,800(3)
Senior V.P. Casino Marketing of Taj Associates         1997             332,515         287,563             --             4,000(3)
                                                       1996             278,984         186,916             --             3,800(3)
Fred A. Buro.....................................      1998         $   339,852       $      --        $    --        $    4,310(3)
General Manager of Plaza Associates                    1997             294,586              --             --             3,958(3)
                                                       1996             233,887          32,000             --             3,958(3)

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

(2) The amounts listed represent (i) amounts paid by Plaza Associates to Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, for services provided under a services agreement (the "TPM Services Agreement") and (ii) amounts paid pursuant to the Taj Services Agreement. In addition, Trump was reimbursed $483,000 in 1996, for expenses incurred pursuant to the TPM Services Agreement and the Taj Services Agreement. The TPM Services Agreement and the Taj Services Agreement both expired in 1996. Trump is not an employee of Plaza Associates or Taj Associates.

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

(4) Mr. Cregan terminated his employment in September 1998.

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

         Plaza Associates had an employment agreement with Barry J. Cregan (the "Cregan Agreement") pursuant to which Mr. Cregan acted as President and Chief Operating Officer of Plaza Associates. The Cregan Agreement, which expired on December 31, 1997, provided for an annual base salary of $750,000. Pursuant to the Cregan Agreement, Mr. Cregan devoted all of his professional time to Plaza Associates. Subsequent to the expiration of the Cregan Agreement, Mr. Cregan continued to act as President and Chief Operating Officer of Plaza Associates until his employment was terminated in September 1998.

         Plaza Associates had an employment agreement with James A. Rigot (the "Rigot Agreement") pursuant to which Mr. Rigot acted as Executive Vice President of Casino Operations of Plaza Associates. The Rigot Agreement provided for an annual base salary of $300,000. Pursuant to the Rigot Agreement, Mr. Rigot devoted all of his professional time to Plaza Associates. Mr. Rigot terminated his employment in January 1999.

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

         Certain Related Party Transactions--Taj Associates. Taj Associates has a lease with Trump-Equitable Company, for the lease of office space in The Trump Tower in New York City, which Taj Associates uses as a marketing office. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,285.

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

         Taj Associates and Trump were parties to the Taj Services Agreement, which became effective in April 1991, and which provided that Trump would render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates through December 31, 1999. In consideration for the services to be rendered, Taj Associates paid an annual fee (the "Annual Fee") equal to 1% of Taj Associates' earnings before interest, taxes and depreciation less capital expenditures for such year, with a minimum base fee of $500,000 per annum. During the period from January 1, 1996 to April 17, 1996, Trump earned approximately $0.4 million in respect of the Annual Fee, including amounts paid to a third party pursuant to an assignment agreement. In addition, during the period from January 1, 1996 to April 17, 1996, Taj Associates reimbursed Trump $148,000, for expenses pursuant to the Taj Services Agreement. Taj Associates agreed to indemnify Trump from and against any licensing fees arising out of his performance of the Taj Services Agreement, and against any liability arising out of his performance of the Taj Services Agreement, other than that due to his gross negligence or willful misconduct. The Taj Services Agreement was terminated upon consummation of the Taj Acquisition on April 17, 1996.

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

         John Barry, Trump's brother-in-law, is a partner of Tompkins, McGuire, Wachenfeld & Barry, a New Jersey law firm which provides, from time to time, legal services to Plaza Associates and Taj Associates.

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

         Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation--Compensation Committee Interlocks and Insider
Participation--Certain Related Party Transactions--Plaza Associates," "--Taj Associates" and "--Other Relationships."

         Plaza Associates and Taj Associates have joint insurance coverage with Castle Associates and other entities affiliated with Trump, for which the annual premiums paid by Plaza Associates and Taj Associates were approximately $3.9 million for the year ended December 31, 1998.

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

          (b) REPORTS ON FORM 8-K.

         The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1998.

          (c) EXHIBITS.

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

4.33(27) Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, L.L.C., Trump Communications, L.L.C., Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank National Association, as trustee.

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

10.75        Intentionally omitted.

21           List of Subsidiaries of the Registrants.

27.1         Financial Data Schedule of Trump Atlantic City Associates

27.2         Financial Data Schedule for Trump Atlantic City Funding, Inc.

27.3         Financial Data Schedule for Trump Atlantic City Funding II, Inc.

27.4         Financial Data Schedule for Trump Atlantic City Funding III, Inc.
-----------

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

(27) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. for the year ended December 31, 1997.

             (d) Financial Statement Schedules.

         See "Financial Statements and Supplementary Date--Index to Financial Statements and Financial Statement Schedule" for a list of the financial statement schedule included in this Annual Report.

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

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

                                          TRUMP ATLANTIC CITY ASSOCIATES
                                          By: Trump Atlantic City Holding, Inc.,
                                          its general partner

                                          /s/ NICHOLAS L. RIBIS
                                          --------------------------------------
                                          By: Nicholas L. Ribis
                                          Title: President
                                          Date: March 30, 1999


                                          TRUMP ATLANTIC CITY FUNDING, INC.

                                          /s/ NICHOLAS L. RIBIS
                                          --------------------------------------
                                          By: Nicholas L. Ribis
                                          Title: Chief Executive Officer and
                                                  President
                                          Date: March 30, 1999


                                          TRUMP ATLANTIC CiTY FUNDING II, INC.

                                          /s/ NICHOLAS L. RIBIS
                                          --------------------------------------
                                          By: Nicholas L. Ribis
                                          Title: Chief Executive Officer and
                                                  President
                                          Date: March 30, 1999


                                           TRUMP ATLANTIC CITY FUNDING III, INC.

                                           /s/ NICHOLAS L. RIBIS
                                           -------------------------------------
                                           By: Nicholas L. Ribis
                                           Title: Chief Executive Officer and
                                                   President
                                           Date: March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY ASSOCIATES

By:  Trump Atlantic City Holding, Inc.,
     its general partner


                      SIGNATURES                                TITLE                       DATE
                      ----------                                -----                       ----
By:             /s/ DONALD J. TRUMP                    Chairman of the Board of          March 30, 1999
   ----------------------------------------------       Directors (principal
                   Donald J. Trump                      executive officer)


By:          /s/ FRANCIS X. MCCARTHY, JR.              Chief Financial Officer           March 30, 1999
   ----------------------------------------------       (principal financial and
               Francis X. McCarthy, Jr.                 accounting officer)


By:              /s/ NICHOLAS L. RIBIS                 Director                          March 30, 1999
   ----------------------------------------------
                  Nicholas L. Ribis

By:              /s/ WALLACE B. ASKINS                 Director                          March 30, 1999
   ----------------------------------------------
                  Wallace B. Askins

By:                /s/ DON M. THOMAS                   Director                          March 30, 1999
   ----------------------------------------------
                    Don M. Thomas

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 TRUMP ATLANTIC CITY FUNDING, INC.


                      SIGNATURES                                   TITLE                         DATE
                      ----------                                   -----                         -----
By:               /s/ DONALD J. TRUMP                  Chairman of the Board of         March 30, 1999
   ----------------------------------------------       Directors (principal
                   Donald J. Trump                      executive officer)


By:          /s/ FRANCIS X. MCCARTHY, JR.              Chief Financial Officer          March 30, 1999
   ----------------------------------------------       (principal financial and
               Francis X. McCarthy, Jr.                 accounting officer)


By:              /s/ NICHOLAS L. RIBIS                 Director                         March 30, 1999
   ----------------------------------------------
                  Nicholas L. Ribis

By:              /s/ WALLACE B. ASKINS                 Director                         March 30, 1999
   ----------------------------------------------
                  Wallace B. Askins

By:                /s/ DON M. THOMAS                   Director                         March 30, 1999
   ----------------------------------------------
                    Don M. Thomas

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING II, INC.

                      SIGNATURES                                  TITLE                          DATE
                      ----------                                  -----                          ----
By:               /s/ DONALD J. TRUMP                  Chairman of the Board of               March 30, 1999
   ----------------------------------------------       Directors (principal
                   Donald J. Trump                      executive officer)


By:          /s/ FRANCIS X. MCCARTHY, JR.              Chief Financial Officer                March 30, 1999
   ----------------------------------------------       (principal financial and
               Francis X. McCarthy, Jr.                 accounting officer)


By:              /s/ NICHOLAS L. RIBIS                 Director                               March 30, 1999
   ----------------------------------------------
                  Nicholas L. Ribis

By:              /s/ WALLACE B. ASKINS                 Director                               March 30, 1999
   ----------------------------------------------
                  Wallace B. Askins

By:                /s/ DON M. THOMAS                   Director                               March 30, 1999
   ----------------------------------------------
                    Don M. Thomas

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

 TRUMP ATLANTIC CITY FUNDING III, INC.


                      SIGNATURES                              TITLE                             DATE
                      ----------                              -----                             ----
By:               /s/ DONALD J. TRUMP                  Chairman of the Board of            March 30, 1999
   ----------------------------------------------       Directors (principal
                   Donald J. Trump                      executive officer)


By:          /s/ FRANCIS X. MCCARTHY, JR.              Chief Financial Officer             March 30, 1999
   ----------------------------------------------       (principal financial and
               Francis X. McCarthy, Jr.                 accounting officer)


By:              /s/ NICHOLAS L. RIBIS                 Director                            March 30, 1999
   ----------------------------------------------
                  Nicholas L. Ribis

By:              /s/ WALLACE B. ASKINS                 Director                            March 30, 1999
   ----------------------------------------------
                  Wallace B. Askins

By:                /s/ DON M. THOMAS                   Director                            March 30, 1999
   ----------------------------------------------
                    Don M. Thomas


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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                  PAGE
                                                                                                  ----
Trump Atlantic City Associates and Subsidiaries
    Report of Independent Public Accountants.................................................      F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998.................................      F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1997
    and 1998.................................................................................      F-4
Consolidated Statements of Capital for the years ended December 31, 1996, 1997 and
    1998.....................................................................................      F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997
    and 1998.................................................................................      F-6
Notes to Consolidated Financial Statements...................................................      F-8
Financial Statement Schedule
    Report of Independent Public Accountants.................................................      S-1
    Schedule II--Valuation and Qualifying Accounts for the Years Ended December 31,
       1996, 1997 and 1998...................................................................      S-2


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates (a New Jersey general partnership) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Trump Atlantic City Associates and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 1999

                                      TRUMP ATLANTIC CITY ASSOCIATES
                                             AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                        DECEMBER 31, 1997 AND 1998
                                              (IN THOUSANDS)

                                                                                       1997             1998
                                                                                    -----------      -----------
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................    $   114,879     $    80,954
  Trade receivables, net of allowances for doubtful accounts
      of $17,095 and $25,701, respectively (Note 2).............................         47,417          50,796
  Accounts receivable, other (Note 5)...........................................          9,061           9,990
  Inventories...................................................................          9,880           9,183
  Prepaid expenses and other current assets.....................................          7,319           7,438
  Due from affiliates, net (Note 7).............................................         21,880          35,031
                                                                                   ------------     -----------
      Total current assets......................................................        210,436         193,392
                                                                                   ------------     -----------
PROPERTY AND EQUIPMENT (Notes 2, 5 and 7):
  Land and land improvements....................................................        171,364         172,433
  Buildings and building improvements...........................................      1,334,794       1,343,324
  Furniture, fixtures and equipment.............................................        217,623         229,927
  Leasehold improvements........................................................          2,404           2,404
  Construction in progress......................................................          1,404          13,382
                                                                                   ------------     -----------
                                                                                      1,727,589       1,761,470
  Less--Accumulated depreciation and amortization...............................       (267,539)       (328,505)
                                                                                   ------------     -----------
    Net property and equipment..................................................      1,460,050       1,432,965
                                                                                   ------------     -----------
OTHER ASSETS:
   Deferred bond issuance costs, net of accumulated amortization of $11,613 and
        $18,206, respectively (Note 3)..........................................          36,842          30,644
   Other assets.................................................................          31,745          31,605
                                                                                    ------------     -----------
      Total other assets........................................................          68,587          62,249
                                                                                    ------------     -----------
      Total assets..............................................................    $  1,739,073     $ 1,688,606
                                                                                    ============     ===========
                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
   Current maturities of long-term debt (Note 3)................................    $      6,964     $     3,482
   Accounts payable.............................................................          23,392          32,632
   Accrued payroll..............................................................          17,759          18,842
   Self-insurance reserves (Note 5).............................................          10,508           8,470
   Accrued interest payable (Note 3)............................................          23,850          24,375
   Other accrued expenses.......................................................          14,908          14,439
   Other current liabilities....................................................           6,911           8,833
                                                                                     -----------     -----------
      Total current liabilities.................................................         104,292         111,073
                                                                                     -----------     -----------
NON-CURRENT LIABILITIES:
   Long-term debt, net of current maturities (Note 3)...........................       1,300,027       1,299,217
   Other long-term liabilities..................................................           6,815           5,557
                                                                                     -----------     -----------
      Total non-current liabilities.............................................       1,306,842       1,304,774
                                                                                     -----------    ------------
      Total liabilities.........................................................       1,411,134       1,415,847
                                                                                     -----------    ------------
COMMITMENTS AND CONTINGENCIES (Note 5):
CAPITAL:
   Partners' capital............................................................         373,790         329,691
   Accumulated deficit..........................................................         (45,851)        (56,932)
                                                                                     -----------     -----------
      Total capital.............................................................         327,939         272,759
                                                                                     -----------     -----------
      Total liabilities and capital.............................................      $1,739,073      $1,688,606
                                                                                     ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                       TRUMP ATLANTIC CITY ASSOCIATES
                                              AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                               (IN THOUSANDS)

                                                                      1996             1997             1998
                                                                  ------------      ------------     ----------
REVENUES:
Gaming........................................................    $ 752,228         $  889,116        $   888,518
Rooms.........................................................       68,214             81,619             77,060
Food and beverage.............................................       98,635            114,597            110,932
Other.........................................................       24,146             35,019             32,733
                                                                  ---------         ----------        -----------
    Gross revenues............................................      943,223          1,120,351          1,109,243
Less-Promotional allowances...................................      113,743            138,085            130,151
                                                                  ---------         ----------        -----------
    Net revenues..............................................      829,480            982,266            979,092
                                                                  ---------         ----------        -----------
COSTS AND EXPENSES:
Gaming........................................................      453,841            555,457            545,204
Rooms.........................................................       22,690             28,229             27,988
Food and beverage.............................................       31,923             37,233             38,192
General and administrative....................................      147,464            168,143            168,183
Depreciation and amortization.................................       60,870             66,018             61,536
Preopening....................................................        4,145                 --                 --
                                                                  ---------         ----------        -----------
                                                                    720,933            855,080            841,103
                                                                  ---------       ------------        -----------
    Income from operations....................................      108,547            127,186            137,989
                                                                  ---------         ----------        -----------

NON-OPERATING INCOME (EXPENSE):

Interest income...............................................        2,339              2,891              5,508
Interest expense (Note 3).....................................     (114,461)          (144,140)          (154,578)
Non-operating income (Note 4).................................       14,194                 --                 --
                                                                  ---------         ----------        -----------
    Non-operating expense, net................................      (97,928)          (141,249)          (149,070)
                                                                  ---------         ----------        -----------
Income (loss) before extraordinary loss.......................       10,619            (14,063)           (11,081)
Extraordinary loss............................................      (59,132)                --                 --
                                                                  ---------         ----------        -----------
Net loss......................................................    $ (48,513)        $  (14,063)       $   (11,081)
                                                                  =========         ==========        ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                 TRUMP ATLANTIC CITY ASSOCIATES
                                        AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CAPITAL
                      FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                         (IN THOUSANDS)

                                                                                    RETAINED
                                                                                    EARNINGS/
                                                                       PARTNERS'   (ACCUMULATED
                                                                        CAPITAL      DEFICIT)      TOTAL
                                                                       ---------   ------------   -------
Balance, December 31, 1995..........................................   $ 94,087      $ 16,725     $110,812
Capital Contributed by Trump Hotels & Casino Resorts Holdings, L.P..
                                                                        269,559            --      269,559
Net Loss............................................................         --       (48,513)     (48,513)
                                                                       --------      --------     --------
Balance, December 31, 1996..........................................    363,646       (31,788)     331,858
Capital Contributed by Trump Hotels & Casino Resorts Holdings, L.P..     10,144            --       10,144
Net Loss............................................................         --       (14,063)     (14,063)
                                                                       --------      --------     --------
Balance, December 31, 1997..........................................    373,790       (45,851)     327,939
Reversal of  Capital Contributed by Trump Hotels & Casino Resorts
   Holdings, L.P. (Note 7) .........................................    (44,099)           --      (44,099)
Net Loss............................................................         --       (11,081)     (11,081)
                                                                       --------      --------     --------
Balance, December 31, 1998..........................................   $329,691      $(56,932)    $272,759
                                                                       ========      ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                         TRUMP ATLANTIC CITY ASSOCIATES
                                                AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                                 (IN THOUSANDS)

                                                                                 1996             1997           1998
                                                                              ----------        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss............................................................      $  (48,513)      $ (14,063)     $ (11,081)
    Adjustments to reconcile net loss to net cash flows provided by operating activities:
       Noncash charges:
          Extraordinary loss............................................          59,132              --             --
          Depreciation and amortization.................................          60,870          66,018         61,536
          Accretion of discount on indebtedness.........................             132              68            765
          Amortization of deferred loan offering costs..................           5,588           6,561          6,593
          Provision for losses on receivables...........................           8,599           7,399         14,349
          Valuation allowance of CRDA investments.......................           3,013           3,815          2,306
    Increase in receivables.............................................         (20,296)        (20,944)       (17,796)
    Decrease (increase) in inventories..................................              47            (486)           697
    Decrease (increase) in prepaid expenses and other current assets....           1,495            (408)           214
    (Increase) decrease in other assets.................................          (2,309)             97         (5,454)
    Increase in amounts due from affiliates.............................          (3,668)        (16,643)       (57,249)
    (Decrease) increase in accounts payable, accrued expenses and other
        current liabilities.............................................         (16,153)         (3,775)         9,930
    Decrease in other long-term liabilities.............................          (1,430)         (2,438)        (1,258)
                                                                              ----------       ---------      ---------
    Net cash provided by operating activities...........................          46,507          25,201          3,552
                                                                              ----------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment.................................        (193,000)        (54,814)       (20,912)
    Purchases of CRDA investments.......................................          (6,725)         (8,723)        (7,604)
    Purchase of Taj Holding, net cash received..........................          46,714              --             --
                                                                              ----------       ---------      ---------
    Net cash used in investing activities...............................        (153,011)        (63,537)       (28,516)
                                                                              ----------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cost of issuing debt................................................         (41,042)         (4,254)          (395)
    Issuance of Trump AC Mortgage Notes.................................       1,200,000          95,605             --
    Retirement of debt..................................................      (1,193,336)             --             --
    Additional Borrowings...............................................           6,170           1,886             --
    Payments and current maturities of long-term debt...................         (14,690)        (11,342)        (8,566)
    Contributed Capital by Trump Hotels & Casino Resorts Holdings, L.P..         204,785              --             --
                                                                              ----------       ---------      ---------
    Net cash provided by (used in) financing activities.................         161,887          81,895         (8,961)
                                                                              ----------       ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................          55,383          43,559        (33,925)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........................          15,937          71,320        114,879
                                                                              ----------       ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR................................      $   71,320       $ 114,879      $  80,954
                                                                              ===========      =========      =========

                                                TRUMP ATLANTIC CITY ASSOCIATES
                                              AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                         (IN THOUSANDS) (CONTINUED)
                                                                  1996             1997             1998
                                                               ----------       ----------       ----------
Supplemental Disclosures of Cash Flow Information:
o   Equipment purchased under capital leases.....             $        9,994    $    3,569      $      3,509
o   Cash paid during the year for interest.......             $      138,128    $  128,617      $    147,256
                                                              ==============    ==========      ============

         Supplemental Disclosure of Noncash Activities:

o During 1996 and 1997, Trump AC purchased certain parcels of land amounting to $14,455 and $10,144, respectively with capital contributed by THCR Holdings. This amount which was originally recorded as contributed capital was reclassified as "Due from affiliates, net" during the second quarter of 1998.

o During 1996, THCR purchased all of the capital stock of Taj Holding for $31,181 in cash and 323,423 shares of its common stock valued at $9,319. In addition, the contribution by Trump of his 50% interest in Taj Associates amounting to $40,500, net of the $10,000 payment to Bankers Trust, was recorded as minority interest. In conjunction with the acquisition, the accumulated deficit amounting to $108,574 was recorded as an increase to Property and Equipment.

         This transaction has been recorded by Trump AC.


              Fair Value of net assets acquired......................................    $1,005,816
              Cash paid for the capital stock and payment to Bankers Trust...........       (41,181)
              Minority interest of Trump.............................................       (30,500)
                                                                                         ----------
                 Liabilities assumed.................................................    $  934,135
                                                                                         ==========

o In connection with the purchase of the Specified Parcels in 1996, THCR issued 500,000 shares of its common stock valued at $10,500, and contributed the Specified Parcels to Trump AC.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION

         The accompanying consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III)", Trump Atlantic City Corporation, a Delaware Corporation ("TACC"), Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"), and Trump Communications, L.L.C., a New Jersey limited liability company. Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the Trump AC Mortgage Notes (as defined below) to distribute funds to Trump AC.

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

         Trump AC was formed in February 1993. On June 12, 1995, Trump Hotels & Casino Resorts, Inc., ("THCR"), completed a public offering of 10,000,000 shares of common stock (the "Common Stock"), at $14.00 per share (the "Stock Offering") for gross proceeds of $140,000,000. Concurrently with the Stock Offering, THCR Holdings a then 60% subsidiary of THCR, issued 15 1/2% Senior Secured Notes (the "Senior Secured Notes") for gross proceeds of $155,000,000 (the "Note Offering" and, together with the Stock Offering, the "1995 Offerings"). From the proceeds from the Stock Offering, THCR contributed $126,848,000 to THCR Holdings. THCR Holdings subsequently contributed $172,859,000 to Trump AC.

         Prior to the 1995 Offerings, Donald J. Trump ("Trump") was the sole stockholder of THCR and sole beneficial owner of THCR Holdings. Concurrent with the 1995 Offerings, Trump contributed to THCR Holdings all of his beneficial interest in Plaza Associates. Trump also contributed to THCR Holdings all of his existing interest and rights to new gaming activities in both emerging and established gaming jurisdictions, including Trump Indiana but excluding his interests in the Taj Mahal and Trump's Castle Casino Resort.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         On April 17, 1996, pursuant to the Agreement and Plan of Merger, as amended (the "Taj Merger") each outstanding share of Class A Common Stock of Taj Mahal Holding Corp., which in the aggregate represented 50% of the economic interest in Taj Associates, was converted into the right to receive, at each holder's election, either (a) $30 in cash or (b) that number of shares of THCR Common Stock having a market value equal to $30. Trump held the remaining 50% interest in Taj Associates and contributed such interest in Taj Associates to Trump AC in exchange for limited partnership interests in THCR Holdings.

         In connection with the Taj Merger, THCR issued 13,250,000 shares of Common Stock (the "1996 Stock Offering") for net proceeds of $386,062,000 and
(ii) Trump AC and Trump AC Funding, Trump AC's wholly owned finance subsidiary, issued $1,200,000,000 aggregate principal amount of 11 1/4% First Mortgage Notes due 2006 (the "Trump AC Mortgage Notes") (the "1996 Notes Offering" and together with the 1996 Stock Offering, the "1996 Offerings"). In addition, THCR issued to Trump warrants (the "Trump Warrants") to purchase an aggregate of 1.8 million shares of Common Stock, (i) 600,000 shares of which may be purchased on or prior to April 17, 1999, at $30 per share, (ii) 600,000 shares of which may be purchased on or prior to April 17, 2000, at $35 per share, and (iii) 600,000 shares of which may be purchased on or prior to April 17, 2001, at $40 per share.

         The Taj Merger has been accounted for as a "purchase" for accounting and reporting purposes and the results of Taj Associates have been included in the accompanying financial statements since the date of acquisition. Accordingly, the excess of the purchase price over the fair value of the net assets acquired ($200,782,000), which was allocated to land ($7,979,000) and building ($192,803,000) based on an appraisal on a pro rata basis.

         In connection with the Taj Merger Transaction, THCR purchased the Specified Parcels from Trump Taj Mahal Realty Corp., a corporation owned by Trump, and Taj Associates was released from its guarantee to First Union National Bank (the "Guarantee"). The aggregate cost of acquiring the Specified Parcels was $50,600,000 in cash and 500,000 shares of THCR Common Stock valued at $10,500,000. The obligation of Taj Associates which had been accrued with respect to the Guarantee ($17,923,000) was eliminated. In addition, THCR exercised the option to purchase a tower adjacent to Trump Plaza's main tower ("Trump Plaza East") for $28,084,000, which amount has been included in land and building.

         Unaudited pro forma information, assuming that the Taj Merger had occurred on January 1, 1996, is as follows:

                                                           YEAR ENDED
                                                        DECEMBER 31, 1996
                                                        -----------------
         Net revenues.............................        $984,789,000
                                                          ------------
         Income from operations...................        $115,504,000
                                                          ------------
         Loss before extraordinary loss...........        $(11,906,000)
                                                          ------------
         Extraordinary loss.......................        $(59,132,000)
                                                          ------------
         Net income (loss)........................        $(71,038,000)
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

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                          YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                                1996                1997               1998
                                                           ----------------- ------------------- ----------------
Rooms..................................................       $14,906,000         $19,175,000        $19,530,000
Food and Beverage......................................        54,754,000          63,644,000         58,631,000
Other..................................................        10,240,000          15,783,000         13,519,000
                                                              -----------         -----------        -----------
                                                              $79,900,000         $98,602,000        $91,680,000
                                                              ===========         ===========        ===========

         Inventories

         Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

         Property and Equipment

         Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements...........................   40 years
Furniture, fixtures and equipment.............................   3-10 years
Leasehold improvements........................................   10-40 years

         During the second quarter of 1997, Trump AC revised its estimates of the useful lives of buildings, building improvements and furniture and fixtures which were acquired in 1996. Buildings and building improvements were reevaluated to have a forty year life and furniture and fixtures were determined to have a seven year life. Trump AC believes these changes more appropriately reflect the timing of the economic benefits to be received from these assets during their estimated useful lives. For the year ended December 31, 1997 and 1998, the net effect of applying these new lives was to increase net income by $5,995,000 and $7,701,000, respectively.

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

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Under the New Jersey Casino Control Act (the "Casino Control Act"), both Plaza Associates and Taj Associates are required to file a New Jersey corporation business tax return. For New Jersey State Income Tax purposes, Plaza Associates and Taj Associates have net operating loss carry-forwards of approximately $115,000,000 and $204,000,000, respectively. A valuation allowance has been provided for the deferred tax benefits of the operating loss carry forwards.

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

         Accounts Receivable

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other accounts receivable as of December 31, 1997 is $3,696,000 which Plaza Associates believes will be recoverable on the settlement of the appeal. During 1998, management determined that the amount would not be settled within the year and reclassed the amount to other assets. As of December 31, 1998, other assets includes $5,764,000 related to this appeal.

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(3) LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                  DECEMBER 31,      DECEMBER 31,
                                                                                     1997              1998
                                                                                 --------------    --------------
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006) (a)......       $1,200,000,000    $1,200,000,000
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006), net of
   unamortized discount of $2,900,000 and $2,388,000, respectively (a) ...           72,100,000        72,612,000
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006), net of
   unamortized discount of $1,427,000 and $1,174,000, respectively (a) ...           23,573,000        23,826,000
Mortgage notes payable (b)................................................            3,229,000         1,348,000
Capitalized lease obligations (c).........................................            8,089,000         4,913,000
                                                                                 --------------    --------------
                                                                                  1,306,991,000     1,302,699,000
Less-Current maturities...................................................           (6,964,000)       (3,482,000)
                                                                                  -------------    --------------
                                                                                 $1,300,027,000    $1,299,217,000
                                                                                 ==============    ==============

------------

(a) On April 17, 1996, Trump AC together with Trump AC Funding, issued the Trump AC Mortgage Notes in an aggregate principal amount of $1,200,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi-annually on each May 1 and November 1, commencing on November 1, 1996. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

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

      On December 10, 1997, Trump AC together with Trump AC Funding II, issued Trump AC Mortgage Notes in an aggregate principal amount of $75,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semi-annually on each May 1 and November 1. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

      On December 10, 1997, Trump AC together with Trump AC Funding III, issued Trump AC

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

      Underwriting costs, legal and accounting fees, printing costs and other expenses of $48,850,000 associated with the issuance of the Trump AC Mortgage Notes are being amortized over the term of the Trump AC Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $6,561,000 and $6,593,000 from the date of issuance through December 31, 1997 and for the year ended December 31, 1998, respectively.

(b) Interest on these notes is payable with an interest rate of 8.5%. The notes are due in 2012 and are secured by certain real property.

(c) Interest on these leases are payable with interest rates ranging from 6.5% to 12.5%. The leases are due at various dates between 1999 and 2001 and are secured by equipment.

      Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

      1999..............................................      $3,751,000
      2000..............................................       1,119,000
      2001..............................................         481,000
                                                              ----------
      Total Minimum Payments............................       5,351,000
      Less--Amount representing interest................        (438,000)
                                                              ----------
      Present Value of minimum lease payments...........      $4,913,000
                                                              ==========

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         The aggregate maturities of long-term debt as of December 31, 1998 are as follows:

     1999..............................................   $    3,482,000
     2000..............................................        1,081,000
     2001..............................................          523,000
     2002..............................................           68,000
     2003..............................................           74,000
     Thereafter........................................    1,297,471,000
                                                          --------------
                                                          $1,302,699,000
                                                          ==============

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

(4) NON-OPERATING INCOME

         Non-operating income in 1996 includes $806,000 of costs associated with Trump Plaza East and Trump World's Fair net of miscellaneous non-operating credits.

         During 1996, Plaza Associates and Taj Associates each entered into an agreement with Atlantic Thermal Systems, Inc. ("Atlantic Thermal") pursuant to which Atlantic Thermal was granted an exclusive license to use, operate and maintain certain steam and chilled water production facilities located at Plaza Associates and Taj Associates. In consideration for the license, Atlantic Thermal paid Plaza Associates and Taj Associates a $10,000,000 and $5,000,000 non-refundable license fee, respectively. This amount has been included in other non-operating income in the accompanying financial statements.

(5) COMMITMENTS AND CONTINGENCIES

         Leases and Employment Agreements

         Plaza Associates entered into an easement agreement with the NJSEA. Under the terms of the agreement, Plaza Associates has an exclusive easement over, in and through portions of the old Atlantic City Convention Center. The easement is for a 25-year term with annual payments of $2,000,000, adjusted every 5 years for changes in the Consumer Price Index.

         Trump AC leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1996, 1997 and 1998 was $7,200,000, $9,269,000 and $8,470,000, respectively, of which $1,981,000 in 1996 relates to affiliates.

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


         Future minimum lease payments under the noncancelable operating leases are as follows:

                                                                    TOTAL
                                                                ------------

         1999...............................................    $  4,702,000
         2000...............................................       3,164,000
         2001...............................................       3,000,000
         2002...............................................       3,000,000
         2003...............................................       3,000,000
         Thereafter.........................................     107,000,000
                                                                ------------
                                                                $123,866,000
                                                                ============

         Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

         As of December 31, 1998, Trump AC has entered into employment agreements with certain key employees and had approximately $9,382,000 of commitments under employee agreements. These commitments mature at various dates through 2001.

         Taj Associates received a permit under the Coastal Area Facilities Review Act ("CAFRA") (which included a condition of Taj Associates' casino license) that initially required Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 1999 unless extended.

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

         In June 1995, the CCC renewed Plaza Associates' and Taj Associates' casino licenses to operate Trump Plaza and the Taj Mahal for a period of four years through 1999. In June 1996, the CCC granted TCS, an initial casino license which, in July 1997, was renewed through July 1998, and in July 1998 the license was renewed through July 1999. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

         Legal Proceedings

         Plaza Associates, Taj Associates, its Partners, certain members of its former Executive Committee, and certain of its employees, have been involved in various legal proceedings. In general, Plaza Associates

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

         Self-Insurance Reserves

         Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. During 1998 self insurance reserves decreased due to an internally focused aggressive policy where potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. Trump AC also retained an outside consultant to comprehensively review certain claims and to assist Trump AC in establishing the estimated reserves at December 31, 1998. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

         Federal Income Tax Examination

         Plaza Associates and Taj Associates are currently involved in examinations with the Internal Revenue Service ("IRS") concerning Plaza Associates' federal partnership income tax returns for the years 1993 through 1996 and Taj Associates' federal partnership income tax returns for the tax years 1994 through 1996. While any adjustment which results from this examination could affect Plaza Associates' and Taj Associates' state income tax returns, Plaza Associates and Taj Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

         Casino Reinvestment Development Authority Obligations

         Pursuant to the provisions of the Casino Control Act, Plaza Associates and Taj Associates, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates and Taj Associates intend on satisfying their obligations primarily by depositing funds to be used for the purchase of bonds or by making qualified investments. Plaza Associates and Taj Associates are required to make quarterly deposits with the CRDA based on 1.25% of

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its gross revenue. For the years ended December 31, 1996, 1997 and 1998, Trump AC charged to operations $3,477,000, $3,736,000 and $3,758,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. Additionally, for the years ended December 31, 1996, 1997 and 1998, Plaza Associates credited operations for $464,000, $27,000 and $1,505,000, respectively, resulting from the recapture of the valuation allowance on the CRDA receivable.

         In connection with Trump Plaza East, the CRDA has approved the refund of up to $14,135,000 of qualifying deposits made by Plaza Associates. Included in current receivables at December 31, 1998, is a receivable from the CRDA of $5,976,000. While the receivable is fully realizable by Plaza Associates, the amount of actual reimbursements Plaza Associates will receive in any one year is limited to 75% and 50%, respectively, of the amount of funds Plaza Associates deposits with the CRDA to cover its Atlantic City non-housing and South Jersey obligations.

         Concentrations of Credit Risks

         In accordance with casino industry practice, Plaza Associates and Taj Associates extend credit to a limited number of casino patrons, after extensive background checks and investigations of credit worthiness. For the years ended December 31, 1997 and 1998, approximately 49% and 52%, respectively, of casino receivables (before allowances) were from customers whose primary residence is outside the United States, and approximately 32% and 26%, respectively, represents credit extended to patrons from the Far East.

(6) EMPLOYEE BENEFIT PLANS

         Plaza Associates and Taj Associates have a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan. Plaza Associates and Taj Associates will match 50% of the first 5% of an eligible employee's contributions in 1996 and 1997, and 50% of the first 6% in 1998. Trump AC recorded charges of $1,882,000, $2,680,000 and $3,483,000 for matching contributions for the years ended December 31, 1996, 1997 and 1998, respectively.

         Plaza Associates and Taj Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Plaza Associates and Taj Associates may be liable for their share of the plan's unfunded liabilities, if any, if the plans are terminated. Pension expense charged to operations for the years ended December 31, 1996, 1997 and 1998 was $1,285,000, $1,595,000 and $1,682,000
respectively.

(7) TRANSACTIONS WITH AFFILIATES

         In 1996 and 1997, Plaza Associates purchased certain property for $24,599,000 with capital contributed by THCR Holdings. In addition, THCR Holdings contributed in 1996 $19,500,000 in capital to Plaza Associates for improvements related to Trump World's Fair. In 1998, these amounts, which were originally recorded as capital, were reversed and reclassified as amounts due to affiliates. Trump AC subsequently repaid $33,074,000 to THCR Holdings.

         Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable at December 31 are as follows:

                        TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                YEAR ENDED DECEMBER 31,
                                         ------------------------------------
                                             1997                    1998
                                         -----------              -----------
Castle Associates (a)..................  $20,964,000              $20,679,000
Trump Organization (a).................      670,000                  483,000
THCR Holdings (a)......................      246,000               13,869,000
                                         -----------              -----------
                                         $21,880,000              $35,031,000
                                         ===========              ===========


(a) Trump Atlantic City Associates engages in various transactions with the other Atlantic City hotel/casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

         TCS was formed on June 27, 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, Plaza Associates, Taj Associates and Castle Associates.

         Services Agreement

         Pursuant to the terms of a Services Agreement with Trump Plaza Management Corp. ("TPM"), a corporation beneficially owned by Trump, in consideration for services provided, Plaza Associates paid TPM an annual fee of $1,000,000, and reimbursed TPM for all reasonable out-of-pocket expenses incurred by TPM in performing its obligations under such services agreement, up to certain amounts. Under such services agreement, approximately $1,000,000 was charged to expense for the year ended December 31, 1996. The service agreement was terminated in August 1996.

         Taj Associates had entered into a Services Agreement which provided that Trump render to Taj Associates marketing, advertising, promotional and related services with respect to the business operations of Taj Associates. In consideration for the services to be rendered, Taj Associates was to pay an annual fee equal to 1.5% of Taj Associates earnings before interest, taxes and depreciation, as defined, less capital expenditures and partnership distributions for such year, with a minimum base fee of $500,000 plus expenses. For the period from January 1, 1996 through April 17, 1996, Taj Associates incurred $512,000 under the Services Agreement. The services agreement was terminated in April 1996.

         Trump Plaza East

         Under an agreement with Midlantic National Bank, Trump had (i) an option to acquire Trump Plaza East (Trump Plaza East Purchase Option) and (ii) had a lease agreement for Trump Plaza East which would expire on June 30, 1998 requiring $260,000 per month in lease payments. In October 1993, Plaza Associates assumed the option and the lease agreement from Trump.

         Until such time as the Trump Plaza East Purchase Option was exercised or expired, Plaza Associates was obligated to pay the net expenses associated with Trump Plaza East. During 1996, Plaza Associates incurred approximately $1,100,000 of such expenses of which $348,000 are included in non-operating expenses in the accompanying consolidated financial statements.

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

         The estimated fair values of other financial instruments are as follows:

                                                                                    DECEMBER 31, 1998
                                                                  -------------------------------------------------------
                                                                      CARRYING AMOUNT                 FAIR VALUE
                                                                  --------------------------   --------------------------
Trump AC Mortgage Notes.......................................        $1,200,000,000                $1,044,000,000
Trump AC Funding II Mortgage Notes............................        $   72,612,000                $   65,250,000
Trump AC Funding III Mortgage Notes...........................        $   23,826,000                $   21,750,000


         The fair values of the Trump AC Mortgage Notes, Trump AC Funding II Mortgage Notes and Trump AC Funding III Mortgages Notes are based on quoted market prices as of December 31, 1998.

         There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(9) COMBINED FINANCIAL INFORMATION - TRUMP AC FUNDING, TRUMP AC FUNDING II AND TRUMP AC FUNDING III

         Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of December 31, 1998 is as follows:

Total Assets (including First Mortgage Notes receivable of $1,296,438,000 and
  related interest receivable).................................................      $1,320,813,000
                                                                                     ==============
Total Liabilities and Capital (including First Mortgage Notes payable of
  $1,296,438,000 and related interest payable).................................      $1,320,813,000
                                                                                     ==============
Interest Income................................................................      $  146,219,000
                                                                                     ==============
Interest Expense...............................................................      $  146,219,000
                                                                                     ==============
Net Income.....................................................................                  --
                                                                                     ==============

To Trump Atlantic City Associates and
   Subsidiaries:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Trump Atlantic City Associates and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of Trump Atlantic City Associates and Subsidiaries management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 1999

                                                                                                            SCHEDULE II
                              TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                                     VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                       BALANCE AT    CHARGED TO         OTHER               BALANCE AT
                                                        BEGINNING     COSTS AND        CHANGES                END OF
                                                        OF PERIOD     EXPENSES       (DEDUCTIONS)             PERIOD
                                                       -----------   -----------     ------------           ----------
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts...................     $17,095,000   $14,349,000     $(5,743,000)    (A)     $25,701,000
Valuation allowance for interest differential on
  CRDA bonds......................................     $15,707,000   $ 3,758,000     $(8,667,000)    (B)     $10,798,000
YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts...................     $17,355,000   $ 7,399,000     $(7,659,000)    (A)     $17,095,000
Valuation allowance for interest differential on
  CRDA bonds......................................     $12,461,000   $ 3,736,000     $  (490,000)    (B)     $15,707,000
YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful accounts...................     $ 8,077,000   $ 8,599,000     $   679,000     (C)     $17,355,000
Valuation allowance for interest differential on
  CRDA bonds......................................     $ 1,077,000   $ 3,477,000     $ 7,907,000     (D)     $12,461,000

---------------

(A)   Write-off of uncollectible accounts.

(B) Includes the reclassification of approximately $14,330,000 of previous CRDA deposits, the carrying value of which was $7,165,000 to property and equipment and $1,505,000 representing the adjustment to the allowance to give effect to the CRDA deposits to be refunded.

(C) Includes $(6,916,000) representing the write-off of uncollectible amounts and $7,596,000 which represents Taj Associates' beginning balance as of April 17, 1996.

(D) Includes $(464,000) representing the recapture of allowance applicable to CRDA contributions and $8,371,000 which represents Taj Associates' beginning balance as of April 17, 1996.

                                  EXHIBIT INDEX

 EXHIBIT
   NO.                       DESCRIPTION OF EXHIBIT
---------                    ----------------------

  21          List of Subsidiaries of Trump Atlantic City Associates.
  27.1        Financial Data Schedule of Trump Atlantic City Associates.
  27.2        Financial Data Schedule of Trump Atlantic City Funding, Inc.
  27.3        Financial Data Schedule of Trump Atlantic City Funding II, Inc.
  27.4        Financial Data Schedule of Trump Atlantic City Funding III, Inc.