Form 10-Q
period 1999-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1999-05-14
CIK 897729, 1006918, 1052517, 1052519

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                 For the transition period from ______ to ______
                          Commission File No.: 333-643


                         TRUMP ATLANTIC CITY ASSOCIATES
             (Exact Name of Registrant as specified in its charter)

            New Jersey                                          22-3213714
            ----------                                          ----------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

          2500 Boardwalk
     Atlantic City, New Jersey                                   08401
     -------------------------                                   -----
 (Address of principal executive offices)                      (Zip Code)
 Registrant's telephone number, including area code: (609) 441-6060

               Former name, former address and formal fiscal year,
                  if changed since last report: Not Applicable

                        TRUMP ATLANTIC CITY FUNDING, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             Delaware                                           22-3418939
            ----------                                          ----------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

          2500 Boardwalk
     Atlantic City, New Jersey                                   08401
     -------------------------                                   -----
 (Address of principal executive offices)                     (Zip Code)
 Registrant's telephone number, including area code: (609) 441-6060

               Former name, former address and formal fiscal year,
                  if changed since last report: Not Applicable

                      TRUMP ATLANTIC CITY FUNDING II, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             Delaware                                           22-3550202
            ----------                                          ----------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

          2500 Boardwalk
     Atlantic City, New Jersey                                   08401
     -------------------------                                   -----
 (Address of principal executive offices)                      (Zip Code)
 Registrant's telephone number, including area code: (609) 441-6060

               Former name, former address and formal fiscal year,
                  if changed since last report: Not Applicable

                      TRUMP ATLANTIC CITY FUNDING III, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

             Delaware                                           22-3550203
            ----------                                          ----------
   (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                        Identification Number)

          2500 Boardwalk
     Atlantic City, New Jersey                                   08401
     -------------------------                                   -----
 (Address of principal executive offices)                     (Zip Code)
 Registrant's telephone number, including area code: (609) 441-6060

               Former name, former address and formal fiscal year,
                  if changed since last report: Not Applicable

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     As of May 14, 1999, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

     As of May 14, 1999, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

     As of May 14, 1999, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

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

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



                                                                                                              PAGE NO.
                                                                                                              --------

PART I -- FINANCIAL INFORMATION

ITEM 1 -- Financial Statements
     Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
      Subsidiaries as of December 31, 1998 and March 31, 1999 (unaudited) ....................................    1

     Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
      Subsidiaries for the Three Months Ended March 31, 1998 and 1999 (unaudited).............................    2

     Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
      Subsidiaries for the Three Months Ended March 31, 1999 (unaudited)......................................    3

     Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
      Subsidiaries for the Three Months Ended March 31, 1998 and 1999 (unaudited).............................    4

     Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
      Subsidiaries (unaudited)................................................................................    5

 ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................................................  6-8

 ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.........................................    8

PART II -- OTHER INFORMATION
 ITEM 1 -- Legal Proceedings..................................................................................    9

 ITEM 2 -- Changes in Securities and Use of Proceeds..........................................................    9

 ITEM 3 -- Defaults Upon Senior Securities....................................................................    9

 ITEM 4 -- Submission of Matters to a Vote of Security Holders................................................    9

 ITEM 5 -- Other Information..................................................................................    9

 ITEM 6 -- Exhibits and Reports on Form 8-K...................................................................   10

SIGNATURES
 Signature -- Trump Atlantic City Associates..................................................................   11

 Signature -- Trump Atlantic City Funding, Inc................................................................   12

 Signature -- Trump Atlantic City Funding II, Inc.............................................................   13

 Signature -- Trump Atlantic City Funding III, Inc............................................................   14


                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                         ASSETS



                                                                               December 31,   March 31,
                                                                                 1998           1999
                                                                              -----------    -----------
                                                                                             (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...............................................   $    80,954    $   115,020
  Receivables, net ........................................................        60,786         52,967
  Inventories .............................................................         9,183          8,953
  Due from affiliates, net ................................................        35,031         34,291
  Other current assets ....................................................         7,438          5,859
                                                                              -----------    -----------
    Total Current Assets ..................................................       193,392        217,090
PROPERTY AND EQUIPMENT, NET ...............................................     1,432,965      1,420,270
DEFERRED LOAN COSTS, NET ..................................................        30,644         29,098
OTHER ASSETS ..............................................................        31,605         34,403
                                                                              -----------    -----------
    Total Assets ..........................................................   $ 1,688,606    $ 1,700,861
                                                                              ===========    ===========



                                  LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt ....................................   $     3,482    $     3,051
  Accounts payable and accrued expenses ...................................        83,216         76,653
  Accrued interest payable ................................................        24,375         60,938
                                                                              -----------    -----------
    Total Current Liabilities .............................................       111,073        140,642
LONG-TERM DEBT, net of current maturities .................................     1,299,217      1,299,089
OTHER LONG-TERM LIABILITIES ...............................................         5,557          5,557
                                                                              -----------    -----------
    Total Liabilities .....................................................     1,415,847      1,445,288
                                                                              -----------    -----------
CAPITAL:
  Partners' Capital .......................................................       329,691        329,691
  Accumulated Deficit .....................................................       (56,932)       (74,118)
                                                                              -----------    -----------
    Total Capital .........................................................       272,759        255,573
                                                                              -----------    -----------
    Total Liabilities and Capital .........................................   $ 1,688,606    $ 1,700,861
                                                                              ===========    ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                   ----------------------
                                                                                      1998        1999
                                                                                   ----------  ----------

REVENUES:
  Gaming.........................................................................  $ 201,764   $  195,166
  Rooms..........................................................................     16,919       15,716
  Food and Beverage..............................................................     25,744       24,230
  Other..........................................................................      7,586        7,295
                                                                                   ----------  ----------
    Gross Revenues...............................................................    252,013      242,407
  Less--Promotional allowances...................................................     30,417       28,110
                                                                                   ----------  ----------
    Net Revenues.................................................................    221,596      214,297
                                                                                   ----------  ----------
COSTS AND EXPENSES:
  Gaming.........................................................................    126,652      122,398
  Rooms..........................................................................      6,440        6,718
  Food and Beverage..............................................................      8,167        8,208
  General and Administrative.....................................................     41,252       41,253
  Depreciation and Amortization..................................................     15,428       15,551
                                                                                   ----------  ----------
                                                                                     197,939      194,128
                                                                                   ----------  ----------
    Income from operations.......................................................     23,657       20,169
                                                                                   ----------  ----------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income................................................................      1,867          707
  Interest expense...............................................................    (38,779)     (38,397)
  Non-Operating income...........................................................        --           335
                                                                                   ----------  ----------
   Non-Operating expense, net....................................................    (36,912)     (37,355)
                                                                                   ----------  ----------
NET LOSS.........................................................................  $ (13,255)  $  (17,186)
                                                                                   =========   ==========



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                    RETAINED
                                                    EARNINGS
                                  PARTNERS'      (ACCUMULATED
                                  CAPITAL           DEFICIT)           TOTAL
                               ---------------   --------------   --------------

Balance, December 31, 1998...  $      329,691    $      (56,932)  $     272,759
Net Loss.....................             --            (17,186)        (17,186)
                               ---------------   --------------   --------------
Balance, March 31, 1999......  $      329,691    $      (74,118)  $     255,573
                               ==============    ==============   ==============


          The accompanying notes are an integral part of this condensed consolidated financial statement.


                                           TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
                                                             (UNAUDITED)
                                                       (DOLLARS IN THOUSANDS)



                                                                                                              THREE MONTHS ENDED
                                                                                                                  MARCH 31,
                                                                                                         --------------------------
                                                                                                           1998              1999
                                                                                                         ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .....................................................................................       $ (13,255)       $ (17,186)
    Adjustments to reconcile net loss to net cash flows from operating activities --
       Noncash charges --
           Depreciation and amortization .........................................................          15,428           15,551
           Accretion of discounts on indebtedness ................................................             200              178
           Provisions for losses on receivables ..................................................           2,244            2,635
           Amortization of deferred loan offering costs ..........................................           1,717            1,546
           Utilization of CRDA credits and donations .............................................              53             --
           Valuation allowance of CRDA investments ...............................................             823              814
           Gain on disposition of property .......................................................            --               (335)
          (Increase)/decrease in receivables .....................................................          (3,614)           5,185
           Decrease in inventories ...............................................................             580              230
           Decrease in advances to affiliates ....................................................           6,570              740
           Decrease in other current assets ......................................................           1,385            1,588
           Increase in other assets ..............................................................          (1,302)          (1,271)
           Increase/(decrease) in accounts payable and accrued expenses ..........................           3,340           (6,432)
           Increase in accrued interest payable ..................................................          35,912           36,562
           Decrease in other long-term liabilities ...............................................            (633)            --
                                                                                                         ---------        ---------
           Net cash provided by operating activities .............................................          49,448           39,805
                                                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net .................................................          (3,308)          (2,614)
         Purchase of CRDA investments ............................................................          (2,608)          (2,654)
         Proceeds from disposition of property ...................................................            --              1,045
                                                                                                         ---------        ---------
           Net cash used in investing activities .................................................          (5,916)          (4,223)
                                                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Additional borrowings ...................................................................             900             --
         Payments and current maturities of long-term debt .......................................          (1,794)          (1,516)
         Cost of issuing debt ....................................................................            (169)            --
                                                                                                         ---------        ---------
          Net cash used in financing activities ..................................................          (1,063)          (1,516)
                                                                                                         ---------        ---------


NET INCREASE IN CASH & CASH EQUIVALENTS ..........................................................          42,469           34,066
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...................................................         114,879           80,954
                                                                                                         ---------        ---------
CASH AND CASH EQUIVALENTS AT MARCH 31 ............................................................       $ 157,348        $ 115,020
                                                                                                         =========        =========
CASH INTEREST PAID ...............................................................................       $     296        $      97
                                                                                                         =========        =========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations ...........................       $     881        $     779
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

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) ORGANIZATION AND OPERATIONS

         The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), and it's wholly owned subsidiaries. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"). Trump AC and it's wholly owned funding subsidiaries have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Trump Plaza Associates ("Plaza Associates") and Trump Taj Mahal Associates ("Taj Associates").

         All significant intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1998 filed with the SEC.

         The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for a full year.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) OTHER ASSETS

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets is $6,514,000 which Plaza Associates estimates will be recoverable on the settlement of the appeal.

(3) COMBINED FINANCIAL INFORMATION--TRUMP ATLANTIC CITY FUNDING, INC., TRUMP ATLANTIC CITY FUNDING II, INC. AND TRUMP ATLANTIC CITY FUNDING III, INC.

         Combined financial information relating to Trump Atlantic City Funding, Inc., ("Trump AC Funding"), Trump Atlantic City Funding II, Inc. ("Trump AC Funding II") and Trump Atlantic City Funding III, Inc. ("Trump AC Funding III") is as follows:


                                                                                               December 31,       March 31,
                                                                                                    1998             1999
                                                                                              --------------   --------------
                                                                                                                (unaudited)
Total Assets (including notes receivable of $1,296,438,000 at December 31, 1998 and $1,296,615,000 at March 31, 1999
   and related interest receivable) .......................................................   $1,320,813,000   $1,357,553,000
                                                                                              ==============   ==============
Total Liabilities and Capital (including notes payable of
   $1,296,438,000 at December 31, 1998 and $1,296,615,000
   at March 31, 1999 and related interest payable) ........................................   $1,320,813,000   $1,357,553,000
                                                                                              ==============   ==============


                                                                                               Three Months Ended March 31,
                                                                                                    1998             1999
                                                                                              --------------   --------------
Interest Income ...........................................................................   $   36,562,000   $   36,562,000
                                                                                              ==============   ==============
Interest Expense ..........................................................................   $   36,562,000   $   36,562,000
                                                                                              ==============   ==============
Net Income ................................................................................             --               --
                                                                                              ==============   ==============

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

         The indentures under which the notes of Trump AC were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

         Capital expenditures for Trump AC were $3,308,000 and $2,614,000 for the three months ended March 31, 1998 and 1999, respectively.

RESULTS OF OPERATIONS: OPERATING REVENUES AND EXPENSES

         The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates at March 31, 1999, its results of operations are not discussed below.

         Comparison of Three-Month Periods Ended March 31, 1998 and 1999. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended March 31, 1998 and 1999.


                                                                 Three Months Ended March 31,
                                ---------------------------------------------------------------------------------------
                                     1998           1999            1998           1999           1998           1999
                                     Plaza          Plaza            Taj            Taj           Total          Total
                                  Associates     Associates      Associates     Associates      Trump AC       Trump AC
                                ---------------------------------------------------------------------------------------
                                                                      (in thousands)
Revenues:
    Gaming .....................   $  87,293      $  82,322      $ 114,471      $ 112,844      $ 201,764      $ 195,166
    Other ......................      23,054         22,463         27,195         24,778         50,249         47,241
                                   ---------      ---------      ---------      ---------      ---------      ---------
    Gross Revenues .............     110,347        104,785        141,666        137,622        252,013        242,407
    Less: Promotional Allowances      14,323         13,989         16,094         14,121         30,417         28,110
                                   ---------      ---------      ---------      ---------      ---------      ---------
    Net Revenues ...............      96,024         90,796        125,572        123,501        221,596        214,297
                                   ---------      ---------      ---------      ---------      ---------      ---------
Costs & Expenses:

    Gaming .....................      54,019         50,233         72,633         72,165        126,652        122,398
    General & Administrative ...      20,030         19,628         21,250         21,834         41,252         41,253
    Depreciation & Amortization        6,053          5,949          9,317          9,376         15,428         15,551
    Other ......................       6,582          7,194          8,025          7,732         14,607         14,926
                                   ---------      ---------      ---------      ---------      ---------      ---------
    Total Costs and Expenses ...      86,684         83,004        111,225        111,107        197,939        194,128
                                   ---------      ---------      ---------      ---------      ---------      ---------
Income from Operations .........       9,340          7,792         14,347         12,394         23,657         20,169
                                   ---------      ---------      ---------      ---------      ---------      ---------
  Non-Operating Income .........         421             58            189            552          1,867          1,042
  Interest Expense .............     (11,983)       (11,761)       (23,580)       (23,445)       (38,779)       (38,397)
                                   ---------      ---------      ---------      ---------      ---------      ---------
  Total Non-Operating Expense ..     (11,562)       (11,703)       (23,391)       (22,893)       (36,912)       (37,355)
                                   ---------      ---------      ---------      ---------      ---------      ---------
Net Loss .......................   $  (2,222)     $  (3,911)     $  (9,044)     $ (10,499)     $ (13,255)     $ (17,186)
                                   =========      =========      =========      =========      =========      =========



                                                                 Three Months Ended March 31,
                                ---------------------------------------------------------------------------------------
                                     1998           1999            1998           1999           1998           1999
                                     Plaza          Plaza            Taj            Taj           Total          Total
                                  Associates     Associates      Associates     Associates      Trump AC       Trump AC
                                ---------------------------------------------------------------------------------------
                                                                 (dollars in thousands)

Table Game Revenues .............   $   24,908    $   21,668     $   41,556     $   38,715     $   66,464    $   60,383
Incr (Decr) over Prior Period ...                 $   (3,240)                   $   (2,841)                  $   (6,081)
Table Game Drop .................   $  151,612    $  140,082     $  274,652     $  234,539     $  426,264    $  374,621
Incr (Decr) over Prior Period ...                 $  (11,530)                   $  (40,113)                  $  (51,643)
Table Win Percentage ............         16.4%         15.5%          15.1%          16.5%          15.6%         16.1%
Incr (Decr) over Prior Period ...                   (0.9) pts                       1.4 pts                      0.5 pts
Number of Table Games ...........          117           103            156            147            273           250
Incr (Decr) over Prior Period ...                        (14)                           (9)                         (23)

Slot Revenues ...................   $   62,385    $   60,654     $   68,380     $   69,071     $  130,765    $  129,725
Incr (Decr) over Prior Period ...                 $   (1,731)                   $      691                   $   (1,040)
Slot Handle .....................   $  776,292    $  770,592     $  832,008     $  885,143     $1,608,300    $1,655,735
Incr (Decr) over Prior Period ...                 $   (5,700)                   $   53,135                   $   47,435
Slot Win Percentage .............          8.0%          7.9%           8.2%           7.8%           8.1%          7.8%
Incr (Decr) over Prior Period ...                   (0.1) pts                     (0.4) pts                    (0.3) pts
Number of Slot Machines .........        4,076         4,204          4,145          4,175          8,221         8,379
Incr (Decr) over Prior Period ...                        128                            30                          158

Poker Revenues ..................         --            --       $    3,921     $    4,432     $    3,921    $    4,432
Incr (Decr) over Prior Period ...                       --                      $      511                   $      511
Number of Poker Tables ..........         --            --               62             61             62            61
Incr (Decr) over Prior Period ...                       --                              (1)                          (1)

Other Gaming Revenues ...........         --            --       $      614     $      626     $      614    $      626
Incr (Decr) over Prior Period ...                       --                      $       12                   $       12

Total Gaming Revenues ...........   $   87,293    $   82,322     $  114,471     $  112,844     $  201,764    $  195,166
Incr (Decr) over Prior Period ...                 $   (4,971)                   $   (1,627)                  $   (6,598)

Number of Guest Rooms ...........        1,404         1,404          1,250          1,250          2,654         2,654
Occupancy Rate ..................         77.3%         81.6%          85.2%          93.6%          81.0%         87.2%
Average Daily Rate (Room Revenue)   $    77.53    $    75.29     $    97.76     $    75.67     $    87.42    $    75.49


         Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to adverse weather conditions in January, 1999 and a decline in high-end international table game players due to Asian economic conditions. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.9% for the quarters ended March 31, 1998 and 1999, respectively.

         Other revenues decreased from the comparable period in 1998 due primarily to reduced complimentary revenues and correspondingly reduced promotional allowances.

         Gaming Costs and expenses decreased from the comparable period in 1998 due to decreased marketing and promotional costs.

YEAR 2000

         Trump AC has assessed the year 2000 issue and has begun implementing a plan to ensure its systems are Year 2000 compliant. Analysis has been made of Trump AC's various customer support and internal administration system with appropriate modifications having been made or underway. Testing the modifications is expected to be completed during 1999. Trump AC is approximately 85% complete in its modifications.

         Trump AC believes that the issues for concern are predominately software related versus hardware related. Further, Trump AC relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and Trump AC is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to ensure year 2000 compliance. The cost of addressing the year 2000 issue is not expected to be material and will be funded out of operations.

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

         This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

SEASONALITY

         The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending March 31, 1999 are not necessarily indicative of the operating results for a full year.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has reviewed the disclosure requirements for Item 3 and, based upon Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III's current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III will periodically review their compliance with this disclosure requirement to the extent applicable.

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

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. THCR has appealed to the State Supreme Court, which heard argument on January 21, 1999.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but granted the motion to dismiss this action on substantive grounds. This decision has been appealed and is pending in the Appellate Division.

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

     From time to time, Plaza Associates and Taj Associates may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the "Casino Control Act"). However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on Plaza Associates or Taj Associates or on the ability of Plaza Associates or Taj Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza Hotel and Casino and the Trump Taj Mahal Casino Resort.

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

   27.1         Financial Data Schedule of Trump Atlantic City Associates.

   27.2         Financial Data Schedule of Trump Atlantic City Funding, Inc.

   27.3         Financial Data Schedule of Trump Atlantic City Funding II, Inc.

   27.4         Financial Data Schedule of Trump Atlantic City Funding III, Inc.

 B.  CURRENT REPORTS ON FORM 8-K:

    The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 1999 and ending March 31, 1999.

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

                           TRUMP ATLANTIC CITY ASSOCIATES
                                   (Registrant)

                           By: TRUMP ATLANTIC CITY HOLDING, INC.,
                               its general partner

Date:    May 14, 1999

                           By: /S/ FRANCIS X. MCCARTHY JR.
                               -------------------------------
                               FRANCIS X. MCCARTHY JR.
                               CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRUMP ATLANTIC CITY FUNDING, INC.
                                   (Registrant)

Date:    May 14, 1999

                           By: /S/ FRANCIS X. MCCARTHY JR.
                               -------------------------------
                               FRANCIS X. MCCARTHY JR.
                               CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          TRUMP ATLANTIC CITY FUNDING II, INC.
                                  (Registrant)

Date:    May 14, 1999

                           By: /S/ FRANCIS X. MCCARTHY JR.
                               -------------------------------
                               FRANCIS X. MCCARTHY JR.
                               CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRUMP ATLANTIC CITY FUNDING III, INC.
                                   (Registrant)

Date:    May 14, 1999

                           By: /S/ FRANCIS X. MCCARTHY JR.
                               -------------------------------
                               FRANCIS X. MCCARTHY JR.
                               CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)