Form 10-Q
period 1999-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1999-08-13
CIK 897729, 1006918, 1052517, 1052519

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes X    No ____
                                                  ---

  As of August 13, 1999, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
  As of August 13, 1999, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

  As of August 13, 1999, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

  Each of Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

================================================================================

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES



                              INDEX TO FORM 10-Q


                                                                                                                   Page No.
                                                                                                                   --------
PART I -- FINANCIAL INFORMATION

 ITEM 1 -- Financial Statements
   Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
    Subsidiaries as of December 31, 1998 and June 30, 1999 (unaudited)............................................        1
    Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
    Subsidiaries for the Three and Six Months Ended June 30, 1998 and 1999 (unaudited)............................        2
   Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
    Subsidiaries for the Six Months Ended June 30, 1999 (unaudited)...............................................        3
   Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
    Subsidiaries for the Six Months Ended June 30, 1998 and 1999 (unaudited)......................................        4
   Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
    Subsidiaries (unaudited)......................................................................................      5-6

  ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................................................     7-10

  ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk............................................       10

PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings.....................................................................................       11

  ITEM 2 -- Changes in Securities and Use of Proceeds.............................................................       12

  ITEM 3 -- Defaults Upon Senior Securities.......................................................................       12

  ITEM 4 -- Submission of Matters to a Vote of Security Holders...................................................       12

  ITEM 5 -- Other Information.....................................................................................       12

  ITEM 6 -- Exhibits and Reports on Form 8-K......................................................................       12

SIGNATURES

  Signature -- Trump Atlantic City Associates.....................................................................       13

  Signature -- Trump Atlantic City Funding, Inc...................................................................       14

  Signature -- Trump Atlantic City Funding II, Inc................................................................       15

  Signature -- Trump Atlantic City Funding III, Inc...............................................................       16

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                       ASSETS

                                                                          December 31,                 June 30,
                                                                             1998                        1999
                                                                          -----------                -----------
                                                                                                     (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents............................................    $   80,954                 $   79,430
  Receivables, net.....................................................        60,786                     50,937
  Inventories..........................................................         9,183                      9,468
  Due from affiliates, net.............................................        35,031                     48,411
  Other current assets.................................................         7,438                     10,660
                                                                           ----------                 ----------
    Total Current Assets...............................................       193,392                    198,906
PROPERTY AND EQUIPMENT, NET............................................     1,432,965                  1,411,001
DEFERRED LOAN COSTS, NET...............................................        30,644                     27,607
OTHER ASSETS...........................................................        31,605                     36,690
                                                                           ----------                 ----------
    Total Assets.......................................................    $1,688,606                 $1,674,204
                                                                           ==========                 ==========

                                   LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt.................................    $    3,482                 $    3,806
  Accounts payable and accrued expenses................................        83,216                     85,283
  Accrued interest payable.............................................        24,375                     24,375
                                                                           ----------                 ----------
    Total Current Liabilities..........................................       111,073                    113,464
LONG-TERM DEBT, net of current maturities..............................     1,299,217                  1,300,154
OTHER LONG-TERM LIABILITIES............................................         5,557                      5,557
                                                                           ----------                 ----------
    Total Liabilities..................................................     1,415,847                  1,419,175
                                                                           ----------                 ----------
CAPITAL:
  Partners' Capital....................................................       329,691                    329,691
  Accumulated Deficit..................................................       (56,932)                   (74,662)
                                                                           ----------                 ----------
    Total Capital......................................................       272,759                    255,029
                                                                           ----------                 ----------
    Total Liabilities and Capital......................................    $1,688,606                 $1,674,204
                                                                           ==========                 ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                                (in thousands)

                                                        Three Months            Six Months
                                                        Ended June 30,        Ended June 30,
                                                        -------------         -------------
                                                      1998        1999        1998        1999
                                                   ----------  ----------  ----------  ----------
REVENUES:
  Gaming........................................   $  218,895  $  225,753  $  420,659  $  420,919
  Rooms.........................................       19,709      19,577      36,628      35,293
  Food and Beverage.............................       27,355      27,140      53,099      51,370
  Other.........................................        7,655       7,930      15,241      15,225
                                                   ----------  ----------  ----------  ----------
    Gross Revenues..............................      273,614     280,400     525,627     522,807
  Less--Promotional allowances..................       32,176      31,358      62,593      59,468
                                                   ----------  ----------  ----------  ----------
    Net Revenues................................      241,438     249,042     463,034     463,339
                                                   ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
  Gaming........................................      136,155     135,390     262,807     257,788
  Rooms.........................................        7,230       7,838      13,670      14,556
  Food and Beverage.............................       10,106      10,125      18,273      18,333
  General and Administrative....................       40,045      43,554      81,297      84,807
  Depreciation and Amortization.................       15,183      15,118      30,611      30,669
                                                   ----------  ----------  ----------  ----------
                                                      208,719     212,025     406,658     406,153
                                                   ----------  ----------  ----------  ----------
    Income from operations......................       32,719      37,017      56,376      57,186
                                                   ----------  ----------  ----------  ----------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income...............................        1,379         781       3,246       1,488
  Interest expense..............................      (38,740)    (38,342)    (77,519)    (76,739)
  Non-Operating income..........................           --          --          --         335
                                                   ----------  ----------  ----------  ----------
  Non-Operating expense, net....................      (37,361)    (37,561)    (74,273)    (74,916)
                                                   ----------  ----------  ----------  ----------
NET LOSS........................................   $   (4,642) $     (544) $  (17,897) $  (17,730)
                                                   ==========  ==========  ==========  ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (unaudited)
                                (in thousands)

                                                                                        Retained
                                                                                        Earnings
                                                                           Partners'  (Accumulated
                                                                            Capital     Deficit)       Total
                                                                           ---------  ------------   ---------
Balance, December 31, 1998...............................................  $ 329,691  $    (56,932)  $ 272,759
Net Loss.................................................................         --       (17,730)    (17,730)
                                                                           ---------  ------------   ---------
Balance, June 30, 1999...................................................  $ 329,691  $    (74,662)  $ 255,029
                                                                           =========  ============   =========


  The accompanying notes are an integral part of this condensed consolidated financial statement.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                  (unaudited)
                            (dollars in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                          -----------------------------
                                                                                              1998             1999
                                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................................................................   $(17,897)         $(17,730)
Adjustments to reconcile net loss to net cash flows from operating activities --
 Noncash charges --
  Depreciation and amortization.........................................................     30,611            30,669
  Accretion of discounts on indebtedness................................................        394               351
  Provisions for losses on receivables..................................................      5,423             6,168
  Amortization of deferred loan offering costs..........................................      3,484             3,037
  Valuation allowance of CRDA investments...............................................      1,764             1,953
  Gain on disposition of property.......................................................         --              (335)
  (Increase)/decrease in receivables....................................................     (8,480)            3,682
  Decrease/(increase) in inventories....................................................        959              (286)
  Increase in advances to affiliates....................................................    (28,217)          (13,381)
  Increase in other current assets......................................................     (1,656)           (2,632)
  Increase in other assets..............................................................     (1,921)           (2,200)
  Increase in accounts payable and accrued expenses.....................................      5,597             1,382
  Increase in accrued interest payable..................................................        546                --
  Decrease in other long-term liabilities...............................................     (1,614)               --
                                                                                           --------          --------
  Net cash provided by operating activities.............................................    (11,007)           10,678
                                                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net...............................................     (7,726)           (5,481)
  Purchase of CRDA investments..........................................................     (5,064)           (5,098)
  Proceeds from disposition of property.................................................         --             1,087
                                                                                           --------          --------
  Net cash used in investing activities.................................................    (12,790)           (9,492)
                                                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings.................................................................      1,047                --
  Payments and current maturities of long-term debt.....................................     (4,561)           (2,710)
  Cost of issuing debt..................................................................     (1,181)               --
                                                                                           --------          --------
   Net cash used in financing activities................................................     (4,695)           (2,710)
                                                                                           --------          --------


NET DECREASE IN CASH & CASH EQUIVALENTS.................................................    (28,492)           (1,524)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........................................    114,879            80,954
                                                                                           --------          --------
CASH AND CASH EQUIVALENTS AT JUNE 30....................................................   $ 86,387          $ 79,430
                                                                                           ========          ========

CASH INTEREST PAID......................................................................   $ 73,664          $ 73,419
                                                                                           ========          ========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations..................   $  1,673          $  3,620
                                                                                           ========          ========
Reversal of capital contribution........................................................   $ 24,599          $     --
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

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), and its wholly owned subsidiaries. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). THCR Holdings is currently a 63.4% owned subsidiary of Trump Hotels & Casino Resorts, Inc. ("THCR"). Trump AC and its wholly owned funding subsidiaries have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Trump Plaza Associates ("Plaza Associates") and Trump Taj Mahal Associates ("Taj Associates").

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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for a full year.

     Reclassifications
     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets is $7,264,000 which Plaza Associates estimates will be recoverable on settlement of the appeal.

(3) Combined Financial Information--Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc.

     Combined financial information relating to Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump Atlantic City Funding II, Inc. ("Trump AC Funding II") and Trump Atlantic City Funding III, Inc. ("Trump AC Funding III") is as follows:

                                                                         December 31,          June 30,
                                                                            1998                 1999
                                                                      ----------------     ---------------
                                                                                            (unaudited)
    Total Assets (including notes receivable of $1,296,438,000 at
     December 31, 1998 and $1,296,789,000 at June 30, 1999
     and related interest receivable)..............................   $1,320,813,000       $1,321,164,000
                                                                      ==============       ==============
    Total Liabilities and Capital (including notes payable of
     $1,296,438,000 at December 31, 1998 and $1,296,789,000
     at June 30, 1999 and related interest payable)................   $1,320,813,000       $1,321,164,000
                                                                      ==============       ==============

                                                    Six Months Ended June 30,
                                                    1998                 1999
                                                   ------------- -------------
    Interest Income.............................    $73,093,000   $73,125,000
                                                    ===========   ===========
    Interest Expense............................    $73,093,000   $73,125,000
                                                    ===========   ===========
    Net Income..................................             --            --
                                                    ===========   ===========

(4) Subsequent Event

     On July 8, 1999, THCR announced its intention to close Trump World's Fair on or after October 1, 1999. Trump World's Fair currently operates under Trump Plaza's gaming license. Trump AC has not yet determined the estimated costs of closing Trump World's Fair.

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

     Cash flows from operating activities are Trump AC's principal source of liquidity. Trump AC expects to have sufficient liquidity to meet its obligations and intends to reduce debt by buying back bonds in the open market, when permissable. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods where necessary.

     The indentures under which the notes of Trump AC were issued restrict the ability of Trump AC and its subsidiaries to make distributions to partners or pay dividends, as the case may be, unless certain financial ratios are achieved. Further, Trump AC's future operating results are conditional and could fluctuate, given a rapidly changing competitive environment.

     In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

     Capital expenditures for Trump AC were $7,726,000 and $5,481,000 for the six months ended June 30, 1998 and 1999, respectively.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates at June 30, 1999, its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended June 30, 1998 and 1999. The following table includes selected consolidated data of Trump AC for the three months ended June 30, 1998 and 1999.

                                                 Three Months Ended June 30,
                                             -----------------------------------
                                                 1998                 1999
                                             -----------------------------------
                                                    (dollars in thousands)
  Table Game Revenues.....................   $    71,127         $    67,989
  Decrease over Prior Period..............                       $    (3,138)
  Table Game Drop.........................   $   456,058         $   423,538
  Decrease over Prior Period..............                       $   (32,520)
  Table Win Percentage....................          15.6%               16.1%
  Increase over Prior Period..............                               0.5 pts
  Number of Table Games...................           264                 249
  Decrease over Prior Period..............                               (15)

  Slot Revenues...........................   $   143,146         $   152,286
  Increase over Prior Period..............                       $     9,140
  Slot Handle.............................   $ 1,755,650         $ 1,897,620
  Increase over Prior Period..............                       $   141,970
  Slot Win Percentage.....................           8.2%                8.0%
  Decrease over Prior Period..............                              (0.2) pts
  Number of Slot Machines.................         8,222               8,463
  Increase over Prior Period..............                               241

  Poker Revenues..........................   $     3,975         $     4,843
  Increase over Prior Period..............                       $       868
  Number of Poker Tables..................            61                  62
  Increase over Prior Period..............                                 1

  Other Gaming Revenues...................   $       647         $       635
  Decrease over Prior Period..............                       $       (12)

  Total Gaming Revenues...................   $   218,895         $   225,753
  Increase over Prior Period..............                       $     6,858

  Number of Guest Rooms...................         2,654               2,654
  Occupancy Rate..........................          89.4%               94.1%
  Average Daily Rate (Room Revenue).......   $     91.32         $     89.84

     Gaming revenues are the primary source of Trump AC's revenues. The year over year increase in gaming revenues was due primarily to an increase in slot revenues, partially offset by a decrease in table game revenues due to a decline in high-end international table game players due to Asian economic conditions. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 14.9% and 15.4% for the quarters ended June 30, 1998 and 1999, respectively.

     General and Administrative expenses increased from the comparable period in 1998 due primarily to increased entertainment and insurance costs.

     Comparison of Six-Month Periods Ended June 30, 1998 and 1999. The following table includes selected consolidated data of Trump AC for the six months ended June 30, 1998 and 1999.

                                                  Six Months Ended June 30,
                                             -----------------------------------
                                                 1998                 1999
                                             -----------------------------------
                                                   (dollars in thousands)
  Table Game Revenues......................  $   137,591         $   128,372
  Decrease over Prior Period...............                      $    (9,219)
  Table Game Drop..........................  $   882,322         $   798,159
  Decrease over Prior Period...............                      $   (84,163)
  Table Win Percentage.....................         15.6%               16.1%
  Increase  over Prior Period..............                              0.5 pts
  Number of Table Games....................          268                 250
  Decrease over Prior Period...............                              (18)

  Slot Revenues............................  $   273,911         $   282,011
  Increase over Prior Period...............                      $     8,100
  Slot Handle..............................  $ 3,363,950         $ 3,553,355
  Increase over Prior Period...............                      $   189,405
  Slot Win Percentage......................          8.1%                7.9%
  Decrease over Prior Period...............                             (0.2) pts
  Number of Slot Machines..................        8,221               8,420
  Increase over Prior Period...............                              199

  Poker Revenues...........................  $     7,895         $     9,275
  Increase over Prior Period...............                      $     1,380
  Number of Poker Tables...................           62                  61
  Decrease over Prior Period...............                               (1)

  Other Gaming Revenues....................  $     1,262         $     1,261
  Decrease over Prior Period...............                      $        (1)

  Total Gaming Revenues....................  $   420,659         $   420,919
  Increase over Prior Period...............                      $       260

  Number of Guest Rooms....................        2,654               2,654
  Occupancy Rate...........................         85.2%               90.6%
  Average Daily Rate (Room Revenue)........  $     89.48         $     81.04

     Gaming revenues are the primary source of Trump AC's revenues. The year over year increase in gaming revenues was due primarily to an increase in slot revenues, offset by a decline in high-end international table game players due to Asian economic conditions and last year results which included an unusual $8 million dollar table game win from one premium player. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers".
The Atlantic City industry table win percentages were 15.2% and 15.7% for the six months ended June 30, 1998 and 1999, respectively.

     Gaming costs and expenses decreased from the comparable period in 1998 due to decreased marketing and promotional costs.

     General and Administrative expenses increased from the comparable period in 1998 due primarily to increased entertainment and insurance costs.

Year 2000

       Trump AC has assessed the year 2000 issue and has begun implementing a plan to ensure that its systems are Year 2000 compliant. Analysis has been made of Trump AC's various customer support and internal administration systems and appropriate modifications have been made or are underway. Testing the modifications is expected to be completed during 1999. Trump AC is approxi mately 95% complete in its modifications.

       Trump AC believes that the issues of concern are predominately software related as opposed to hardware related. Further, Trump AC relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and Trump AC is at various stages of assessment, negotiation and implementation. When necessary, contracts have been issued to update these systems so as to ensure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material and will be funded out of operations.

       If Trump AC did not assess the Year 2000 issue and provide for its compliance, it would be forced to convert to manual systems to carry on its business. Since Trump AC expects to be fully Year 2000 compliant, it does not feel that a contingency plan is necessary at this time. However, Trump AC will continually assess the situation and evaluate whether a contingency plan is necessary as the millennium approaches.

       This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Seasonality

       The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending June 30, 1999 are not necessarily indicative of the operating results for a full year.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has reviewed the disclosure requirements for Item 3 and, based upon Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III's current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, each of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III will periodically review their compliance with this disclosure requirement to the extent applicable.

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

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the Casino Reinvestment Development Authority (the "CRDA"), the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking declaration of the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and the CRDA. On March 20, 1998, the Appellate Division affirmed. The State Supreme Court affirmed on August 2, 1999, with two justices dissenting.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR is seeking to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but granted the motion to dismiss this action on substantive grounds and, on June 9, 1999, the Appellate Division affirmed. On July 14, 1999, THCR filed a Petition for Certification seeking review of the Appellate Division's decision in the State Supreme Court, where it is currently pending.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, this action was so transferred. On June 9, 1999, the Appellate Division issued an opinion affirming the trial court's ruling in the Chancery Division Action and ruling in favor of CRDA in the law division action. On July 14, 1999, THCR filed a Petition for Certificate seeking review of the Appellate Division's decision in the State Supreme Court, where it is currently pending.

     Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors of THCR breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants have not yet responded to the complaint, but intend to defend vigorously the allegations against them.

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

   27.1                  Financial Data Schedule of Trump Atlantic City
                         Associates.

   27.2                  Financial Data Schedule of Trump Atlantic City Funding,
                         Inc.

   27.3                  Financial Data Schedule of Trump Atlantic City Funding
                         II, Inc.

   27.4                  Financial Data Schedule of Trump Atlantic City Funding
                         III, Inc.

b.   Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 1999 and ending June 30, 1999.

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


                                        TRUMP ATLANTIC CITY ASSOCIATES
                                                  (Registrant)


                                        By: Trump Atlantic City Holding, Inc.,
                                            its general partner

Date:  August 13, 1999


                                        By: /s/ Francis X. McCarthy Jr.
                                           -------------------------------------
                                            Francis X. McCarthy Jr.
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRUMP ATLANTIC CITY FUNDING, INC.
                                                  (Registrant)


Date:  August 13, 1999


                                        By: /s/ Francis X. McCarthy Jr.
                                           -------------------------------------
                                            Francis X. McCarthy Jr.
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRUMP ATLANTIC CITY FUNDING II, INC.
                                                    (Registrant)


Date:  August 13, 1999


                                        By: /s/ Francis X. McCarthy Jr.
                                           -------------------------------------
                                            Francis X. McCarthy Jr.
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRUMP ATLANTIC CITY FUNDING III, INC.
                                                    (Registrant)


Date:  August 13, 1999


                                        By: /s/ Francis X. McCarthy Jr.
                                           -------------------------------------
                                            Francis X. McCarthy Jr.
                                            Chief Financial Officer
                                            (Principal Financial and
                                             Accounting Officer)