Form 10-Q
period 1999-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 1999-11-04
CIK 897729, 1006918, 1052517, 1052519

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
         (Address of principal executive offices)                                    (Zip Code)

   Registrant's telephone number, including area code: (609) 441-6060

   Former name, former address and formal fiscal year, if changed since last
   report:   Not Applicable

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ____

  As of November 4, 1999, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
  As of November 4, 1999, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.
  As of November 4, 1999, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

  Each of Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                                                 Page No.
                                                                                                 --------
PART I -- FINANCIAL INFORMATION
 ITEM 1 -- Financial Statements
   Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
    Subsidiaries as of December 31, 1998 and September 30, 1999 (unaudited)..........................   1
    Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
    Subsidiaries for the Three and Nine Months Ended September 30, 1998 and 1999 (unaudited).........   2
   Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
    Subsidiaries for the Nine Months Ended September 30, 1999 (unaudited)............................   3
   Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
    Subsidiaries for the Nine Months Ended September 30, 1998 and 1999 (unaudited)...................   4
   Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
    Subsidiaries (unaudited)......................................................................... 5-6
  ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................................................7-10
  ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk...............................  10
PART II -- OTHER INFORMATION
  ITEM 1 -- Legal Proceedings........................................................................  11
  ITEM 2 -- Changes in Securities and Use of Proceeds................................................  11
  ITEM 3 -- Defaults Upon Senior Securities..........................................................  11
  ITEM 4 -- Submission of Matters to a Vote of Security Holders......................................  11
  ITEM 5 -- Other Information........................................................................  11
  ITEM 6 -- Exhibits and Reports on Form 8-K.........................................................  11
SIGNATURES
  Signature -- Trump Atlantic City Associates........................................................  12
  Signature -- Trump Atlantic City Funding, Inc......................................................  13
  Signature -- Trump Atlantic City Funding II, Inc...................................................  14
  Signature -- Trump Atlantic City Funding III, Inc..................................................  15

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                        ASSETS

                                               December 31,               September 30,
                                                  1998                         1999
                                             ---------------             ---------------
                                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents.................. $   80,954                    $  140,832
  Receivables, net...........................     60,786                        45,808
  Inventories................................      9,183                         9,340
  Due from affiliates, net...................     35,031                        48,702
  Other current assets.......................      7,438                         7,522
                                              ----------                    ----------
    Total Current Assets.....................    193,392                       252,204
PROPERTY AND EQUIPMENT, NET..................  1,432,965                     1,323,357
DEFERRED LOAN COSTS, NET.....................     30,644                        26,158
OTHER ASSETS.................................     31,605                        36,984
                                              ----------                    ----------
    Total Assets............................. $1,688,606                    $1,638,703
                                              ==========                    ==========


                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt....... $    3,482                    $    4,513
  Accounts payable and accrued expenses......     83,216                       110,221
  Accrued interest payable...................     24,375                        60,938
                                              ----------                    ----------
    Total Current Liabilities................    111,073                       175,672
LONG-TERM DEBT, net of current maturities....  1,299,217                     1,302,372
OTHER LONG-TERM LIABILITIES..................      5,557                         5,557
                                              ----------                    ----------
    Total Liabilities........................  1,415,847                     1,483,601
                                              ----------                    ----------
CAPITAL:
  Partners' Capital..........................    329,691                       329,691
  Accumulated Deficit........................    (56,932)                     (174,589)
                                              ----------                    ----------
    Total Capital............................    272,759                       155,102
                                              ----------                    ----------
    Total Liabilities and Capital............ $1,688,606                    $1,638,703
                                              ==========                    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (unaudited)
                                 (in thousands)

                                         Three Months              Nine Months
                                      Ended September 30,       Ended September 30,
                                     ---------------------      --------------------
                                         1998        1999        1998        1999
                                        ------      ------      ------      ------
REVENUES:
  Gaming............................. $251,680    $241,324   $ 672,339   $ 662,243
  Rooms..............................   21,851      22,457      58,479      57,750
  Food and Beverage..................   30,047      29,170      83,146      80,540
  Other..............................    9,062      27,110      24,303      42,335
                                      --------    --------   ---------   ---------
    Gross Revenues...................  312,640     320,061     838,267     842,868
  Less--Promotional allowances.......   35,785      35,397      98,378      94,865
                                      --------    --------   ---------   ---------
    Net Revenues.....................  276,855     284,664     739,889     748,003
                                      --------    --------   ---------   ---------
COSTS AND EXPENSES:
  Gaming.............................  146,654     143,493     409,461     401,281
  Rooms..............................    7,686       7,276      21,356      21,832
  Food and Beverage..................   10,027      10,037      28,300      28,370
  General and Administrative.........   43,162      43,043     124,574     128,315
  Depreciation and Amortization......   15,405      14,704      45,901      44,910
  Trump World's Fair Closing.........       --     128,375          --     128,375
                                      --------    --------   ---------   ---------
                                       222,934     346,928     629,592     753,083
                                      --------    --------   ---------   ---------
    Income/(Loss) from operations....   53,921     (62,264)    110,297      (5,080)
                                      --------    --------   ---------   ---------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income....................    1,236         879       4,482       2,369
  Interest expense...................  (38,475)    (38,592)   (115,994)   (115,331)
  Non-Operating income...............       --          50          --         385
                                      --------    --------   ---------   ---------
  Non-Operating expense, net.........  (37,239)    (37,663)   (111,512)   (112,577)
                                      --------    --------   ---------   ---------
NET INCOME/(LOSS).................... $ 16,682    $(99,927)  $  (1,215)  $(117,657)
                                      ========    ========   =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (unaudited)
                                 (in thousands)


                                            Retained
                                            Earnings
                               Partners'  (Accumulated
                                Capital     Deficit)       Total
                               ---------  -------------  ----------
Balance, December 31, 1998....  $329,691     $ (56,932)  $ 272,759
Net Loss......................        --      (117,657)   (117,657)
                                --------     ---------   ---------
Balance, September 30, 1999...  $329,691     $(174,589)  $ 155,102
                                ========     =========   =========


The accompanying notes are an integral part of this condensed consolidated financial statement.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                  (unaudited)
                             (dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                            ----------------------------
                                                                                               1998            1999
                                                                                            ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................................   $ (1,215)         $(117,657)
Adjustments to reconcile net loss to net cash flows from operating activities --
 Noncash charges --
 Depreciation and amortization  ..........................................................     45,901             44,910
 Accretion of discounts on indebtedness  .................................................        582                518
 Provisions for losses on receivables  ...................................................      9,422             10,321
 Amortization of deferred loan offering costs  ...........................................      5,000              4,485
 Valuation allowance of CRDA investments  ................................................      2,834              3,175
 Gain on property received upon termination of lease  ....................................         --            (17,200)
 Gain on disposition of property  ........................................................         --               (385)
 Write off of net book value of Trump World's Fair assets  ...............................         --             97,682
 (Increase)/decrease in receivables.......................................................    (11,904)             4,657
 Increase in inventories..................................................................       (425)              (157)
 Increase in advances to affiliates.......................................................    (29,209)           (13,671)
 (Increase)/decrease in other current assets..............................................       (598)               462
 Increase in other assets.................................................................     (7,229)            (1,624)
 Increase in accounts payable and accrued expenses........................................      6,724             26,314
 Increase in accrued interest payable.....................................................     37,087             36,563
 Decrease in other long-term liabilities..................................................     (1,879)                --
                                                                                             --------          ---------
  Net cash provided by operating activities  ..............................................    55,091             78,393
                                                                                             --------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment, net of property received upon lease termination...   (14,708)           (10,925)
  Purchase of CRDA investments.............................................................    (7,808)            (7,941)
  Proceeds from disposition of property....................................................        --              4,502
                                                                                             --------          ---------
  Net cash used in investing activities  ..................................................   (22,516)           (14,364)
                                                                                             --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowings....................................................................     1,164                 --
  Payments and current maturities of long-term debt........................................    (6,635)            (4,151)
  Cost of issuing debt.....................................................................      (220)                --
                                                                                             --------          ---------
   Net cash used in financing activities...................................................    (5,691)            (4,151)
                                                                                             --------          ---------


NET INCREASE IN CASH & CASH EQUIVALENTS  ..................................................    26,884             59,878
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  ...........................................   114,879             80,954
                                                                                             --------          ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30  ................................................  $141,763          $ 140,832
                                                                                             ========          =========

CASH INTEREST PAID  .......................................................................  $ 73,899          $  73,862
                                                                                             ========          =========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations  ...................  $  2,192          $   7,818
                                                                                             ========          =========
Reversal of capital contribution  .........................................................  $ 24,599          $       -
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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for a full year.

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

(3) COMBINED FINANCIAL INFORMATION--TRUMP ATLANTIC CITY FUNDING, INC., TRUMP ATLANTIC CITY FUNDING II, INC. AND TRUMP ATLANTIC CITY FUNDING III, INC.

     Combined financial information relating to Trump Atlantic City Funding, Inc. ("Trump AC Funding"), Trump Atlantic City Funding II, Inc. ("Trump AC Funding II") and Trump Atlantic City Funding III, Inc. ("Trump AC Funding III") is as follows:

                                                                   December 31,     September 30,
                                                                      1998             1999
                                                                  --------------   --------------
                                                                                     (unaudited)
Total Assets (including notes receivable of $1,296,438,000 at
 December 31, 1998 and $1,296,956,000 at September 30,
 1999 and related interest receivable)..........................  $1,320,813,000   $1,357,894,000
                                                                  ==============   ==============

Total Liabilities and Capital (including notes payable of
 $1,296,438,000 at December 31, 1998 and $1,296,956,000
 at September 30, 1999 and related interest payable)............  $1,320,813,000   $1,357,894,000
                                                                  ==============   ==============

                                                                          Nine Months Ended
                                                                             September 30,
                                                                         1998           1999
                                                                      ------------   ------------
  Interest Income...............................................      $109,657,000   $109,687,000
                                                                      ============   ============
  Interest Expense..............................................      $109,657,000   $109,687,000
                                                                      ============   ============
  Net Income....................................................                --             --
                                                                      ============   ============

(4) All Star Cafe Transaction

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Trump Taj Mahal Casino Resort (the "Taj Mahal") for an All Star Cafe (the "All Star Cafe Lease"). The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other materials with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

     Subsequent to the expiration of the 120 day period Taj Associates intends to continue operating the facility as a theme restaurant tentatively to be named Trump City Cafe.

(5) Trump World's Fair Closing

     On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $128,375,000, which includes $97,682,000 for the writedown of the assets and $30,693,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

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

     In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission (the "CCC").

     Capital expenditures for Trump AC were $14,708,000 and $10,925,000 for the nine months ended September 30, 1998 and 1999, respectively.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Trump AC. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates at September 30, 1999, its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended September 30, 1998 and 1999. The following table includes selected consolidated data of Trump AC for the three months ended September 30, 1998 and 1999.


                                      Three Months Ended September 30,
                                      --------------------------------
                                          1998           1999
                                      --------------------------------
                                           (dollars in thousands)

Table Game Revenues.................  $   87,984    $   72,043
Decrease over Prior Period..........                $  (15,941)
Table Game Drop.....................  $  506,310    $  460,897
Decrease over Prior Period..........                $  (45,413)
Table Win Percentage................        17.4%         15.6%
Decrease over Prior Period..........                 (1.8) pts
Number of Table Games...............         257           243
Decrease over Prior Period..........                       (14)

Slot Revenues.......................  $  158,228    $  163,295
Increase over Prior Period..........                $    5,067
Slot Handle.........................  $1,941,043    $2,030,489
Increase over Prior Period..........                $   89,446
Slot Win Percentage.................         8.2%          8.0%
Decrease over Prior Period..........                 (0.2) pts
Number of Slot Machines.............       8,340         8,605
Increase over Prior Period..........                       265

Poker Revenues......................  $    4,684    $    5,327
Increase over Prior Period..........                $      643
Number of Poker Tables..............          62            64
Increase over Prior Period..........                         2

Other Gaming Revenues...............  $      784    $      659
Decrease over Prior Period..........                $     (125)

Total Gaming Revenues...............  $  251,680    $  241,324
Decrease over Prior Period..........                $  (10,356)


Number of Guest Rooms...............       2,654         2,654
Occupancy Rate......................        96.7%         96.9%
Average Daily Rate (Room Revenue)...  $    92.52    $    94.87

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to a decrease in table game revenues at the Taj Mahal as a result of a decline in high-end international table game players due to economic conditions. Taj Associates' table game revenues declined $19,252,000 or 32.0% from the comparable period in 1998 as a result of a decline in both the table game drop of $45,302,000 or 13.8% and a decline in the table win percentage to 14.4% from 18.3% in the comparable period in 1998. The table win percentage decline resulted in a year over year reduction in table game revenues of approximately $11,043,000 of the $19,252,000 decline. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.5% and 14.9% for the quarters ended September 30, 1998 and 1999, respectively.

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other materials with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

     Subsequent to the expiration of the 120 day period Taj Associates intends to continue operating the facility as a theme restaurant tentatively to be named Trump City Cafe.

     On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $128,375,000, which includes $97,682,000 for the writedown of the assets and $30,693,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

     Comparison of Nine-Month Periods Ended September 30, 1998 and 1999. The following table includes selected consolidated data of Trump AC for the nine months ended September 30, 1998 and 1999.

                                         Nine Months Ended September 30,
                                         -------------------------------
                                             1998           1999
                                         -------------------------------
                                             (dollars in thousands)

Table Game Revenues.....................  $  225,575    $  200,414
Decrease over Prior Period..............                $  (25,161)
Table Game Drop.........................  $1,388,631    $1,259,057
Decrease over Prior Period..............                $ (129,574)
Table Win Percentage....................        16.2%         15.9%
Decrease  over Prior Period.............                 (0.3) pts
Number of Table Games...................         265           247
Decrease over Prior Period..............                       (18)

Slot Revenues...........................  $  432,140    $  445,307
Increase over Prior Period..............                $   13,167
Slot Handle.............................  $5,304,993    $5,583,844
Increase over Prior Period..............                $  278,851
Slot Win Percentage.....................         8.1%          8.0%
Decrease over Prior Period..............                 (0.1) pts
Number of Slot Machines.................       8,261         8,480
Increase over Prior Period..............                       219

Poker Revenues..........................  $   12,579    $   14,602
Increase over Prior Period..............                $    2,023
Number of Poker Tables..................          62            62
Increase/(Decrease) over Prior Period...                         0

Other Gaming Revenues...................  $    2,045    $    1,920
Decrease over Prior Period..............                $     (125)

Total Gaming Revenues...................  $  672,339    $  662,243
Decrease over Prior Period..............                $  (10,096)


Number of Guest Rooms...................       2,654         2,654
Occupancy Rate..........................        89.1%         92.8%
Average Daily Rate (Room Revenue).......  $    90.59    $    85.91

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to a decrease in table game revenues at the Taj Mahal as a result of a decline in high-end international table game players due to economic conditions and last year results which included an unusual $8 million dollar table game win from one premium player. Taj Associates' table game revenue declined $24,899,000 or 16.7% from the comparable period in 1998 as a result of a decline in both the table game drop of $115,633,000 or 12.8% and a decline in the table win percentage to 15.8% from 16.5% in the comparable period in 1998. The table win percentage decline resulted in a year over year reduction in table game revenues of approximately $5,512,000 of the $24,899,000 decline. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.3% and 15.4% for the nine months ended September 30, 1998 and 1999, respectively.

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease with Taj Associates for the lease of space at the Taj Mahal for an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of Specialty Trade Fixtures became the property of Taj Associates. Specialty Trade Fixtures, which included signs, emblems, logos, memorabilia and other materials with logos of the Official All Star Cafe presently displayed at the premises, could be continued to be used by Taj Associates for a period of up to 120 days without charge. Taj Associates recorded the estimated fair market value of these assets in other revenue based on an independent appraisal in the amount of $17,200,000.

     Subsequent to the expiration of the 120 day period Taj Associates intends to continue operating the facility as a theme restaurant tentatively to be named Trump City Cafe.

     Gaming costs and expenses decreased from the comparable period in 1998 due to decreased marketing and promotional costs.

     On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $128,375,000, which includes $97,682,000 for the writedown of the assets and $30,693,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

Year 2000

     Trump AC has assessed the year 2000 issue and has implemented a plan to ensure that its systems are Year 2000 compliant. Analysis has been made of Trump AC's various customer support and internal administration systems and appropriate modifications have been made or are underway. Testing the modifications is expected to be completed during 1999. Trump AC is approximately 98% complete in its modifications.

     Trump AC believes that the issues of concern are predominately software related as opposed to hardware related. Further, Trump AC relies upon third party suppliers for support of property, plant and equipment, such as communications equipment, elevators and fire safety systems. Contact has been made with all significant system suppliers and Trump AC is at various stages of implementation. When necessary, contracts have been issued to update these systems so as to ensure Year 2000 compliance. The cost of addressing the Year 2000 issue is not expected to be material.

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

     This Year 2000 disclosure constitutes Year 2000 readiness disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act.

Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending September 30, 1999 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward Looking Statements

  The Private Securities Litigation Reform Act of 1995 provides a ''safe harbor'' for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. The statements have not been audited by, examined by, compiled by or subjected to agreed-upon procedures by independent accountants, and no third-party has independently verified or reviewed such statements. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

  Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors of THCR breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants believe that the suit is without merit and on October 1, 1999, the defendants moved to dismiss the complaint. The parties have not yet established a briefing schedule with respect to the motions.

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

    27.1        Financial Data Schedule of Trump Atlantic City Associates.

    27.2        Financial Data Schedule of Trump Atlantic City Funding, Inc.

    27.3        Financial Data Schedule of Trump Atlantic City Funding II, Inc.

    27.4        Financial Data Schedule of Trump Atlantic City Funding III, Inc.

b.   Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 1999 and ending September 30, 1999.

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


                              TRUMP ATLANTIC CITY ASSOCIATES
                                     (Registrant)
                              By:   Trump Atlantic City Holding, Inc.,
                                    its general partner

 Date:    November 4, 1999
                              By: /s/ Francis X. McCarthy Jr.
                                  --------------------------------------
                                  Francis X. McCarthy Jr.
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING, INC.
                                         (Registrant)
Date:      November 4, 1999
                                By: /s/ Francis X. McCarthy Jr.
                                    ------------------------------------
                                    Francis X. McCarthy Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRUMP ATLANTIC CITY FUNDING II, INC.
                                        (Registrant)
Date:      November 4, 1999
                              By: /s/ Francis X. McCarthy Jr.
                                  -------------------------------------
                                  Francis X. McCarthy Jr.
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRUMP ATLANTIC CITY FUNDING III, INC.
                                         (Registrant)
Date:      November 4, 1999
                               By: /s/ Francis X. McCarthy Jr.
                                   --------------------------------------
                                   Francis X. McCarthy Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)