Form 10-K405
period 1999-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2000-03-30
CIK 897729, 1006918, 1052517, 1052519

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999
                                      OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from         to
                         Commission File No.: 333-643
                        TRUMP ATLANTIC CITY ASSOCIATES
            (Exact Name of Registrant as specified in its charter)

                        New Jersey                                                   22-3213714
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                     2500 Boardwalk                                                    08401
                 Atlantic City, New Jersey                                           (Zip Code)
        (Address of principal executive offices)
Registrant's telephone number, including area code: (609) 441-6060

                       TRUMP ATLANTIC CITY FUNDING, INC.
             (Exact Name of Registrant as specified in its charter)

                         Delaware                                                    22-3418939
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                     2500 Boardwalk                                                    08401
                 Atlantic City, New Jersey                                           (Zip Code)
        (Address of principal executive offices)
Registrant's telephone number, including area code: (609) 441-6060

                      TRUMP ATLANTIC CITY FUNDING II, INC.
             (Exact Name of Registrant as specified in its charter)

                         Delaware                                                    22-3550202
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                     2500 Boardwalk                                                    08401
                 Atlantic City, New Jersey                                           (Zip Code)
        (Address of principal executive offices)
Registrant's telephone number, including area code: (609) 441-6060

                     TRUMP ATLANTIC CITY FUNDING III, INC.
             (Exact Name of Registrant as specified in its charter)

                         Delaware                                                    22-3550203
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                     2500 Boardwalk                                                    08401
                 Atlantic City, New Jersey                                           (Zip Code)
        (Address of principal executive offices)

Registrant's telephone number, including area code: (609) 441-6060 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---
  The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of March 30, 2000 was $0.
                                                     -----
  The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of March 30, 2000 was $0.
                                                         -----
  The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of March 30, 2000 was $0.
                                                          -----
  Indicate by check mark whether the Registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   X  No
                       ---
  As of March 30, 2000, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

  As of March 30, 2000, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

  As of March 30, 2000, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

  Documents Incorporated by Reference--Not applicable.
================================================================================

                                   FORM 10-K

                               TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

PART I......................................................................   1
 ITEM 1. BUSINESS...........................................................   1
  General...................................................................   1
  Trump Plaza...............................................................   1
  Taj Mahal.................................................................   4
  TCS.......................................................................   7
  Trademark/Licensing.......................................................   7
  Certain Indebtedness......................................................   7
  Atlantic City Market......................................................   8
  Competition  .............................................................   9
  Gaming and Other Laws and Regulations.....................................  12

 ITEM 2. PROPERTIES.........................................................  18
  Trump Plaza...............................................................  18
  Taj Mahal.................................................................  19

 ITEM 3. LEGAL PROCEEDINGS..................................................  21

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................  23

PART II.....................................................................  24

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS............................................................  24

 ITEM 6. SELECTED FINANCIAL DATA............................................  24

 ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND
         RESULTS OF OPERATIONS..............................................  26

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  32

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  32

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE...............................................  32

PART III....................................................................  33

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  33

 ITEM 11. EXECUTIVE COMPENSATION............................................  37
    Employment Agreements...................................................  39
    Compensation of Directors...............................................  41
    Compensation Committee Interlocks and Insider Participation.............  41

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT....................................................  42

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  42

PART IV.....................................................................  44

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K...............................................  44

IMPORTANT FACTORS RELATING TO FORWARD LOOKING STATEMENTS....................  50

SIGNATURES..................................................................  51

    Trump Atlantic City Associates..........................................  52

    Trump Atlantic City Funding, Inc........................................  53

    Trump Atlantic City Funding II, Inc.....................................  54

    Trump Atlantic City Funding III, Inc....................................  55

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES............. F-1

                                    PART I

ITEM 1.  BUSINESS.

General

     Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership, was formed under the name of Trump Plaza Holding Associates on February 17, 1993. Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), was formed on January 30, 1996. Trump Atlantic City Funding II, Inc. ("Funding II") and Trump Atlantic City Funding III, Inc. ("Funding III"), each a Delaware corporation, were formed on November 18, 1997. Each of the Registrants are wholly owned subsidiaries of Trump Hotels & Casino Resorts Holdings, L.P. ("THCR Holdings"), of which Trump Hotels & Casino Resorts, Inc. ("THCR") is the general partner. THCR is the exclusive vehicle through which Donald J. Trump ("Trump") engages in new gaming activities in both emerging and established gaming jurisdictions. Trump AC owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal"), each located on The Boardwalk in Atlantic City, New Jersey ("The Boardwalk").

     The following table profiles Trump AC's current casino and hotel capacity:

                                                 Trump
                                                 Plaza
                                                 Main            Trump
                                               Facility        Plaza East      Taj Mahal          Total
                                              ----------      ------------    -----------        -------
Gaming square footage...................        71,979            13,933         152,350         238,262
Slot machines...........................         2,183               603           4,452           7,238
Table games.............................            94                 0             210             304
Hotel rooms.............................           555               349           1,250           2,154

     The Registrants operate in only one industry segment. See "Financial Statements and Supplementary Data."

     Trump Plaza

     Management believes that Trump Plaza's Five Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. These amenities and services include a broad selection of dining choices, headline entertainment, deluxe accommodations, tennis courts, swimming and health spa facilities and a state of the art beauty salon.

     Management believes that as a result of Trump Plaza's strategic location and high quality amenities, Trump Plaza is one of the premier host properties in Atlantic City. Management believes that the construction of the new convention center and the tourist corridor linking the new convention center with The Boardwalk enhances the desirability of Atlantic City generally and, as a result of Trump Plaza's central location, benefits Trump Plaza in particular. Trump Plaza's location on The Boardwalk at the end of the main highway into Atlantic City makes it highly accessible for both "drive-in" and "walk-in" patrons.

     The following table details Trump Plaza's current casino and hotel capacity:

                                                   Trump
                                                 Plaza Main         Trump Plaza
                                                  Facility              East            Total
                                                ------------       -------------       -------
Gaming square footage....................          71,979              13,933           85,912
Slot machines............................           2,183                 603            2,786
Table games..............................              94                   0               94
Hotel rooms..............................             555                 349              904

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

     Trump World's Fair. During the fourth quarter of 1999, Trump World's Fair ("Trump World's Fair") was closed and is in the process of being demolished to make way for a new development site. Trump World's Fair was situated in a twenty year old structure with a casino on three levels, lacked a parking garage and was inefficient to operate. Management believes that Trump Plaza will capture a significant portion of the customers displaced by the closure of Trump World's Fair and will be able to service those customers with available capacity, while at the same time creating what management believes is perhaps the finest development site in Atlantic City for either sale or future development by THCR.

     Trump Plaza Business Strategy

     General. A primary element of Trump Plaza's business strategy is to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Such high-end players typically wager $5 or more per play in slots and $25 or more per play in table games.

     Trump Plaza also caters to the mid to high level segment. Trump Plaza's concentration of special events, entertainment, suites and variety of gourmet restaurants define its presence and highly perceived image. Trump Plaza's suite product, high-end slot clubs and fine dining restaurants indicate Plaza Associates' commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, it also offers a fun, relaxing experience which is extremely appealing to the bus rider. A combination of lower slot denominations, including one of Atlantic City's largest nickel lounges, lower table limits, sweepstakes, bus bingo programs and tournaments, make this possible.

     "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Plaza Associates offers complimentary drinks, meals, room accommodations and/or travel arrangements to its patrons ("complimentaries" or "comps"). Management monitors Trump Plaza's policy so as to provide complimentaries primarily to patrons with a demonstrated propensity to wager at Trump Plaza. A patron's propensity to wager is determined by a review of the patron's prior gaming history at Trump Plaza as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any complimentaries, is potentially profitable to Plaza Associates.

     Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers a variety of headline entertainment throughout the year.

     Player Development/Casino Hosts. Plaza Associates currently employs gaming representatives in New Jersey, Pennsylvania and other states to promote Trump Plaza to prospective gaming patrons. Player development personnel host special events, offer incentives and contact patrons directly in an effort to attract high-end table game patrons from the United States, Canada and South America. Trump Plaza's casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit frequent player slot card (the "Trump Card") sign-ups in order to increase Plaza Associates' marketing base.

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

     Bus Program. Trump Plaza has a bus program, which transports approximately 1,800 gaming patrons per day during the week and 3,600 per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. Trump Plaza's Transportation Facility (as defined) contains 13 bus bays and is connected by an enclosed pedestrian walkway to Trump Plaza. The Transportation Facility provides patrons with immediate access to the casino, and contains a comfortable lounge area for patrons waiting for return buses.

     Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1997, 1998 and 1999 credit play as a percentage of total dollars wagered was approximately 18.9% , 22.4% and 22.8%, respectively. Trump Plaza bases credit limits on all individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check using a credit agency specializing in casino credit on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Trump Plaza deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

     Facilities and Amenities

     Trump Plaza. The casino in Trump Plaza's main tower currently offers 94 table games and 2,183 slot machines. In addition to the casino, Trump Plaza's main tower consists of a 31-story tower with 555 guest rooms, including 62 suites. Trump Plaza's main tower also offers 10 restaurants, a 750-seat cabaret theater, four cocktail lounges, 28,000 square feet of convention, ballroom and meeting room space, a swimming pool, tennis courts and a health spa.

     The entry level of Trump Plaza's main tower includes a cocktail lounge, three gift shops, a deli, a coffee shop, a pastry shop and a buffet. The casino level houses the casino, an exclusive slot lounge for high-end patrons and an ocean view high-end slot area and a private gaming area themed with various elements of Asian decor. An enclosed walkway connects Trump Plaza at the casino level with the original Atlantic City Convention Center.

     Trump Plaza East offers 349 hotel rooms and a casino with windows overlooking the Atlantic Ocean and The Boardwalk.

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

     Trump Plaza opened a new table gaming area named "Shangri-La" to cater specifically to the Asian gaming customer. Shangri-La features 15 Asian style games (Pai-gow Poker, etc.) in a private gaming area themed with various elements of Asian decor. Adjacent to the Shangri-La gaming area is the Shangri-La Cafe, an existing eatery that was also themed with Asian decor and offers additional amenities targeted to attract Asian customers to include a kareoke stage area, sushi bar and more. The cost to renovate both of these areas was approximately $700,000.

     In January 2000, Trump Plaza completed an approximately $425,000 renovation and expansion of its salon. The new 2,720 square foot salon offers state of the art equipment and a full range of services geared towards Trump Plaza's high end clientele.

     Time Warner Entertainment Company, L.P. ("Time Warner") operates a Warner Brothers Studio Store occupying the entire first floor of retail space on The Boardwalk at Trump Plaza East (approximately 17,000 square feet).

     The original Atlantic City Convention Center, which is immediately adjacent to Trump Plaza, is undergoing a $72 million renovation funded by the CRDA.
These improvements are expected to be complete by the summer of 2001 and will convert the East Hall into a modern special events venue that management believes will benefit Trump Plaza.

     Employees and Labor Relations

     Plaza Associates has approximately 3,100 full-time equivalent employees of whom approximately 1,100 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory. Certain of Plaza Associates' employees must be licensed or registered under the New Jersey Casino Control Act (the "Casino Control Act").

     Historical Background

     The 1997 Events. In December 1997, Trump AC and Funding II issued the TAC II Notes (as defined) and Trump AC and Funding III issued the TAC III Notes (as defined).

      Taj Mahal

     The Taj Mahal continues to rank first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 1999 as well as in each previous year since opening in 1990. The Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its Five Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from growth of the Atlantic City market.

     In past years, Taj Associates has completed construction of the Taj Entertainment Complex (as defined), reconfigured and expanded the casino floor to provide race simulcasting, poker wagering and keno, opened an Asian themed table game area, opened the Bengal Club for mid-level slot players and increased the number of poker tables and slot machines. The Taj Mahal's poker room is the largest in Atlantic City, which management believes adds to its customers' overall gaming experience. Taj Associates continually monitors operations to adapt to and anticipate industry trends. From 1994 to mid-1997, the Taj Mahal refurbished substantially all of its hotel guest rooms and corridors and replaced all of its existing slot machines with new, more efficient machines with bill acceptors. Moreover, to further attract high-end players, the Taj Mahal opened the Dragon Room, an Asian themed table gaming area with 16 table games, and the Sultan's Palace, a separate 5,900 square-foot high-end slot lounge. In connection with the Sultan's Palace, the Taj Mahal opened the relocated and expanded President's Club for high-end slot players.

     Also, in recent years, the Taj Mahal constructed a 2,400 space expansion of the existing self parking facilities, which was completed in May 1997, and an approximately 7,000 square foot casino expansion accommodating approximately 260 slot machines with frontage on The Boardwalk, which was completed in July 1997. In addition, to increase entertainment opportunities for customers, the Hard Rock Cafe, the All Star Cafe and the Stage Deli of New York were opened at the Taj Mahal. A Warner Brothers Studio Store opened at the Taj Mahal in May 1997. In 1999, Taj Associates again expanded its casino floor boardwalk frontage by approximately 4,600 square feet, accommodating the addition of approximately 200 slot machines.

     The Taj Mahal recently completed the expansion of the retail shopping area along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area.

     In November 1998, the Taj Mahal entered into a development agreement with the New Jersey Casino Reinvestment Development Authority (the "CRDA") for the redevelopment of the road corridors and surrounding neighborhoods leading from Route 30, one of its major access routes, and the Taj Mahal. The project, which is expected to cost approximately $20.8 million and will use the Taj Mahal's funds on deposit with the CRDA, is scheduled to be completed in phases through the summer of 2000 and will greatly enhance the Taj Mahal's customer's experience and ease in reaching the Taj Mahal. The project itself will greatly improve the road infrastructure and lighting, provide extensive landscaping, involve the acquisition and demolishing of deteriorated buildings and involve the completion of a new housing development.

     Taj Mahal Operations

     General. The Taj Mahal currently has approximately 152,350 square feet of gaming space, 210 table games and 4,452 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 67 poker tables. The casino's offerings include blackjack, craps, roulette, baccarat, mini baccarat, sic-bo, pai gow, pai gow poker, Caribbean stud poker, big six, Spanish 21, mini dice and let it ride poker. In addition, the Taj Mahal offers an Asian themed table game area which offers 16 popular Asian table games catering to the Taj Mahal's growing Asian clientele. As a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of select customers: the Maharajah Club for high-end table game players, the President's Club for high-end slot players and the Bengal Club for other preferred slot players.

     In recent years, to increase entertainment opportunities for customers, the Hard Rock Cafe, the All Star Cafe and the Stage Deli of New York were opened at the Taj Mahal. A Warner Brothers Studio Store opened in May 1997.

     The Taj Mahal currently consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30 acres of land. The Taj Mahal has 1,250 guest rooms (including 242 suites), 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex") and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility. The Xanadu Theater and Mark Etess Arena have allowed the Taj Mahal to offer longer running, more established productions that cater to the tastes of the Taj Mahal's high-end international guests, and has afforded the Taj Mahal more flexibility in the use of its facilities for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend marquee events such as high visibility sporting events, international festivals and contemporary concerts to maximize casino traffic and to maintain the highest level of glamour and excitement at the Taj Mahal.

     Gaming Environment. The Taj Mahal's management continues to capitalize on the Taj Mahal's status as one of the largest facilities in Atlantic City and a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable gaming experience. In the period 1994 through 1997, the Taj Mahal substantially replaced all of its existing slot machines with new, more efficient machines with bill acceptors. In addition, the Taj Mahal features a 12,000 square-foot poker and simulcast area, which features 67 poker tables in the largest poker room in Atlantic City. For the year ended December 31, 1999, the Taj Mahal captured approximately 55.3% of the total Atlantic City poker revenues. In 1997 the Taj Mahal expanded its casino floor by approximately 8,600 square feet. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horserace simulcasting location. In 1999 the Taj Mahal again expanded its casino floor boardwalk frontage by approximately 4,600 square feet, accommodating the addition of approximately 200 additional slot machines.

     The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the New Jersey Casino Control Commission (the "CCC") on an ongoing basis, to accommodate changes in patron demand. Management continuously monitors the configuration of the casino floor and the games it offers to patrons with a view towards making changes and improvements. For example, the Taj Mahal's casino floor has clear, large signs for the convenience of patrons. Additionally, as new games have been approved by the CCC, management has integrated such games to the extent it deems appropriate. Mini dice was added in 1997. Spanish 21 was added in 1999.

     "Comping" Strategy. In order to compete effectively with other casino hotels, the Taj Mahal offers Complimentaries. Currently, the policy at the Taj Mahal is to focus promotional activities, including Complimentaries, on middle and upper middle market "drive in" patrons with a propensity to wager who visit Atlantic City frequently and have proven to be the most profitable market segment. Comping policy is determined by a patron's propensity to wager. A patron's propensity to wager is determined by a review of the patron's prior gaming history at the Taj Mahal as well as other gaming establishments in Atlantic City. Each patron is analyzed to ensure that the patron's gaming activity, net of any Complimentaries, is potentially profitable to Taj Associates. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

     Entertainment. Management of the Taj Mahal believes headline entertainment, as well as other sporting and entertainment events, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater, together with the Mark Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline programs. The Taj Mahal regularly engages well-known musicians and entertainment personalities and will continue to emphasize weekend "marquee" events such as high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement. Mid-week uses for the facilities include convention events and casino marketing sweepstakes.

     Player Development. Management of the Taj Mahal employs marketing representatives as a means of attracting high-end slot and table gaming patrons to the property and to host special events, offer incentives and contact patrons directly in the United States, Canada and South America. In addition, targeted marketing to international clientele will be continued in Latin America, Mexico, Europe, the Far East and the Middle East.

     The casino hosts assist patrons on the casino floor, make room and dinner reservations and provide general assistance. They also solicit Trump Card sign-ups in order to increase the Taj Mahal's marketing base.

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

     The Taj Mahal conducts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments also tend to play on the casino floor at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal.

     Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1997, 1998 and 1999, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 31.2%, 26.6% and 23.7%, respectively. The Taj Mahal bases credit limits on all individual patron's creditworthiness, as determined by an examination of the following criteria: (i) checking each patron's personal checking account for current and average balances, (ii) performing a credit check using a credit agency specializing in casino credit on each domestic patron and (iii) checking each patron's credit limits and indebtedness at all casinos in the United States as well as many island casinos. The above determination of a patron's continued creditworthiness is performed for continuing patrons on a yearly basis or more frequently if the Taj Mahal deems a re-determination of creditworthiness is necessary. In addition, depositing of markers is regulated by the State of New Jersey. Markers in increments of $1,000 or less are deposited in a maximum of 7 days; markers of increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of over $5,001 are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

     Employees

     Taj Associates has approximately 4,500 full time equivalent employees for the operation of the Taj Mahal, of whom approximately 1,875 employees are covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory and that its staffing levels are sufficient to provide superior service. Certain of Taj Associates' employees must be licensed or registered under the Casino Control Act.

TCS

     Trump Casino Services, L.L.C. ("TCS"), a New Jersey limited liability company, was formed on June 27, 1996 for the purpose of reducing operating costs by consolidating certain administrative functions of, and providing certain services to, each of Plaza Associates and Taj Associates, the owner and operator of Trump Plaza and the Taj Mahal, respectively. Trump AC and Trump Atlantic City Corporation ("TACC"), a wholly owned subsidiary of Trump AC, own a 99% and 1% interest, respectively, in TCS. In June 1996, the CCC granted TCS an initial casino license through July 1997 which has been renewed through July 2003. On July 8, 1996, TCS, Plaza Associates and Taj Associates entered into an agreement (the "TCS Services Agreement") pursuant to which TCS provides to each of Taj Associates and Plaza Associates certain management, financial and other functions and services necessary and incidental to the respective operation of each of their casino hotels. Management believes that TCS' services to Taj Associates and Plaza Associates result in cost savings and operational synergies. On October 23, 1996, TCS, Plaza Associates, Taj Associates and Trump Castle Associates, L.P. ("Castle Associates"), the owner and operator of Trump Marina Hotel Casino ("Trump Marina"), entered into an Amended and Restated Services Agreement pursuant to which TCS also provides those same functions and services to Castle Associates in connection with the operation of Trump Marina.

Trademark/Licensing

     Subject to certain restrictions, THCR has the exclusive right to use the "Trump" name and likeness in connection with gaming and related activities pursuant to a trademark license agreement and the amendment thereto between Trump and THCR, as amended (the "License Agreement"). Pursuant to the License Agreement, Trump granted to THCR the world-wide right and license to use the names "Trump," "Donald Trump" and "Donald J. Trump" (including variations thereon, the "Trump Names") and related intellectual property rights (collectively, the "Marks") in connection with casino and gaming activities and related services and products. The License Agreement does not restrict or restrain Trump from the right to use or further license the Trump Names in connection with services and products other than casino services and products.

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

Certain Indebtedness

     TAC I Notes. In April 1996, Trump AC and Trump AC Funding issued in an underwritten offering $1,200,000,000 aggregate principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC I Notes"). The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

     TAC II Notes. In December 1997, Trump AC and Funding II issued $75,000,000 principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC II Notes"). The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

     TAC III Notes. In December 1997, Trump AC and Funding III issued $25,000,000 principal amount of Mortgage Notes which mature on May 1, 2006 (the "TAC III Notes"). The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

     Plaza Notes. The 10-7/8% First Mortgage Notes due 2001 (the "Plaza Notes") of Trump Plaza Funding, Inc. ("Plaza Funding") were retired in April 1996. The Plaza Notes were issued by Plaza Funding, with Plaza Associates providing a full and unconditional guaranty thereof. The Plaza Notes were retired through repurchase and defeasance and Plaza Funding and Plaza Associates were released from their obligations under all financial and negative covenants and certain other provisions contained in the indenture under which the Plaza Notes were issued (the "Plaza Note Indenture"), and the Plaza Note Security (as defined in the Plaza Note Indenture) was released against the deposit of cash or U.S. government obligations in an amount sufficient to effect the redemption on June 15, 1998 of all of the Plaza Notes so defeased, at a redemption price of 105% of the principal amount thereof, together with accrued and unpaid interest to such date. Additionally, Plaza Funding irrevocably instructed the Plaza Note Trustee (as defined in the Plaza Note Indenture) to provide notice of such redemption not less than 30 or more than 60 days prior to June 15, 1998.

     Other Indebtedness. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $10.1 million of indebtedness, including, as of December 31, 1999, approximately $1.3 million due under outstanding mortgage notes described above.

Atlantic City Market

     The Atlantic City Market has demonstrated continued growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels in Atlantic City generated approximately $4.18 billion in gaming revenues in 1999, an increase of approximately 3.2% over 1998 gaming revenues of approximately $4.05 billion. From 1995 to 1999, total gaming revenues in Atlantic City have increased approximately 11.1%, while hotel rooms increased by 20.6% during that period. Although total visitor volume to Atlantic City remained relatively constant in 1999, the volume of bus customers decreased to
9.5 million in 1999 from 9.9 million in 1998, also representing a decline from
9.6 million in 1995. The volume of customers traveling by other means to Atlantic City has grown from 23.7 million in 1995 to 24.7 million in 1999.

     Casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, for the last five years. Management believes that this relatively slower growth is primarily attributable to two key factors. First, there were no significant additions to hotel capacity in Atlantic City until 1996. Las Vegas visitor volumes have increased, in part, due to the continued addition of new hotel capacity. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Secondly, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate than in Las Vegas. Total regulatory costs and tax levies in New Jersey have exceeded those in Nevada since inception, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. The infrastructure problems, manifested by impaired accessibility of the casinos, downtown Atlantic City congestion and the condition of the areas surrounding the casinos have made Atlantic City less attractive to the gaming customer.

     Total Atlantic City slot revenues increased 4.6% in 1999 from 1998, continuing a trend of increases over the past seven years. From 1995 through 1999, slot revenue growth in Atlantic City has averaged 5.2% per year. Total table game revenue decreased 0.1% in 1999, while table game revenue from 1995 to 1999 has increased on average approximately 1.6% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last seven years. Bill acceptors, new slot machines, video poker, themed slot machines and other improvements have increased the popularity in slot play to include a larger number of guests interested in its entertainment value. Casino operators in Atlantic City have added slot machines in favor of table games due to increased public acceptance of slot play and due to slot machines' comparatively higher profitability as a result of lower labor and support costs. Since 1995, the number of slot machines in Atlantic City has increased by 19.4%, while the number of table games has increased by 2.5%. Slot revenues increased from 68.4% of total casino revenues in 1995 to 70.8% in 1999. The second reason for historic slow growth in table game revenue is that table game players are typically higher end players and are more likely to be interested in overnight stays and other amenities. During peak season and weekends, room availability in Atlantic City is currently inadequate to meet demand, making it difficult for casino operators to aggressively promote table play.

     The regulatory environment in Atlantic City has improved over the years. Most significantly, 24-hour gaming has been approved, poker, simulcasting and keno have been added and certain regulatory burdens have been reduced. In particular, comprehensive amendments to New Jersey gaming laws were made in January 1995, which have eliminated duplicative regulatory oversight and channeled a certain portion of operator's funds through 2003 from regulatory support into uses of the

CRDA. Administrative costs of regulation will be reduced while increasing funds will be available for new development in Atlantic City. In addition, in 1994, legislation was enacted which eliminated the requirement that a casino consist of a "single room" in a casino hotel. A casino may now consist of "one or more locations or rooms" approved by the CCC for casino gaming.

     Atlantic City's new convention center, with approximately 500,000 square feet of exhibit and pre-function space, 45 meeting rooms, food-service facilities and a 1,600-car underground parking garage, is the largest exhibition space between New York City and Washington, D.C. It is located at the base of the Atlantic City Expressway and opened in May 1997. Atlantic City's original convention center is located on The Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places, is currently undergoing, with funding approved by the CRDA in February 1999, a $72 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert it into a modern special events venue and will include new seating for 10,000 to 14,000 in its main auditorium, and new lighting, sound and television-ready wiring systems.

     In the fall of 1998, the South Jersey Transportation authority (the "SJTA") began constructing a 2.2 mile roadway and tunnel system in Atlantic City which will connect the Atlantic City Expressway to the Marina District and the City of Brigantine and is scheduled to be completed in the spring of 2001. The $330 million roadway project, upon completion, will provide vehicles arriving in Atlantic City on the Atlantic City Expressway with direct access to the Marina District, including Trump Marina and the marina at Trump Marina. On January 25, 2000, the Appellate Division of the New Jersey Superior Court reversed, in part, the issuance of certain development permits which authorized the SJTA to construct this roadway and granted THCR the right to a trial-type administrative hearing in the New Jersey Department of Environmental Protection to determine whether the approved roadway design unfairly and unreasonably either impedes patron access to Trump Marina and the marina at Trump Marina from the proposed H-Tract casino resort development or obscures the visibility of Trump Marina's electronic reader board signage.

     In addition to the planned casino expansions (see "Competition"), major infrastructure improvements have been completed. The CRDA oversaw the development of the $88 million "Grand Boulevard" corridor that links the new convention center with The Boardwalk. The project was completed in early 1998. Furthermore, as set forth in a November 1998 agreement with the CRDA, a $20.8 million beautification project is now in progress for the five block Virginia and Maryland Avenue corridors which connect the thirty acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project includes the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a twenty-six unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project is expected to be substantially completed by the summer of 2000.

     Management believes that these gaming regulatory reforms will serve to permit future reductions in operating expenses of casinos in Atlantic City and to increase the funds available for additional infrastructure development through the CRDA. Due principally to an improved regulatory environment, general improvement of economic conditions and high occupancy rates, significant investment in the Atlantic City Market has been initiated and/or announced. Management believes that these increases in hotel capacity, together with infrastructure improvements, will be instrumental in stimulating future revenue growth in the Atlantic City Market. See "Competition."

Competition

     Atlantic City. Competition in the Atlantic City Market is intense. Trump Plaza, the Taj Mahal and Trump Marina (the "Atlantic City Properties") compete with other casino hotels located in Atlantic City as well as with each other. At present, there are 12 casino hotels located in Atlantic City, including the Atlantic City Properties, all of which compete for patrons. In addition, there are several sites on The Boardwalk and in the Marina District on which casino hotels could be built in the future and various applications for casino licenses have been filed and announcements with respect thereto made from time to time (including a casino resort joint venture (the "Mirage Joint Venture") between Mirage and the Boyd Gaming Corporation to be built in the Marina District which will contain 1,200 rooms, and a casino resort by MGM Grand, Inc. ("MGM") to be built on The Boardwalk after MGM purchases the land chosen as the site for the casino resort). Although management is not aware of any current construction on such sites by third parties, infrastructure improvements in the area have begun. Mirage intends to build a casino resort called LeJardin which will contain approximately 2,000 rooms and will be linked to the resort created as a result of the Mirage Joint Venture. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City Market. While management believes that the addition of hotel capacity would be beneficial to the Atlantic City Market generally, there can be no assurance that such expansion would not be materially disadvantageous to the Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

     In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West casino hotel ("Bally's") owned by Park Place. Park Place has announced plans to connect the Caesar's and Bally's properties with a $24 million connector, which will include additional gaming space, restaurants and retail shops. Announced completion is September 2000. In March 2000, MGM announced an agreement to acquire Mirage, a deal which includes Mirage's property holdings in Atlantic City. At this time, it is not possible to determine the impact that this acquisition will have on Mirage's planned development in the H-Tract or MGM's planned development on The Boardwalk.

     Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. During 1995, all 12 casinos experienced increased gaming revenues compared to 1994. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues. In 1998, seven casinos experienced increased gaming revenues compared to 1997 (including Trump Plaza), while five casinos experienced decreased revenues (including the Taj Mahal). In 1999, ten casinos experienced increased gaming revenues compared to 1998 (including the Taj Mahal), while two casinos experienced decreased revenues (including Trump Plaza).

     Between April 30, 1993 and December 31, 1995, many operators in Atlantic City expanded their facilities in anticipation of and in connection with the June 1993 legalization of simulcasting and poker, increasing total gaming square footage by approximately 181,200 square feet (23.3%) of which approximately 136,200 square feet is currently devoted to poker, keno and race simulcasting. During this same period, 172 poker tables and 5,500 slot machines were added. During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,211 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998. During 1999, casino floor space decreased by approximately 41,071 square feet of which approximately 49,211 was due to the closing of Trump World's Fair. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair and table games decreased by approximately 47 units during 1999.

     The Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, the Atlantic City Properties face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. In September 1995, New York introduced a keno lottery game, which is played on video terminals that have been set up in approximately 1,800 bars, restaurants and bowling alleys across the state. Bay Cruises is operating a gambling cruise ship where patrons are taken from a pier in Sheepshead Bay in Brooklyn, New York to international waters to gamble. In September 1997, another gambling cruise ship was launched off the coast of Montauk, New York. On April 24, 1998 Freeport Casino Cruises began operating a gambling ship in Long Island, New York. Manhattan Cruises, a company offering gambling cruises departing from Manhattan, New York City since January 28, 1998, suspended operations in early May 1998, but has announced plans to resume operations shortly. Other companies (including South Shore Cruise Lines, President Casino and Circle Line) are currently seeking permission to operate similar cruises in the New York City area. On December 5, 1997, the mayor of New York City proposed the construction of a casino on Governors Island, located in the middle of New York Harbor; however, the proposal would require an amendment to the New York State Constitution and the sale of the island to New York by the federal government. In Delaware, a total of approximately 2,600 slot machines were installed at three horse racetracks in 1996. Initial legislation allowed a maximum of 1,000 slot machines at each of the three racetracks. In 1998, the Delaware legislature approved a bill which would more than double the number of slot machines allowed at the three racetracks. At the end of 1999, there was a total of approximately 4,200 slot machines installed and operational. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the temporary Casino Niagara opened in Niagara Falls, Ontario. Ontario officials expect that two-thirds of Casino Niagara's patrons will come from the United States, predominantly from western New York. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Atlantic City Properties may also face competition from various forms of internet gambling.

     In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Atlantic City Properties compete directly with each other for gaming patrons.

     Other Competition. In addition, the Atlantic City Properties also faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act ("IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Atlantic City Properties and the Indiana Riverboat. In March 1996, the United States Supreme Court struck down a provision of IGRA which allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

     In 1991, the Mashantucket Pequot Nation opened Foxwoods, a casino facility in Ledyard, Connecticut, located in the far eastern portion of such state, an approximately three-hour drive from New York City and an approximately two and one- half hour drive from Boston, which currently offers 24-hour gaming and contains approximately 5,900 slot machines. An expansion at Foxwoods, completed in April 1998, includes additional hotel rooms, restaurants and retail stores. A high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island. In addition, in October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has approximately 3,000 slot machines. The Mohegan Nation has announced plans for an expansion of the casino facilities and the construction of a hotel, convention center and entertainment center to be completed in the spring of 2002. In addition, the Eastern Pequots are seeking formal recognition as a Native American tribe for the purpose of opening a casino in the North Stonington area. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots would not have a materially adverse impact on the operations of the Atlantic City Properties.

     A group in Cumberland County, New Jersey calling itself the "Nanticoke Lenni Lenape" tribe has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood claiming that the city is built on ancestral land. The city of Wildwood, which supported the plan to build a casino, had entered settlement negotiations, offering to deed municipal land to the tribe. The plan, which was opposed by the State of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed. In July 1993, the Oneida Nation opened a casino featuring 24-hour table gaming and electronic gaming systems, but without slot machines, near Syracuse, New York. The Oneida Nation opened a hotel in October 1997 that included expanded gaming facilities, and has constructed a golf course and convention center. In April 1999, the St. Regis Mohawk Nation opened a casino, with slot machines, in the northern portion of the state close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intent to open a casino at the Monticello Race Track in the Catskill Mountains region of New York; however, any Native American gaming operation in the Catskills is subject to the approval of the Governor of New York. The Seneca Nation plans to negotiate with New York State to open a casino in Western New York; however, the proposed casino would be subject to the purchase of additional property that is declared reservation territory by the federal government. The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island. The Aquinnah Wampanoag Tribe is seeking to open a casino in Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City.

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

Gaming and Other Laws and Regulations

     The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations. Unless otherwise indicated, all references to "Trump Plaza" include Trump Plaza's main tower, including Trump Plaza East.

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

     Operating Licenses. In June 1999, the CCC renewed Taj Associates' license to operate the Taj Mahal through March 2003, renewed Plaza Associates' license to operate Trump Plaza through June 2003, and renewed TCS' license through July 2003.

     Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino licenses currently held by Plaza Associates, Taj Associates and TCS are renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the "Division").

     To be considered financially stable, a licensee must demonstrate the following abilities: to pay winning wagers when due; to achieve an annual gross operating profit; to pay all local, state and federal taxes when due; to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and to pay, exchange, refinance or extend debts which will mature or become due and payable during the license term.

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

     Management believes that it has adequate financial resources to meet the financial stability requirements of the Casino Control Act for the foreseeable future.

     Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates or Taj Associates to or for the benefit of any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates' or Taj Associates' cash position falls below $5.0 million for three consecutive business days, such entity must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

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

     Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8% on its gross casino revenues. For the years ended December 31, 1997, 1998 and 1999, Plaza Associates' gross revenue tax was approximately $30.1 million, $30.2 million and $28.6 million, respectively, and its license, investigation and other fees and assessments totaled approximately $6.0 million, $5.2 million and $5.3 million, respectively. For the years ended December 31, 1997, 1998 and 1999, Taj Associates' gross revenue tax was approximately $41.7 million, $41.1 million and $40.3 million, respectively, and its license, investigation and other fees and assessments totaled approximately $3.9 million, $4.4 million and $5.3 million, respectively.

     Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA ("CRDA Bonds"). CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

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

     From the monies made available to the CRDA, the CRDA is required to set aside $175 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

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

     Gaming Credit. Plaza Associates' and Taj Associates' casino games are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

     Control Procedures. Gaming at the Atlantic City Properties is conducted by trained and supervised personnel. Plaza Associates and Taj Associates employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

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

     The PHMC Lease is a "net lease" pursuant to which Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the Plaza Leasehold Tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the Plaza Leasehold Tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will vest in PHMC. The PHMC Lease also contains an option pursuant to which Plaza Associates may purchase the Plaza Leasehold Tract at certain times during the term of such PHMC Lease under certain circumstances.

     Trump Plaza East. In connection with the Taj Acquisition, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising Trump Plaza East for a purchase price of $28.0 million.. Plaza Associates currently leases a portion of the land which comprises Trump Plaza East from an unrelated third party.

     In September 1993, Trump (as predecessor in interest to Plaza Associates under the lease for Trump Plaza East) entered into a sublease with Time Warner (the "Time Warner Sublease") pursuant to which Time Warner subleased the entire first floor of retail space for a new Warner Brothers Studio Store which opened in July 1994. Time Warner renovated the premises in connection with the opening of the Warner Brothers Studio Store. The lease term is for ten years and gives Time Warner the option to renew for two additional 5-year terms. Time Warner is required to pay percentage rent monthly in an amount equal to (i) 7.5% of gross annual sales up to $15.0 million and (ii) 10% of gross annual sales in excess of $15 million. The terms of the Time Warner Sublease give Time Warner the right to terminate the sublease if (i) gross annual sales are less than $5.0 million for year two or less than $5.0 million as adjusted by CPI for years three through nine; and (ii) Trump Plaza ceases to operate as a first class hotel.

     Trump World's Fair. Pursuant to an option to purchase Trump World's Fair, on June 12, 1995, using proceeds from equity and debt offerings in 1995 (the "June 1995 Offerings"), Plaza Associates acquired title to Trump World's Fair. Further, Plaza Associates had entered into an easement agreement with the NJSEA with annual payments of $2 million. In December 1999, in connection with the closure of Trump World's Fair, Plaza Associates terminated the easement in accordance with its terms.

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

     Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 1999, of approximately $1.3 million and is encumbered by the Plaza Mortgages. This lien is senior to the liens of the Plaza Mortgages. This facility is currently being utilized by TCS.

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

     Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across The Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 2000 unless extended.

     Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet. This warehouse complex was sold to the CRDA as part of the location of a new neighborhood housing development to be completed as part of the redevelopment of the road corridors and adjoining neighborhoods to the Taj Mahal.

     Taj Associates had entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates used as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,285. In March 2000, THCR assumed this lease and moved to this office space from its previous location in Trump Tower.

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

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay percentage rent to Taj Associates in an amount equal to the difference, if any, between (i) 8% of All Star's gross sales made during each calendar month during the first lease year, 9% of All Star's gross sales made during each calendar month during the second lease year and 10% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997.

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the estimated $17.2 million fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates intends to continue to operate the facility as a themed restaurant and entertainment complex.

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

     The Taj Mahal recently completed the expansion of the retail shopping area along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area.

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

     Other Litigation. On March 13, 1997, THCR filed a lawsuit in the United States District Court, District of New Jersey, against Mirage, the State of New Jersey ("State"), the New Jersey Department of Transportation ("NJDOT"), the South Jersey Transportation Authority ("SJTA"), the CRDA, the New Jersey Transportation Trust Fund Authority and others. THCR was seeking declaratory and injunctive relief to recognize and prevent violations by the defendants of the casino clause of the New Jersey State Constitution and various federal securities and environmental laws relating to proposed infrastructure improvements in the Atlantic City marina area. While this action was pending, defendants State and CRDA then filed an action in the New Jersey State Court seeking a declaratory judgment as to the claim relating to the casino clause of the New Jersey State Constitution. On May 1, 1997, the United States District Court dismissed the federal claims and ruled that the State constitutional claims should be pursued in State Court. On April 2, 1998, the United States Court of Appeals for the Third Circuit affirmed the dismissal and THCR's petition to the Third Circuit for a rehearing was denied. On May 14, 1997 the State Court granted judgment in favor of the State and CRDA. On March 20, 1998, the Appellate Division affirmed. On August 2, 1999, the State Supreme Court affirmed, with two justices dissenting.

     On June 26, 1997, THCR filed an action against NJDOT, SJTA, Mirage and others, in the Superior Court of New Jersey, Chancery Division, Atlantic County (the "Chancery Division Action"). THCR sought to declare unlawful and enjoin certain actions and omissions of the defendants arising out of and relating to a certain Road Development Agreement dated as of January 10, 1997, by and among NJDOT, SJTA and Mirage (the "Road Development Agreement") and the public funding of a certain road and tunnel project to be constructed in Atlantic City, as further described in the Road Development Agreement. THCR moved to consolidate this action with other previously filed related actions. Defendants opposed THCR's motion to consolidate the Chancery Division Action, initially moved to dismiss this action on procedural grounds and subsequently moved to dismiss this action on substantive grounds. On October 20, 1997, the Chancery Court denied the defendants' motion to dismiss this action on procedural grounds, but entered summary judgment dismissing this action on substantive grounds. This decision was affirmed at the appellate level on June 19, 1999. On November 23, 1999, the State Supreme Court denied THCR's petition for certification.

     On June 26, 1997, THCR also filed an action, in lieu of prerogative writs, against the CRDA, in the Superior Court of New Jersey, Law Division, Atlantic County, seeking review of the CRDA's April 15, 1997 approval of funding ($120 million principal amount plus interest) for the road and tunnel project discussed above, a declaratory judgment that the said project is not eligible for such CRDA funding, and an injunction prohibiting the CRDA from contributing such funding to the said project. Defendants moved to dismiss this action on procedural grounds and also sought to transfer this action to New Jersey's Appellate Division. On October 3, 1997, the New Jersey Superior Court transferred this action to the Appellate Division. On June 19, 1999, the Appellate Division dismissed THCR's claims and on November 23, 1999, the State Supreme Court denied THCR's petition for certification.

     On September 9, 1997, Mirage filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York (the "New York Action"). The complaint sought damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina district of Atlantic City, New Jersey. Among other things, Mirage contended that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998, the Court denied the motion to dismiss brought by Trump and THCR. On April 20, 1999, Mirage and an affiliate, the Mirage Casino Hotel filed a complaint against THCR and other defendants in Nevada State Court (the "Nevada Action"). The Nevada Action, which was subsequently removed to the United States District Court for the District of Nevada, sought damages and an injunction for an alleged misappropriation of trade secrets, intentional interference with prospective economic advantage and contractual relations and conspiracy to injure Mirage. On February 23, 2000, THCR and Mirage entered into an agreement whereby the New York Action and the Nevada Action against THCR and all of its officers and directors will both be dismissed with prejudice. The parties exchanged mutual releases and no money was paid by either side.

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

     On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI, TCI-II, TCHI and Salomon Brothers, Inc ("Salomon"). The plaintiff claims that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleges violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff seeks removal of the directors of THCR, and an injunction, rescission and damages.

     The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claims that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. The plaintiffs opposed the defendants' motions to dismiss the Third Amended Complaint by response dated October 24, 1997. The defendants' reply was served December 9, 1997. By letter dated April 2, 1998, the plaintiffs sought the Court's permission to amend further the Third Amended Complaint to add certain additional factual allegations. The defendants opposed the motion and the Court has not yet ruled on it.

     THCR. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action in the Court of Chancery in Delaware (Civil Action No. 17336NC) against each member of the Board of Directors of THCR. The plaintiff claims that the directors of THCR breached their fiduciary duties by approving certain loans from THCR to Trump. The complaint seeks to rescind the loans, and also seeks an order requiring the defendants to account to THCR for losses and damages allegedly resulting from the loans. The defendants believe that the suit is without merit and on October 1, 1999, the defendants moved to dismiss the complaint. On January 31, 2000 the director defendants filed their opening brief in support of their motion to dismiss.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted by the Registrants to their security holders for a vote during the fourth quarter of 1999.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth certain historical consolidated financial information of Trump AC for each of the five years ended December 31, 1995 through 1999 (see Notes 1 and 2 below).

     All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                        Years Ended December 31,
                                                  --------------------------------------------------------------------
Statement of Operations Data:                           1995          1996         1997         1998         1999
                                                    -----------   -----------   ----------   ---------   -----------
                                                                           (dollars in thousands)
Revenues:
Gaming............................................      $298,073   $  752,228   $  889,116   $  888,518   $  867,556
Other (a).........................................        74,182      190,995      231,235      220,725      230,606
                                                        --------   ----------   ----------   ----------   ----------
Gross revenues....................................       372,255      943,223    1,120,351    1,109,243    1,098,162
Promotional allowances............................        45,077      113,743      138,085      130,151      124,735
                                                        --------   ----------   ----------   ----------   ----------

Net revenues......................................       327,178      829,480      982,266      979,092      973,427
                                                        --------   ----------   ----------   ----------   ----------

Costs and expenses:
Gaming............................................       164,396      453,841      555,457      545,204      550,441
Other.............................................        21,261       54,613       65,462       66,180       66,231
General and administrative........................        65,521      147,464      168,143      168,183      173,578
Depreciation and amortization.....................        16,213       60,870       66,018       61,536       58,615
Pre-opening.......................................            --        4,145           --           --           --
Trump World's Fair closing costs (b)..............            --           --           --           --      123,959
                                                        --------   ----------   ----------   ----------   ----------

Total costs and expenses..........................       267,391      720,933      855,080      841,103      972,824
                                                        --------   ----------   ----------   ----------   ----------

Income from operations............................        59,787      108,547      127,186      137,989          603
Interest expense, net.............................       (43,261)    (112,122)    (141,249)    (149,070)    (150,363)
Other nonoperating (expense) income (c)...........        (5,743)      14,194           --           --          417
Extraordinary loss (d)............................        (9,250)     (59,132)          --           --           --
                                                        --------   ----------   ----------   ----------   ----------

Net income (loss).................................      $  1,533   $  (48,513)  $  (14,063)  $  (11,081)  $ (149,343)
                                                        ========   ==========   ==========   ==========   ==========

Balance Sheet Data (at end of period):
Cash and cash equivalents.........................      $ 15,937   $   71,320   $  114,879   $   80,954   $   75,061
Property and equipment, net.......................       425,262    1,456,267    1,460,050    1,432,965    1,322,599
Total assets......................................       480,024    1,659,006    1,739,073    1,688,606    1,570,866
Total long-term debt, net of current maturities...       332,721    1,207,795    1,300,027    1,299,217    1,302,824
Total capital.....................................      $110,812   $  331,858   $  327,939   $  272,759   $  123,416

__________________

Note 1: On June 12, 1995, as part of the June 1995 Offerings, THCR issued $140,000,000 of THCR Common Stock and contributed the proceeds from such offering to THCR Holdings, the beneficial owner of 100% of Trump AC, for an approximately 60% general partnership interest in THCR Holdings.

Note 2: On April 17, 1996, as part of the Taj Acquisition, THCR acquired Taj Associates. In connection with the Taj Acquisition, Taj Associates became a wholly owned subsidiary of Trump AC. Therefore, the financial data as of December 31, 1996 includes the operations of Taj Associates for the period from the date of acquisition (April 17, 1996) through December 31, 1996.

(a) On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

         Taj Associates intends to continue to operate the facility as a themed restaurant and entertainment complex.

(b) On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair was approximately $123,959,000, which includes $97,221,000 million for the writedown of the net book value of the assets and $26,738,000 million of costs incurred and to be incurred in connection with the closing and demolition of the building.

(c) Other nonoperating expense for the year ended December 31, 1995 includes $3,700,000 of real estate taxes and leasing costs associated with Trump Plaza East. Other nonoperating expense for the year ended December 31, 1995 also includes $2,000,000 in costs associated with Trump World's Fair. Other nonoperating income for the year ended December 31, 1996 includes $15,000,000 license fee revenue.

(d) The extraordinary loss for the years ended December 31, 1995 and 1996 relate to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write-off of related unamortized deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Capital Resources and Liquidity

     Cash flows from operating activities are Trump AC's principal source of liquidity. Trump AC expects to have sufficient liquidity to meet its obligations during 2000. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods when necessary.

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

     Capital expenditures for Trump AC were $20.9 million and $21.5 million for the years ended December 31, 1998 and 1999, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $12.0 million and $10.7 million for the years ended December 31, 1998 and 1999, respectively. In addition, in 1997, Plaza Associates exercised its option to purchase from Seashore Four Associates, an entity beneficially owned by Trump, one of the parcels of land underlying Trump Plaza's main tower for $10.1 million, pursuant to the terms of a lease, the payments under which were terminated upon the exercise of such option. In 1996 and 1997 Plaza Associates purchased related property for $24.6 million with capital contributed by THCR Holdings. This amount which was originally recorded as contributed capital was reclassified as "Advances to Affiliates" during 1998. Also, in 1996 THCR Holdings contributed $19.5 million of capital to Plaza Associates for improvements related to Trump World's Fair. This amount, which was originally recorded as contributed capital, was reclassified as "Advances to Affiliates" in October 1998.

     Capital expenditures attributable to the Taj Mahal were $8.5 million and $9.3 million for the years ended December 31, 1998 and 1999, respectively.

Results of Operations for the Years Ended December 31, 1997 and 1998

     The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates its results of operations are not discussed below.

The following table includes selected data of Plaza Associates and Taj Associates for the years ended December 31, 1997 and 1998 (Trump AC also includes TCS, which is not separately disclosed):

                                                                 Year Ended December 31,
                                       ---------------------------------------------------------------------------
                                             1997          1998         1997         1998        1997       1998
                                             Plaza         Plaza         Taj          Taj        Total      Total
                                          Associates    Associates   Associates   Associates   Trump AC   Trump AC
                                       ---------------------------------------------------------------------------
                                                                     (in millions)
Revenues:
Gaming.................................        $370.7       $374.5       $518.4       $514.0   $  889.1   $  888.5
Other..................................         108.0        101.6        123.2        119.1      231.2      220.7
                                               ------       ------       ------       ------   --------   --------
Gross Revenues.........................         478.7        476.1        641.6        633.1    1,120.3    1,109.2
Less: Promotional Allowances...........          64.4         63.4         73.7         66.7      138.1      130.1
                                               ------       ------       ------       ------   --------   --------

Net Revenues...........................         414.3        412.7        567.9        566.4      982.2      979.1
                                               ------       ------       ------       ------   --------   --------

Costs & Expenses:
Gaming.................................         233.8        228.8        321.6        316.4      555.5      545.2
General & Administrative...............          80.2         79.1         88.0         89.2      168.1      168.6
Depreciation & Amortization............          24.4         24.7         41.4         36.4       66.0       61.1
Other..................................          32.0         32.4         33.5         33.8       65.5       66.2
                                               ------       ------       ------       ------   --------   --------
Total Costs and Expenses...............         370.4        365.0        484.5        475.8      855.1      841.1
                                               ------       ------       ------       ------   --------   --------

Income from Operations.................          43.9         47.7         83.4         90.6      127.1      138.0
                                               ------       ------       ------       ------   --------   --------

Non Operating Income...................            .6          1.4          1.1          2.4        2.9        5.5
Interest Expense.......................         (48.6)       (47.7)       (94.7)       (94.1)    (144.1)    (154.6)
                                               ------       ------       ------       ------   --------   --------

Total Non Operating Expense............         (48.0)       (46.3)       (93.6)       (91.7)    (141.2)    (149.1)
                                               ------       ------       ------       ------   --------   --------


Net (Loss) Income......................        $ (4.1)      $  1.4       $(10.2)      $ (1.1)  $  (14.1)  $  (11.1)
                                               ======       ======       ======       ======   ========   ========


                                                                   Year Ended December 31,
                                         ---------------------------------------------------------------------------
                                             1997          1998         1997         1998         1997        1998
                                             Plaza         Plaza         Taj          Taj        Total       Total
                                          Associates    Associates   Associates   Associates    Trump AC    Trump AC
                                         ------------  ------------  ----------  ------------  ----------  ---------
                                                                        (in millions)
Table Game Revenues....................      $   96.4     $  102.4     $  202.7     $  198.6    $  299.1    $  301.0
Incr (Decr) over Prior Period..........                   $    6.0                  $   (4.1)               $    1.9
Table Game Drop........................      $  654.4     $  643.0     $1,279.1     $1,204.8    $1,933.5    $1,847.8
Incr (Decr) over Prior Period..........                   $  (11.4)                 $  (74.3)               $  (85.7)
Table Win Percentage...................          14.7%        15.9%        15.9%        16.5%       15.5%       16.3%
Incr (Decr) over Prior Period..........                      1.2pts                    0.6pts                  0.8pts
Number of Table Games..................           117          108          155          147         272         255
Incr (Decr) over Prior Period..........                         (9)                       (8)                    (17)

Slot Revenues..........................      $  274.3     $  272.1     $  297.4     $  295.0    $  571.7    $  567.1
Incr (Decr) over Prior Period..........                   $   (2.2)                 $   (2.4)               $   (4.6)
Slot Handle............................      $3,381.1     $3,366.8     $3,583.7     $3,623.7    $6,964.8    $6,990.5
Incr (Decr) over Prior Period..........                   $  (14.3)                 $   40.0                $   25.7
Slot Win Percentage....................           8.1%         8.1%         8.3%         8.1%        8.2%        8.1%
Incr (Decr) over Prior Period..........                        0pts                    (0.2)pts                (0.1)pts
Number of Slot Machines................         4,083        4,144        4,136        4,152       8,219       8,296
Incr (Decr) over Prior Period..........                         61                        16                      77

Poker Revenues.........................            --           --     $   16.0     $   17.6    $   16.0    $   17.6
Incr (Decr) over Prior Period..........                                             $    1.6                $    1.6
Number of Poker Tables.................            --           --           63           64          63          64
Incr (Decr) over Prior Period..........                                                    1                       1

Other Gaming Revenues..................            --           --     $    2.3     $    2.8    $    2.3    $    2.8
Incr (Decr) over Prior Period..........                                             $    0.5                $    0.5

Total Gaming Revenues..................      $  370.7     $  374.5     $  518.4     $  514.0    $  889.1    $  888.5
Incr (Decr) over Prior Period..........                   $    3.8                  $   (4.4)               $   (0.6)

Number of Guest Rooms..................         1,404        1,404        1,250        1,250       2,654       2,654
Occupancy Rate.........................          87.4%        86.4%        91.7%        92.0%       89.4%       89.0%
Average Daily Rate (Room Revenue)......      $  81.68     $  79.78     $ 107.72     $  99.50    $  94.26    $  89.38

________________________________

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to Taj Associates' first quarter results in 1997 which included an unusual approximately $8 million dollar table game win from one premium player, a decline in high-end international table game players due to Asian economic conditions and the decline in slot revenues at both the Taj Mahal and Trump Plaza as the result of an increased competitive marketplace. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by high rollers. The Atlantic City industry table win percentages were 15.0% and 15.3% for the years ended December 31, 1997 and 1998, respectively. The year over year decrease in slot revenues at both the Taj Mahal and Trump Plaza was primarily due to increased competitiveness in the marketplace.

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

Results of Operations for the Years Ended December 31, 1998 and 1999

     The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates, its results of operations are not discussed below.

     The following table includes selected data of Plaza Associates and Taj Associates for the years ended December 31, 1998 and 1999 (Trump AC also includes TCS, which is not separately disclosed):

                                                                  Year Ended December 31,
                                       --------------------------------------------------------------------------
                                            1998         1999         1998         1999        1998       1999
                                            Plaza        Plaza         Taj          Taj        Total      Total
                                         Associates   Associates   Associates   Associates   Trump AC   Trump AC
                                       ------------  -----------  -----------  -----------  ----------  ---------
                                                                      (in millions)

Revenues:
Gaming.................................      $374.5      $ 354.5       $514.0       $513.1   $  888.5    $ 867.6
Other..................................       101.6         97.8        119.1        132.8      220.7      230.6
                                             ------      -------       ------       ------   --------    -------
Gross Revenues.........................       476.1        452.3        633.1        645.9    1,109.2    1,098.2
Less: Promotional Allowances...........        63.4         59.8         66.7         64.9      130.1      124.7
                                             ------      -------       ------       ------   --------    -------

Net Revenues...........................       412.7        392.5        566.4        581.0      979.1      973.5
                                             ------      -------       ------       ------   --------    -------

Costs & Expenses:......................
Gaming.................................       228.8        215.2        316.4        335.2      545.2      550.4
General & Administrative...............        79.1         76.4         89.2         97.1      168.6      173.6
Depreciation & Amortization............        24.7         21.9         36.4         36.7       61.1       58.6
Trump World's Fair closing.............          --        124.0           --           --         --      124.0
Other..................................        32.4         30.0         33.8         36.3       66.2       66.2
                                             ------      -------       ------       ------   --------    -------
Total Costs and Expenses...............       365.0        467.5        475.8        505.3      841.1      972.8
                                             ------      -------       ------       ------   --------    -------

Income (loss) from Operations..........        47.7        (75.0)        90.6         75.7      138.0        0.7
                                             ------      -------       ------       ------   --------    -------

Non Operating Income...................         1.4          1.1          2.4          2.1        5.5        3.8
Interest Expense.......................       (47.7)       (47.5)       (94.1)       (93.6)    (154.6)    (153.8)
                                             ------      -------       ------       ------   --------    -------
Total Non Operating Expense............       (46.3)       (46.4)       (91.7)       (91.5)    (149.1)    (150.0)
                                             ------      -------       ------       ------   --------    -------

Net Income/(loss)......................      $  1.4      $(121.4)      $ (1.1)      $(15.8)  $  (11.1)   $(149.3)
                                             ======      =======       ======       ======   ========    =======

                                                                    Year Ended December 31,
                                         ----------------------------------------------------------------------------
                                             1998          1999         1998         1999         1998        1999
                                             Plaza         Plaza         Taj          Taj        Total       Total
                                          Associates    Associates   Associates   Associates    Trump AC    Trump AC
                                         -----------  ------------  -----------  ------------  ----------  ----------
                                                                         (in millions)
Table Game Revenues                          $  102.4     $   97.5     $  198.6     $  173.3    $  301.0    $  270.8
Incr (Decr) over Prior Period                             $   (4.9)                 $  (25.3)               $  (30.2)
Table Game Drop                              $  643.0     $  631.5     $1,204.8     $1,079.4    $1,847.8    $1,710.9
Incr (Decr) over Prior Period                             $  (11.5)                 $ (125.4)               $ (136.9)
Table Win Percentage                             15.9%        15.4%        16.5%        16.1%       16.3%       15.8%
Incr (Decr) over Prior Period                              (0.5)pts                  (0.4)pts                (0.5)pts
Number of Table Games                             108           98          147          143         255         241
Incr (Decr) over Prior Period                                  (10)                       (4)                    (14)

Slot Revenues                                $  272.1     $  256.9     $  295.0     $  317.1    $  567.1    $  574.0
Incr (Decr) over Prior Period                             $  (15.2)                 $   22.1                $    6.9
Slot Handle                                  $3,366.8     $3,250.3     $3,623.7     $3,996.9    $6,990.5    $7,247.2
Incr (Decr) over Prior Period                             $ (116.5)                 $  373.2                $  256.7
Slot Win Percentage                               8.1%         7.9%         8.1%         7.9%        8.1%        7.9%
Incr (Decr) over Prior Period                              (0.2)pts                  (0.2)pts                (0.2)pts
Number of Slot Machines                         4,144        3,807        4,152        4,452       8,296       8,259
Incr (Decr) over Prior Period                                 (337)                      300                     (37)

Poker Revenues                                     --           --     $   17.6     $   20.0    $   17.6    $   20.0
Incr (Decr) over Prior Period                                                       $    2.4                $    2.4
Number of Poker Tables                             --           --           64           67          64          67
Incr (Decr) over Prior Period                                                              3                       3

Other Gaming Revenues                              --           --     $    2.8     $    2.7    $    2.8    $    2.7
Incr (Decr) over Prior Period                                                       $   (0.1)               $   (0.1)

Total Gaming Revenues                        $  374.5     $  354.4     $  514.0     $  513.1    $  888.5    $  867.5
Incr (Decr) over Prior Period                             $  (20.1)                 $   (0.9)               $  (21.0)

Number of Guest Rooms                           1,404        1,283        1,250        1,250       2,654       2,533
Occupancy Rate                                   86.4%        89.9%        92.0%        95.2%       89.0%       92.5%
Average Daily Rate (Room Revenue)            $  79.78     $  84.25     $  99.50     $  88.81    $  89.38    $  86.56

_________________________

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to a decrease in slot revenues at Trump Plaza due to the closure of Trump World's Fair on October 4, 1999. Plaza Associates' slot revenues declined $15.2 million or 5.6% for the year ended December 31, 1999 from the comparable period in 1998.

     For the year ended December 31, 1999 table game revenues at the Taj Mahal reflected a $25.3 million decrease from the year ended December 31, 1998 which was generally offset by a $22.1 million increase in slot revenues. The increase in slot revenues was due to increased marketing initiatives directed toward slot customers. The decrease in table games revenue was a result of a decline in high-end international table game players due to Asian economic conditions as well as a decline in the table win percentage to 16.1% for the year ended December 31, 1999 from 16.5% in 1998. The table win percentage decline resulted in a reduction in table game revenues of approximately $4.3 million of the $25.3 million decline. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.3% and 15.3% for the years ended December 31, 1998 and 1999, respectively.

     All Star had entered into the All Star Cafe Lease with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, paid in equal monthly installments. In addition, All Star was to pay Percentage Rent (as defined).

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17.2 million estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates intends to continue to operate the facility as a themed restaurant and entertainment complex.

     Gaming costs and expenses increased $5.2 million or 1.0% for the year ended December 31, 1999 from the comparable period in 1998 due primarily to additional casino bad debt provisions at the Taj Mahal. The casino bad debt provisions at the Taj Mahal were made after appropriate legal advice had been obtained which indicated the likelihood of collection was remote. Trump AC's policy is to aggressively pursue collection issues regarding markers if such issues occur. These costs which were offset by reductions in costs and expenses at Trump Plaza due to the closure of Trump World's Fair on October 4, 1999.

     General and administrative costs and expenses increased $5.0 million or 3.0% for the year ended December 31, 1999 from the comparable period in 1998 due primarily to charges at the Taj Mahal related to employee severance charges and litigation settlement reserves.

     On October 4, 1999, THCR closed Trump World's Fair. Management estimates that the cost of closing Trump World's Fair will be approximately $124.0 million, which includes $97.2 million for the writedown of the net book value of the assets and $26.8 million of costs incurred and to be incurred in connection with the closing and demolition of the building.

Year 2000

     Trump AC assessed the Year 2000 issue and implemented a plan to insure its systems were Year 2000 compliant. Analysis was made of Trump AC's various customer support and internal administration systems with appropriate modifications having been made.

     The cost of addressing the Year 2000 issue was not material as modifications were made with existing systems personnel and no significant expectations for new hardware or software. As a result of these efforts, Trump AC was fully Year 2000 compliant.

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

Inflation

            There was no significant impact on operations as a result of inflation during 1997, 1998 or 1999.

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

     Donald J. Trump--Trump, 53 years old, has been Chairman of the Board of THCR and THCR Funding since their formation in 1995. Trump was a 50% shareholder, Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP and the managing general partner of Plaza Associates prior to June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992 and was a general partner of Plaza Associates until June 1993. Trump has been a director of Trump AC Holding since February 1993 and was President of Trump AC Holding from February 1993 until December 1997. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 4, 1991; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997. Trump has been the sole director of Trump Indiana since its formation. Trump has been Chairman of the Board of Partner Representatives of Castle Associates, the partnership that owns Trump Marina, since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Castle Funding, and served as President and Treasurer of Castle Funding until April 1998. Trump is the Chairman of the Board and Treasurer of TCHI. Trump is the President, Treasurer, sole director and sole shareholder of TCI-II. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997. Trump is also the President of The Trump Organization, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     Nicholas L. Ribis--Mr. Ribis, 55 years old, has been President, Chief Executive Officer and a director of THCR and THCR Funding and Chief Executive Officer of THCR Holdings since their formation in 1995. Mr. Ribis has been the Chief Executive Officer of Plaza Associates since February 1991, was President from April 1994 to February 1995, was a member of the Executive Committee of Plaza Associates from April 1991 to May 29, 1992 and was a director and Vice President of Trump Plaza GP from May 1992 until June 1993. Mr. Ribis served as Vice President of Trump AC Holding from February 1995 until December 1997. Mr. Ribis has served as President of Trump AC Holding since December 1997. Mr. Ribis has served as a director of Trump AC

Holding since June 1993. Mr. Ribis has been Chief Executive Officer, President and a director of Trump AC Funding since its formation in January 1996 and Chief Executive Officer, President and a director of Funding II and Funding III since their formation in November 1997. Mr. Ribis served as Vice President of TACC until December 1997. Mr. Ribis has served as the President of TACC since December 1997. Mr. Ribis has been the President and Chief Executive Officer of Trump Indiana since its formation. Mr. Ribis has been a Director of THCR/LP and THCR Holding Corp. since October 1991 and was Vice President of THCR/LP and THCR Holding Corp. until June 1995; Chief Executive Officer of Taj Associates since February 1991; Vice President of TCI since February 1991 and Secretary of TCI since September 1991; Director of Realty Corp. since October 1991; and a member of the Executive Committee of Taj Associates from April 1991 to October 1991. Mr. Ribis has served as Vice President of THCR/LP and THCR Holding Corp. since February 1998. He has also been Chief Executive Officer of Castle Associates since March 1991 and President of Castle Associates until April 1998; member of the Executive Committee of Castle Associates from April 1991 to May 1992; member of the Board of Partner Representatives of Castle Associates since May 1992; and has served as the Vice President and Assistant Secretary of TCHI since December 1993 and January 1991, respectively, until April 1998. Mr. Ribis is now a director of TCHI. Since April 1998, Mr. Ribis has served as President and Chief Executive Officer of TCHI and Castle Funding. Mr. Ribis has served as Vice President of TCI-II since December 1993 and had served as Secretary of TCI-II from November 1991 to May 1992. Mr. Ribis has been Vice President of Trump Corp. since September 1991. Mr. Ribis has been the President and a director of THCR Enterprises since January 1997. From January 1993 to January 1995 Mr. Ribis served as the Chairman of the Casino Association of New Jersey and has been a member of the Board of Trustees of the CRDA since October 1993. From January 1980 to January 1991, Mr. Ribis was Senior Partner in, and from February 1991 to December 1995, was Counsel to the law firm of Ribis, Graham & Curtin (now practicing as Graham, Curtin & Sheridan, A Professional Association), which serves as New Jersey legal counsel to all of the above-named companies and certain of their affiliated entities.

     Robert M. Pickus--Mr. Pickus, 45 years old, has been Executive Vice President, General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been Secretary and a director of Trump AC Funding since its formation in January 1996 and Secretary and a director of Funding II and Funding III since their formation in November 1997. Mr. Pickus has been the Executive Vice President and Secretary of Trump Indiana since its inception. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP since November 1995. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Castle Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998, Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus is currently the Secretary of THCR Holding Corp., has been the Vice President, Secretary and Director of THCR Enterprises since January 1997 and has been Executive Vice President of TCS since its inception and its President since November 1998. He has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

     Francis X. McCarthy, Jr.--Mr. McCarthy, 47 years old, has served as Executive Vice President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has been the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998. Mr. McCarthy has been the Executive Vice President of Finance of TCS since October 1996. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

     John P. Burke--Mr. Burke, 52 years old, served as the Senior Vice President of Corporate Finance of THCR from January 1996 until June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings and THCR Funding since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings and THCR Funding since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and was Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, Assistant Treasurer of TCHI since April 1998, Treasurer of Castle Funding since April 1998, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President-Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

     Wallace B. Askins--Mr. Askins, 69 years old, has been a director of THCR and THCR Funding since June 1995. He has also been a director of Trump AC Holding since April 11, 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

     Don M. Thomas--Mr. Thomas, 69 years old, has been a director of THCR and THCR Funding since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the State of New York.

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

     Fred A. Buro--Mr. Buro, 43 years old, has been President and Chief Operating Officer of Plaza Associates since January 2000 and served as General Manager of Plaza Associates from September 1998 until January 2000. Mr. Buro served as Executive Vice President of Marketing of Plaza Associates from May 1994 to September 1998. Mr. Buro previously served as the President of Casino Resources, Inc., a casino marketing, management and development organization from 1991 through 1994. Prior to that, Mr. Buro served from 1984 through 1991 as the President of a professional services consulting firm.

     Robert Schaffhauser--Mr. Schaffhauser, 53 years old, is a Certified Public Accountant, and has been Executive Vice President of Finance of Plaza Associates since September 1998. Mr. Schaffhauser served in a similar capacity at Trump Marina from January of 1994 through October of 1996. From November of 1996 through August of 1998, Mr. Schaffhauser was associated with THCR as a consultant. Mr. Schaffhauser also served as the Senior Vice President of Finance and Administration for Greate Bay Hotel and Casino Corporation from 1989 through 1992.

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

     Mark A. Brown--Mr. Brown, 39 years old, has been President and Chief Operating Officer of Taj Associates since January 2000. Mr. Brown was President and Chief Operating Officer of Castle Associates from November 1997 until his transfer to Taj Associates and Executive Vice President of Operations of Castle Associates from July 1995 until November 1997 and was Vice President of TCHI until his transfer to Taj Associates. Previously, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions from 1993 until 1995. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager in December 1989.

     Rodolfo E. Prieto--Mr. Prieto, 56 years old, had been Chief Operating Officer of Taj Associates since October 1996. Mr. Prieto's employment was terminated in December, 1999. Mr. Prieto had been Vice President of Trump AC Holding since February 1998. From December 1995 to October 1996, Mr. Prieto was the Executive Vice President, Operations of Taj Associates. Prior to joining the Taj Mahal, Mr. Prieto was Executive Vice President and Chief Operating Officer for Elsinore Corporation from May 1995 to November 1995; Executive Vice President in charge of the development of the Mojave Valley Resort for Elsinore Corporation from December 1994 to April 1995.

     Larry W. Clark--Mr. Clark, 55 years old, has been Executive Vice President, Casino Operations of Taj Associates since November 1991, Senior Vice President, Casino Operations of Taj Associates from May 1991 to November 1991, and Vice President, Casino Administration of Taj Associates from April 1991 to May 1991 and from January 1990 to November 1990. Prior to joining the Taj Mahal, Mr. Clark was Vice President, Casino Operations of the Dunes Hotel & Country Club from November 1990 to April 1991 and Director of Casino Marketing and Vice President, Casino Operations of the Showboat Hotel & Casino from November 1988 to January 1990.

     Nicholas J. Niglio--Mr. Niglio, 53 years old, has been Executive Vice President, International Marketing of Taj Associates since May 1996. From November 1995 to May 1996, Mr. Niglio was Senior Vice President, Casino Marketing of Taj Associates. From February 1995 to October 1995, Mr. Niglio was Vice President, International Marketing of Taj Associates. Prior to joining Taj Associates, Mr. Niglio was Executive Vice President of International Marketing/Player Development for Castle Associates from 1993 until 1995. Prior to that, Mr. Niglio served as Senior Vice President, Marketing of Caesar's World Marketing Corporation from 1991 until 1993.

     Stephen S. Oskiera--Mr. Oskiera, 41 years old, has served as Senior Vice President of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as Vice President of Finance for TCS from November 1999 until January 2000 and as Vice President of Finance of Castle Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Castle Associates and TCS from October 1995 to October 1998. Previously, Mr. Oskiera served as Corporate Controller of American Gaming & Entertainment, Ltd., a casino development company, from December 1993 to October 1995 and, prior to that, served as Financial Controller for Greate Bay Hotel & Casino, Inc. d/b/a/ the Sands Hotel & Casino in Atlantic City, New Jersey from May 1987 to December 1993.

     Patrick J. O'Malley--Mr. O'Malley, 45 years old, had been the Executive Vice President of Finance of Taj Associates since October 1996. Mr. O'Malley's employment was terminated in December 1999. Prior to joining the Taj Mahal, Mr. O'Malley was the Executive Vice President of Hotel Operations of Plaza Associates from September 1995 to October 1996. Prior to joining Trump Plaza, from September 1994 until September 1995, Mr. O'Malley was President of The Plaza Hotel in New York City. From December 1989 until September 1994, Mr. O'Malley was the Vice President of Finance of The Plaza Hotel in New York City.

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

     Joseph A. Fusco--Mr. Fusco, 55 years old, has been Executive Vice President for Government Relations & Regulatory Affairs of THCR since June 1996 and of TCS since July 1996. From August 1985 to June 1996, he practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the State of New Jersey since 1969.

     Kevin S. Smith--Mr. Smith, 43 years old, has been the Vice President of Corporate Litigation of TCS since October 1996. Mr. Smith was the Vice President, General Counsel of Plaza Associates from February 1995 to October 1996. Mr. Smith was previously associated with Cooper Perskie April Niedelman Wagenheim & Levenson, an Atlantic City law firm specializing in trial litigation. From 1989 until February 1992, Mr. Smith handled criminal trial litigation for the State of New Jersey, Department of Public Defender, assigned to the Cape May and Atlantic County Conflict Unit.

     All of the persons listed above are citizens of the United States and are licensed by the CCC.

ITEM 11.    EXECUTIVE COMPENSATION

     Plaza Associates and Taj Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

     The following table sets forth compensation paid or accrued during the years ended December 31, 1999, 1998 and 1997 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Plaza Associates and Taj Associates, each of the four most highly compensated executive officers of Plaza Associates and Taj Associates whose salary and bonuses exceeded $100,000 for the year ended December 31, 1999.

                           Summary Compensation Table

                    Name and                          Year            Salary               Bonus                    All Other
               Principal Position                 ------------  ------------------  -------------------           Compensation
------------------------------------------------                                                             ---------------------
                                                                               Annual Compensation
                                                                           -------------------------
Donald J. Trump                                           1999          $    --             $     --                 $   --
Chairman of the Board, President & Treasurer of           1998               --                   --                     --
 Trump AC Holding                                         1997               --                   --                     --

Nicholas L. Ribis...............................          1999          $1,098,075          $264,000(4)              $2,640(1)
Chief Executive Officer of Plaza Associates and           1998           1,098,075                --                  2,640(1)
 Taj Associates                                           1997           1,098,075                --                  2,613(1)

Fred A. Buro....................................          1999          $  299,775          $     --                 $4,800(1)
President and Chief Operating Officer of Plaza            1998             339,852                --                  4,310(1)
 Associates                                               1997             294,586                --                  3,958(1)

Robert Schaffhauser.............................          1999          $  230,897          $     --                 $1,323(1)
Executive Vice President of Finance of Plaza              1998              60,577                --                      --
 Associates                                               1997                  --                --                      --

Larry Clark.....................................          1999          $  365,455          $125,000                 $4,800(1)
Executive V.P. Casino Operations of Taj                   1998             370,493           125,000                  4,800(1)
 Associates                                               1997             340,538           235,476                  4,000(1)

Nicholas L. Niglio..............................          1999          $  365,461          $155,400                 $4,800(1)
Senior V.P. Casino Marketing of Taj Associates            1998             365,744           178,058                  4,800(1)
                                                          1997             332,515           287,563                  4,000(1)

Rudolfo Prieto(2)...............................          1999          $  648,006          $145,880(5)              $4,800(1)
Former President and Chief Operating Officer of           1998             589,612           100,000                  4,800(1)
 Taj Associates                                           1997             459,116                --                  4,000(1)

Patrick O'Malley(3).............................          1999          $  287,391          $     --                 $4,800(1)
Former Executive Vice President of Finance of             1998             265,860                --                  4,800(1)
 Taj Associates                                           1997             279,071                --                  3,943(1)

___________
(1) Represents vested and unvested contributions made by Plaza Associates, Taj Associates and/or TCS under the Trump Savings Plan and Trump Capital Accumulation Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(2) Mr. Prieto's employment terminated in December 1999, and he was succeeded by Mr. Mark A. Brown whose employment commenced in January 2000.

(3) Mr. O'Malley's employment terminated in December 1999 and he was succeeded by Mr. Stephen S. Oskiera whose employment commenced in January 2000.

(4) In January 1999 Mr. Ribis received a net bonus of $137,500 which resulted in a before tax bonus of $264,000. It is anticipated that the tax portion of the bonus will be paid back to the Company.

(5) In January 1999 Mr. Prieto received a net bonus of $100,000 which resulted in a before tax bonus of $145,880.

Employment Agreements

     As a result of the June 1995 Offerings, THCR and THCR Holdings entered into a revised employment agreement with Mr. Ribis (the "Ribis THCR Agreement"), pursuant to which he agreed to serve as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings. The term of the Ribis THCR Agreement is five years. Under the Ribis THCR Agreement, Mr. Ribis's annual salary is $1,996,500. Mr. Ribis's annual salary is paid in equal parts by THCR, Plaza Associates, Taj Associates and Castle Associates. In the event Mr. Ribis's employment is terminated by THCR other than for "cause" or if he incurs a "constructive termination without cause," Mr. Ribis will receive a severance payment equal to one year's base salary, and the phantom stock units and options will become fully vested. The Ribis THCR Agreement defines (a) "cause" as Mr. Ribis's (i) conviction of certain crimes, (ii) gross negligence or willful misconduct in carrying out his duties, (iii) revocation of his casino key employee license or (iv) material breach of the agreement, and (b) "constructive termination without cause" as the termination of Mr. Ribis's employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units will also automatically vest upon the death or disability of Mr. Ribis. The Ribis THCR Agreement also provides for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans will be forgiven, including both principal and interest, in the event of a "change of control or in accordance with their terms." The Ribis THCR Agreement defines "change of control" as the occurrence of any of the following events: (i) any person (other than THCR Holdings, Trump or an affiliate of either) becomes a beneficial owner of 50% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consists of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who becomes a director subsequent to June 12, 1995, shall be considered a June 12 Director if his election or nomination was supported by three-quarters of the June 12 Directors,
(iii) THCR adopts and implements a plan of liquidation or (iv) all or substantially all of the assets or business of THCR are disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis THCR Agreement also provides certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis THCR Agreement, Mr. Ribis has agreed that upon termination of his employment other than for "cause" or following a "change of control," he would not engage in any activity competitive with THCR for a period of up to one year.

     Mr. Ribis had an employment agreement with Taj Associates pursuant to which Mr. Ribis acted as Chief Executive Officer of Taj Associates. This agreement has been terminated in connection with the Taj Acquisition and the Castle Acquisition and now Mr. Ribis is compensated for his services to Taj Associates under the Ribis THCR Agreement.

     Plaza Associates had an employment agreement with Fred Buro (the "Original Buro Agreement") pursuant to which Mr. Buro acted as Executive Vice President of Marketing of Plaza Associates. The original Buro Agreement was superseded by new employment agreement dated as of March 22, 2000 (the "Buro Agreement"), which reflected Mr. Buro's promotion to General Manager (and subsequently to President and Chief Operating Officer) of Plaza Associates. The Buro Agreement is for a term of one year, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion. Pursuant to the Buro Agreement, Mr. Buro devotes all of his professional time to Plaza Associates. In the event that Plaza Associates terminates the Buro Agreement because Mr. Buro has committed an act constituting Cause (defined as the denial or revocation of Mr. Buro's CCC license, conviction of the disqualifying crime, breach of trust, certain disabilities or death), Plaza Associates shall pay to Mr. Buro all compensation earned to the date of such termination.

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

     Taj Associates has an employment agreement with Mark A. Brown (the "Brown Agreement") pursuant to which Mr. Brown serves as the President and Chief Operating Officer of Taj Associates. The Brown Agreement expires on January 2, 2003 and provides for an annual salary of $600,000 in its first year and $650,000 and $700,000 during its second and third years, respectively. Pursuant to the Brown Agreement, Mr. Brown devotes all of his professional time to Taj Associates. In the event that Taj Associates terminates the Brown Agreement because Mr. Brown has committed an act constituting cause (defined as the denial or revocation of Mr. Brown's CCC license, conviction of a disqualifying crime, breach of trust, certain disabilities or death) Taj Associates shall pay to Mr. Brown all compensation earned to the date of such termination. The Brown Agreement provides for a discretionary bonus. Factors considered by Taj Associates in the awarding of all discretionary bonuses generally are the attainment by Taj Associates of budgeted or forecasted goals and the individual's perceived contribution to the attainment of such goals.

     Taj Associates had an employment agreement with Rodolfo E. Prieto (the "Prieto Agreement") pursuant to which he served as President and Chief Operating Officer of Taj Associates. The Prieto Agreement, was to expire December 31, 2000, provided for a bonus of $100,000 upon signing, an annual salary of $550,000 through July 1998, $600,000 through July 1999, and $650,000 through expiration, and, in addition, an annual bonus at the sole discretion of Taj Associates. Pursuant to the Prieto Agreement, Mr. Prieto has agreed that in the event the agreement is terminated by him, he would not solicit or contact, directly or through any other casino in Atlantic City, any customers whom he developed during his employment with Taj Associates for a period of one year. The Prieto Agreement provided that, if Taj Associates terminated Mr. Prieto's employment without cause, Taj Associates would be obligated to pay Mr. Prieto for the months remaining in the term of the Prieto Agreement plus moving expenses to Nevada. Mr. Prieto terminated his employment in December 1999.

     Taj Associates had an employment agreement with Patrick O'Malley (the "O'Malley Agreement") pursuant to which Mr. O'Malley served as Executive Vice President of Finance and Accounting of Taj Associates. The O'Malley Agreement, which expired on October 13, 1999, provided for an annual base salary of $250,000 per year and an annual bonus at the sole discretion of Taj Associates. Mr. O'Malley terminated his employment in December 1999.

     Taj Associates has an employment agreement with Larry W. Clark (the "Clark Agreement") pursuant to which he serves as Executive Vice President, Casino Operations of Taj Associates. The Clark Agreement, which expires on June 30, 2001, provides for a bonus of $50,000, net of taxes, upon signing, an annual salary of $350,000 and, in addition, a minimum guaranteed bonus of $125,000 per annum. Pursuant to the Clark Agreement, Mr. Clark has agreed that in the event the agreement is terminated by him for any reason or by Taj Associates for cause, he would not engage in employment for or on behalf of any other casino hotel located in Atlantic City for a period of one year.

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

     Taj Associates may terminate the employment agreements of Messrs. Clark and Niglio in its sole discretion, without cause. If Mr. Clark's employment agreement is terminated without cause, Taj Associates would be obligated to pay Mr. Clark the greater of one year's salary or his salary for the number of months remaining in the agreement, each at his then current salary. If Mr. Niglio's employment agreement is terminated without cause, Taj Associates would be obligated to pay Mr. Niglio the lesser of twelve month's salary or his salary for the number of months remaining in the agreement, each at his then current salary. Taj Associates may also terminate the Clark Agreement and the Niglio Agreement (a) in the event that the CCC license of Mr. Clark, or Mr. Niglio, respectively, is revoked or terminated or (b) for "cause," which is defined in each of the agreements as (i) a material breach of the agreement or of any employee conduct rules, (ii) dishonesty, (iii) intentional refusal to perform duties or to properly perform them upon notice, (iv) alcohol or drug abuse or
(v) disability or death.

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

     Certain Related Party Transactions--Trump AC. Beginning in late 1997, Trump Plaza and the Taj Mahal began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump's revenues. In 1997, 1998 and 1999, Trump AC incurred approximately $43,000, $861,000 and $1,574,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of Trump Plaza and the Taj Mahal, Trump AC has incurred pilot costs of approximately $212,000, $197,000 and $238,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Certain Related Party Transactions--Plaza Associates. Seashore Four was the fee owner of a parcel of land constituting a portion of the Plaza Casino Parcel, which it leased to Plaza Associates. In January 1997, Plaza Associates exercised the option to purchase the land under the lease with Seashore Four for $10 million.

     Certain Related Party Transactions--Taj Associates. Taj Associates had entered into a lease with Trump-Equitable Company for the lease of office space in Trump Tower in New York City, which Taj Associates used as a marketing office. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full twelve months in 1993 and 1994 and eight months in 1995. On September 1, 1995, the lease was renewed for a term of five years with an option for Taj Associates to cancel the lease on September 1 of each year, upon six months' notice and payment of six months' rent. Under the renewed lease, the monthly payments are $2,285. In March 2000, THCR assumed this lease and moved to this office space from its previous location in Trump Tower.

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

     Mr. Ribis also serves on the Board of Directors of Realty Corp., which, prior to April 17, 1996, leased certain real property to Taj Associates, of which Trump is an executive officer. Trump, however, does not receive any compensation for serving as an executive officer of Realty Corp.

     In 1999, Trump's compensation pursuant to the Castle Services Agreement was $2,258,000.

     Messrs. Trump and Ribis serve on the Board of Directors of THCR, of which Trump is Chairman of the Board. Messrs. Ribis, Pickus and Burke are executive officers of THCR and are compensated for their services by THCR.

     John Barry, Trump's brother-in-law, is a partner of Tompkins, McGuire, Wachenfeld & Barry, a New Jersey law firm which provides, from time to time, legal services to Plaza Associates and Taj Associates. In 1999, Tompkins, McGuire, Wachenfeld & Barry received approximately $857,000 in fees.

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

     Trump, Ribis and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation--Compensation Committee Interlocks and Insider Participation-- Certain Related Party Transactions--Plaza Associates," "--Taj Associates" and "- -Other Relationships."

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

     In March 2000, the Board of Directors of THCR authorized and directed THCR to cause Taj Associates, Plaza Associates, Castle Associates and Trump Indiana to enter into indemnification agreements with each of the Directors of THCR in connection with the performance of their duties as Directors.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
     (a) Financial Statements. See the index immediately following the signature page.

     (b) Reports on Form 8-K.

     The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 1999.

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




  10.70(10)            Lease Agreement between Trump's Castle Associates and Trump Taj Mahal Associates, dated as of December 16, 1994.
  10.71(13)            Employment Agreement, extended and modified, dated October 10, 1995, between Larry W. Clark and Trump Taj Mahal Associates.
  10.71.1(26)          Second Amendment to Employment Agreement dated May 27, 1997, between Larry W. Clark and
                       Trump Taj Mahal Associates.
  10.72(15)            Employment Agreement, dated October 25, 1995, between Rodolfo E. Prieto and Trump Taj Mahal
                       Associates.
  10.73(23)            Employment Agreement, dated October 14, 1996, between Trump Taj Mahal Associates and Patrick
                       J. O'Malley.
  10.74(23)            Employment Agreement, dated May 3, 1996, between Trump Taj Mahal Associates and Loretta I.
                       Viscount.
  10.75                Intentionally omitted.
  10.76                Employment Agreement, dated March 22, 2000, between Trump Plaza Associates and Fred
                       A. Buro.
  10.77                Employment Agreement, dated January 4, 2000, between Trump Taj Mahal Associates and Mark A. Brown.
  21                   List of Subsidiaries of the Registrants.
  27.1                 Financial Data Schedule of Trump Atlantic City Associates
  27.2                 Financial Data Schedule for Trump Atlantic City Funding, Inc.
  27.3                 Financial Data Schedule for Trump Atlantic City Funding II, Inc.
  27.4                 Financial Data Schedule for Trump Atlantic City Funding III, Inc.

___________
(1) Incorporated herein by reference to the identically numbered Exhibit to the Quarterly Report on Form 10-Q of Trump Plaza Funding, Inc., Trump Plaza Associates and Trump Plaza Holding Associates for the quarter ended September 30, 1992.

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

                                  Trump Atlantic City Associates
                                  By: Trump Atlantic City Holding, Inc.,
                                  its general partner

                                  /s/ NICHOLAS L. RIBIS
                                  ---------------------
                                  By: Nicholas L. Ribis
                                  Title: President
                                  Date: March 30, 2000

                                  Trump Atlantic City Funding, Inc.

                                  /s/ NICHOLAS L. RIBIS
                                  ---------------------
                                  By: Nicholas L. Ribis
                                  Title: Chief Executive Officer and President
                                  Date: March 30, 2000

                                  Trump Atlantic City Funding II, Inc.

                                  /s/ NICHOLAS L. RIBIS
                                  ---------------------
                                  By: Nicholas L. Ribis
                                  Title: Chief Executive Officer and President
                                  Date: March 30, 2000

                                  Trump Atlantic City Funding III, Inc.

                                  /s/ NICHOLAS L. RIBIS
                                  ---------------------
                                  By: Nicholas L. Ribis
                                  Title: Chief Executive Officer and President
                                  Date: March 30, 2000

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

Trump Atlantic City Associates
By:    Trump Atlantic City Holding, Inc.,
       its general partner

                        Signatures                                     Title                 Date
                        ----------                                     -----                 ----

By:                /s/ DONALD J. TRUMP                         Chairman of the Board of   March 30, 2000
   --------------------------------------------------------    Directors (principal
                      Donald J. Trump                          executive officer)


By:           /s/ FRANCIS X. MCCARTHY, JR.                     Chief Financial Officer    March 30, 2000
   --------------------------------------------------------    (principal financial and
                 Francis X. McCarthy, Jr.                      accounting officer)


By:             /s/ NICHOLAS L. RIBIS                                  Director           March 30, 2000
   --------------------------------------------------------
                   Nicholas L. Ribis

By:              /s/ WALLACE B. ASKINS                                 Director           March 30, 2000
   --------------------------------------------------------
                    Wallace B. Askins

By:              /s/ DON M. THOMAS                                     Director           March 30, 2000
   --------------------------------------------------------
                     Don M. Thomas

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Trump Atlantic City Funding, Inc.

                        Signatures                                     Title                           Date
                        ----------                                     -----                           ----

By:                /s/ DONALD J. TRUMP                         Chairman of the Board of             March 30, 2000
   --------------------------------------------------------    Directors (principal
                       Donald J. Trump                         executive officer)


By:             /s/ FRANCIS X. MCCARTHY, JR.                   Chief Financial Officer              March 30, 2000
   --------------------------------------------------------    (principal financial and
                    Francis X. McCarthy, Jr.                   accounting officer)


By:               /s/ NICHOLAS L. RIBIS                                Director                     March 30, 2000
   --------------------------------------------------------
                      Nicholas L. Ribis

By:               /s/ WALLACE B. ASKINS                                Director                     March 30, 2000
   --------------------------------------------------------
                      Wallace B. Askins

By:                 /s/ DON M. THOMAS                                  Director                     March 30, 2000
   --------------------------------------------------------
                        Don M. Thomas

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Trump Atlantic City Funding II, Inc.

                        Signatures                                     Title                            Date
                        ----------                                     -----                            ----

By:                /s/ DONALD J. TRUMP                          Chairman of the Board of              March 30, 2000
   --------------------------------------------------------     Directors (principal
                       Donald J. Trump                          executive officer)


By:              /s/ FRANCIS X. MCCARTHY, JR.                   Chief Financial Officer               March 30, 2000
   --------------------------------------------------------     (principal financial and
                     Francis X. McCarthy, Jr.                   accounting officer)


By:                /s/ NICHOLAS L. RIBIS                                Director                      March 30, 2000
   --------------------------------------------------------
                       Nicholas L. Ribis

By:                /s/ WALLACE B. ASKINS                                Director                      March 30, 2000
   --------------------------------------------------------
                       Wallace B. Askins

By:                  /s/ DON M. THOMAS                                  Director                      March 30, 2000
   --------------------------------------------------------
                         Don M. Thomas

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Trump Atlantic City Funding III, Inc.

                        Signatures                                     Title                              Date
                        ----------                                     -----                              ----

By:                /s/ DONALD J. TRUMP                          Chairman of the Board of              March 30, 2000
   --------------------------------------------------------     Directors (principal
                       Donald J. Trump                          executive officer)


By:             /s/ FRANCIS X. MCCARTHY, JR.                    Chief Financial Officer               March 30, 2000
   --------------------------------------------------------     (principal financial and
                    Francis X. McCarthy, Jr.                    accounting officer)


By:               /s/ NICHOLAS L. RIBIS                                 Director                      March 30, 2000
   --------------------------------------------------------
                      Nicholas L. Ribis

By:               /s/ WALLACE B. ASKINS                                 Director                      March 30, 2000
   --------------------------------------------------------
                      Wallace B. Askins

By:                 /s/ DON M. THOMAS                                   Director                      March 30, 2000
   --------------------------------------------------------
                        Don M. Thomas

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants..........................................................  F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999......................................  F-3

Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999........  F-4

Consolidated Statements of Capital for the years ended December 31, 1997, 1998 and 1999...........  F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999........  F-6

Notes to Consolidated Financial Statements........................................................  F-8

Financial Statement Schedule Report of Independent Public Accountants.............................  S-1

Schedule IIValuation and Qualifying Accounts for the Years Ended December 31,1999, 1998 and 1997..  S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates (a New Jersey general partnership) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the management of Trump Atlantic City Associates and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                             Arthur Andersen LLP

Roseland, New Jersey
February 4, 2000

                        TRUMP ATLANTIC CITY ASSOCIATES
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1999
                                (In Thousands)

                                                                                                    1998             1999
                                                                                             ------------------------------
                                                              ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................................................................    $   80,954      $   75,061
  Trade receivables, net of allowances for doubtful accounts of $25,701 and $9,808,
   respectively (Note 2).....................................................................        50,796          29,182
  Accounts receivable, other (Note 2)........................................................         9,990           4,699
  Inventories................................................................................         9,183           9,458
  Prepaid expenses and other current assets..................................................         7,438           5,258
  Due from affiliates, net (Note 6)..........................................................        35,031          62,948
                                                                                                 ----------      ----------
    Total current assets.....................................................................       193,392         186,606
                                                                                                 ----------      ----------
PROPERTY AND EQUIPMENT (Notes 2 and 6):
  Land and land improvements.................................................................       172,433         171,965
  Buildings and building improvements........................................................     1,343,324       1,267,799
  Furniture, fixtures and equipment..........................................................       229,927         215,901
  Leasehold improvements.....................................................................         2,404           2,195
  Construction in progress...................................................................        13,382          24,873
                                                                                                 ----------      ----------
                                                                                                  1,761,470       1,682,733
  Less-Accumulated depreciation and amortization.............................................      (328,505)       (360,134)
                                                                                                 ----------      ----------
    Net property and equipment...............................................................     1,432,965       1,322,599
                                                                                                 ----------      ----------
OTHER ASSETS:
  Deferred bond issuance costs, net of accumulated amortization of $18,206 and $24,100,
   respectively (Note 3).....................................................................        30,644          24,750
                                                                                                 ----------      ----------
  Other assets (Note 2)......................................................................        31,605          36,911
                                                                                                 ----------      ----------
    Total other assets.......................................................................        62,249          61,661
                                                                                                 ----------      ----------
    Total assets.............................................................................    $1,688,606      $1,570,866
                                                                                                 ==========      ==========
                                                      LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3)..............................................    $    3,482      $    4,438
  Accounts payable...........................................................................        32,632          31,782
  Accrued payroll............................................................................        18,842          22,797
  Self-insurance reserves (Note 4)...........................................................         8,470           7,806
  Accrued interest payable (Note 3)..........................................................        24,375          24,375
  Other accrued expenses (Note 8)............................................................        14,439          40,527
  Other current liabilities                                                                           8,833           7,344
                                                                                                 ----------      ----------
    Total current liabilities................................................................       111,073         139,069
                                                                                                 ----------      ----------
NONCURRENT LIABILITIES:
  Long-term debt, net of current maturities (Note 3).........................................     1,299,217       1,302,824
  Other long-term liabilities................................................................         5,557           5,557
                                                                                                 ----------      ----------
    Total noncurrent liabilities.............................................................     1,304,774       1,308,381
                                                                                                 ----------      ----------
    Total liabilities........................................................................     1,415,847       1,447,450
                                                                                                 ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 4):
CAPITAL:
  Partners' capital..........................................................................       329,691         329,691
  Accumulated deficit........................................................................       (56,932)       (206,275)
                                                                                                 ----------      ----------
    Total capital............................................................................       272,759         123,416
                                                                                                 ----------      ----------
    Total liabilities and capital............................................................    $1,688,606      $1,570,866
                                                                                                 ==========      ==========

        The accompanying notes are an integral part of these balance sheets.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (In Thousands)

                                                              1997                 1998                1999
                                                       -----------------    -----------------    ----------------
REVENUES:
Gaming.................................................       $  889,116           $  888,518          $  867,556
Rooms..................................................           81,619               77,060              74,057
Food and beverage......................................          114,597              110,932             106,111
Other (Note 7).........................................           35,019               32,733              50,438
                                                              ----------           ----------          ----------
  Gross revenues.......................................        1,120,351            1,109,243           1,098,162
Less-Promotional allowances............................          138,085              130,151             124,735
                                                              ----------           ----------          ----------
  Net revenues.........................................          982,266              979,092             973,427
                                                              ----------           ----------          ----------
COSTS AND EXPENSES:
Gaming.................................................          555,457              545,204             550,441
Rooms..................................................           28,229               27,988              28,712
Food and beverage......................................           37,233               38,192              37,519
General and administrative.............................          168,143              168,584             173,578
Depreciation and amortization..........................           66,018               61,135              58,615
Trump World's Fair closing (Note 8)....................               --                   --             123,959
                                                              ----------           ----------          ----------
                                                                 855,080              841,103             972,824
                                                              ----------           ----------          ----------
  Income from operations...............................          127,186              137,989                 603
                                                              ----------           ----------          ----------
NON-OPERATING INCOME (EXPENSE):
Interest income........................................            2,891                5,508               3,396
Interest expense (Note 3)..............................         (144,140)            (154,578)           (153,759)
    Non-operating income...............................               --                   --                 417
                                                              ----------           ----------          ----------
Non-operating expense, net.............................         (141,249)            (149,070)           (149,946)
                                                              ----------           ----------          ----------
Net loss...............................................       $  (14,063)          $  (11,081)         $ (149,343)
                                                              ==========           ==========          ==========

        The accompanying notes are an integral part of these statements

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (In Thousands)

                                                                                      Retained
                                                                                      Earnings/
                                                                                    (Accumulated
                                                                    Capital           Deficit)            Total
                                                                   -------------------------------------------------
Balance, December 31, 1996..................................         $ 363,646          $ (31,788)        $ 331,858

Capital Contributed by Trump Hotels & Casino Resorts
 Holdings, L.P..............................................            10,144                 --            10,144

Net Loss....................................................                --            (14,063)          (14,063)
                                                                      --------          ---------         ---------
Balance, December 31, 1997..................................           373,790            (45,851)          327,939

Reversal of Capital Contributed by Trump Hotels & Casino
 Resorts Holdings, L.P. (Note 6)............................           (44,099)                --           (44,099)

Net Loss....................................................                --            (11,081)          (11,081)
                                                                      --------          ---------         ---------
Balance, December 31, 1998..................................           329,691            (56,932)          272,759

Net Loss....................................................                --           (149,343)         (149,343)
                                                                      --------          ---------         ---------
Balance, December 31, 1999..................................         $ 329,691          $(206,275)        $ 123,416
                                                                      ========          =========         =========

        The accompanying notes are an integral part of these statements

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (In Thousands)

                                                                                               1997        1998        1999
                                                                                             ---------   ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.................................................................................   $(14,063)   $(11,081)   $(149,343)
 Adjustments to reconcile net loss to net cash flows provided by operating activities:
  Noncash charges:
    Depreciation and amortization.........................................................     66,018      61,135       58,615
    Accretion of discount on indebtedness.................................................         68         765          681
    Amortization of deferred loan offering costs..........................................      6,561       6,593        5,894
    Provision for losses on receivables...................................................      7,399      14,349       24,503
    Valuation allowance of CRDA investments...............................................      3,815       2,306        4,270
    Gain on acquisition of property.......................................................         --          --      (17,200)
    Gain on disposition of property.......................................................         --          --         (460)
    Write-off of net book value of Trump World's Fair closing.............................         --          --       97,221
 (Increase) decrease in receivables.......................................................    (20,944)    (17,796)       2,435
 (Increase) decrease in inventories.......................................................       (486)        697         (276)
 (Increase) decrease in prepaid expenses and other current assets.........................       (408)        214        2,459
 Decrease (increase) in other assets......................................................         97      (5,053)         (45)
 Increase in amounts due from affiliates..................................................    (16,643)    (57,249)     (27,918)
 (Decrease) increase in accounts payable, accrued expenses and other current liabilities..     (3,775)      9,930       26,768
 Decrease in other long-term liabilities..................................................     (2,438)     (1,258)          --
                                                                                             --------    --------    ---------
 Net cash provided by operating activities................................................     25,201       3,552       27,604
                                                                                             --------    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment......................................................    (54,814)    (20,912)     (21,506)
 Purchases of CRDA investments............................................................     (8,723)     (7,604)     (10,960)
 Proceeds from disposition of property....................................................         --          --        4,502
                                                                                             --------    --------    ---------
 Net cash used in investing activities....................................................    (63,537)    (28,516)     (27,964)
                                                                                             --------    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Cost of issuing debt.....................................................................     (4,254)       (395)          --
 Issuance of Trump AC Mortgage Notes......................................................     95,605          --           --
 Additional Borrowings....................................................................      1,886          --           --
 Payments and current maturities of long-term debt........................................    (11,342)     (8,566)      (5,533)
                                                                                             --------    --------    ---------
 Net cash provided by (used in) financing activities......................................     81,895      (8,961)      (5,533)
                                                                                             --------    --------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................     43,559     (33,925)      (5,893)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................................     71,320     114,879       80,954
                                                                                             --------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................................   $114,879    $ 80,954    $  75,061
                                                                                             ========    ========    =========

        The accompanying notes are an integral part of these statements

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                          (In Thousands)  (Continued)


                                                                           1997                 1998                   1999
                                                                         --------              ---------              --------
Supplemental Disclosures of Cash Flow Information:
 .  Equipment purchased under capital leases                              $  3,569               $  3,509              $  9,416
                                                                         ========               ========              ========
 .  Cash paid during the year for interest                                $128,617               $147,256              $147,308
                                                                         ========               ========              ========
   Supplemental Disclosure of Noncash Activities:

 . During 1997 Trump AC purchased certain parcels of land amounting to $10,144 with capital contributed by THCR Holdings. This amount which was originally recorded as contributed capital was reclassified as "Due from affiliates, net".


        The accompanying notes are an integral part of these statements

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

     The accompanying consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III)", Trump Atlantic City Corporation, a Delaware Corporation ("TACC"), and Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the Trump AC Mortgage Notes (see Note 3) to distribute funds to Trump AC.

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

     Promotional Allowances

     The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                                                            Year Ended December 31,
                                                        ---------------------------------------------------------------
                                                              1997                   1998                   1999
                                                        -----------------      -----------------      -----------------
Rooms................................................         $19,175,000            $19,530,000            $18,416,000
Food and Beverage....................................          63,644,000             58,631,000             55,840,000
Other................................................          15,783,000             13,519,000             15,263,000
                                                              -----------            -----------            -----------
                                                              $98,602,000            $91,680,000            $89,519,000
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

     Property and Equipment

     Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements..................   40 years
Furniture, fixtures and equipment....................   3-10 years
Leasehold improvements...............................   10-40 years

     Long-Lived Assets


     The provisions of Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 121") requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. Trump AC does not believe, except as discussed in Note 8, that any such changes have occurred.

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

     Under the New Jersey Casino Control Act (the "Casino Control Act"), both Plaza Associates and Taj Associates are required to file a New Jersey corporation business tax return. For New Jersey State Income Tax purposes, Plaza Associates and Taj Associates have net operating loss carry-forwards of approximately $146,000,000 and $210,000,000, respectively. A valuation allowance of $146,000,000 and $210,000,000, respectively, has been provided for the deferred tax benefits of the operating loss carry forwards.

     Statements of Cash Flows

     For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

     Accounts Receivable

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 1998 and 1999 other assets include $5,764,000 and $8,014,000, respectively, which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3) Long-Term Debt

     Long-term debt consists of the following:

                                                                           December 31,               December 31,
                                                                               1998                       1999
                                                                      ---------------------      ----------------------

Trump AC Mortgage Notes (11 1/4% First Mortgage Notes,
due 2006) (a).......................................................       $1,200,000,000              $1,200,000,000
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006),
 net of unamortized discount of $2,388,000 and $1,932,000,
 respectively  (a)..................................................           72,612,000                  73,068,000
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006),
 net of unamortized discount of $1,174,000 and $949,000,
 respectively  (a)..................................................           23,826,000                  24,051,000
Mortgage notes payable (b)..........................................            1,348,000                   1,295,000
Capitalized lease obligations (c)...................................            4,913,000                   8,848,000
                                                                           --------------              --------------
                                                                            1,302,699,000               1,307,262,000
Less-Current maturities.............................................           (3,482,000)                 (4,438,000)
                                                                           --------------              --------------
                                                                           $1,299,217,000              $1,302,824,000
                                                                           ==============              ==============

___________________
(a) On April 17, 1996, Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in an aggregate principal amount of $1,200,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

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

    On December 10, 1997, Trump AC together with Trump AC Funding II issued Trump AC Mortgage Notes in an aggregate principal amount of $75,000,000 which bear interest at 11.25% and are due

    May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

    On December 10, 1997, Trump AC together with Trump AC Funding III issued Trump AC Mortgage Notes in an aggregate principal amount of $25,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

    Costs of $48,850,000 associated with the issuance of the Trump AC Mortgage Notes are being amortized over the term of the Trump AC Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $6,561,000, $6,593,000 and $5,894,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

(b) Interest on these notes is payable with an interest rate of 8.5%. The notes are due in 2012 and are secured by certain real property.

(c) Interest on these leases are payable with interest rates ranging from 6.5% to 13.0%. The leases are due at various dates between 2000 and 2004 and are secured by equipment.

Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

2000...........................................................         $ 5,511,000
2001...........................................................           3,476,000
2002...........................................................           1,432,000
2003...........................................................              31,000
2004...........................................................              12,000
                                                                        -----------
Total minimum payments.........................................          10,462,000
Less:  Amount representing interest............................          (1,614,000)
                                                                        -----------
Present Value of minimum lease payments........................         $ 8,848,000
                                                                        ===========

The aggregate maturities of long-term debt as of December 31, 1999 are as follows:

2000........................................................          $    4,438,000
2001........................................................               3,148,000
2002........................................................               1,412,000
2003........................................................                 102,000
2004........................................................                  92,000
Thereafter..................................................           1,298,070,000
                                                                      --------------
                                                                      $1,307,262,000
                                                                      ==============

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

(4) Commitments and Contingencies

     Leases and Employment Agreements

     Plaza Associates had entered into a 25 year easement agreement with the New Jersey Sports and Exposition Authority which provided for annual payments of $2,000,000. In December 1999, in connection with the closure of Trump World's Fair, Plaza Associates terminated the lease in accordance with its terms (See
Note 8).

     Trump AC leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1997, 1998 and 1999 was $9,269,000, $8,470,000 and $6,890,000, respectively.

     Future minimum lease payments under the noncancelable operating leases are as follows:

                                                                                  Total
                                                                            -----------------
2000......................................................................        $ 3,455,000
2001......................................................................          2,093,000
2002......................................................................          1,667,000
2003......................................................................          1,102,000
2004......................................................................          1,103,000
Thereafter................................................................         84,504,000
                                                                                  -----------
                                                                                  $93,924,000
                                                                                  ===========

     Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

     As of December 31, 1999, Trump AC had employment agreements with certain key employees with commitments of approximately $9,506,000. These commitments mature at various dates through 2002.

     Taj Associates received a permit under the Coastal Area Facilities Review Act ("CAFRA") (which included a condition of Taj Associates' casino license) that initially required Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 2000 unless extended.

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

     In June 1999, the CCC renewed Plaza Associates' and Taj Associates' casino licenses to operate Trump Plaza and the Taj Mahal for a period of four years through June 30, 2003 and March 31, 2003, respectively. Also, in June 1999, the CCC renewed Trump Casino Services' casino license for a period of four years through July 23, 2003. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino

Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

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

     Self-Insurance Reserves

     Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmen's compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. During 1998 and 1999 self insurance reserves decreased due to an internally focused aggressive policy whereby potential lawsuits are challenged immediately. Additionally, a more aggressive litigation policy was pursued to deter present and future frivolous lawsuits. Trump AC also retained an outside consultant to comprehensively review certain claims and to assist Trump AC in establishing the estimated reserves at December 31, 1998 and 1999. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

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

     Casino Reinvestment Development Authority Obligations

     Pursuant to the provisions of the Casino Control Act, Plaza Associates and Taj Associates, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates and Taj Associates intend on satisfying their obligations primarily by depositing funds to be used for the purchase of bonds or by making qualified investments. Plaza Associates and Taj Associates are required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1997, 1998 and 1999, Trump AC charged to operations $3,736,000, $3,758,000 and $4,195,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited.

     Concentrations of Credit Risks

     In accordance with casino industry practice, Plaza Associates and Taj Associates extend credit to qualified casino patrons, after background checks and investigations of credit worthiness. For the years ended December 31, 1998 and 1999, approximately 52.0% and 29.1%, respectively, of casino receivables (before allowances) were from customers whose primary residence is outside the United States, and approximately 26.0% and 5.9%, respectively, represents credit extended to patrons from the Far East.

(5) Employee Benefit Plans

     Plaza Associates and Taj Associates have a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan in 1997 and 1998, and 20% in 1999. Plaza Associates and Taj Associates will match 50% of the first 5% of an eligible employee's contributions in 1997, and 50% of the first 6% in 1998 and 1999. Trump AC recorded charges of $2,680,000, $3,483,000 and $3,560,000 for matching contributions for the years ended December 31, 1997, 1998 and 1999, respectively.

     Plaza Associates and Taj Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Plaza Associates and Taj Associates may be liable for their share of the plan's unfunded liabilities, if any, if the plans are terminated. Pension expense charged to operations for the years ended December 31, 1997, 1998 and 1999 was $1,595,000, $1,682,000 and $2,074,000
respectively.

(6) Transactions with Affiliates

     In 1996 and 1997, Plaza Associates purchased certain property for $24,599,000 with capital contributed by THCR Holdings. In addition, in 1996 THCR Holdings contributed $19,500,000 in capital to Plaza Associates for improvements related to Trump World's Fair. In 1998, these amounts, which were originally recorded as capital, were reversed and reclassified as amounts due to affiliates. Trump AC subsequently repaid $33,074,000 to THCR Holdings.

     Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable at December 31 are as follows:

                                                                            Year Ended December 31,
                                                                   ------------------------------------------
                                                                         1998                     1999
                                                                   ----------------          ----------------
Castle Associates (a)....................................              $20,679,000              $19,173,000
Trump Organization (a)...................................                  483,000                       --
THCR Holdings (a)........................................               13,869,000               43,775,000
                                                                       -----------              -----------
                                                                       $35,031,000              $62,948,000
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

    Beginning in late 1997 Trump Plaza and the Taj Mahal began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump's revenues. In 1997, 1998 and 1999, Trump AC incurred approximately $43,000, $861,000 and $1,574,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's plane available to customers of Trump Plaza and the Taj Mahal, Trump AC has incurred pilot costs of approximately $212,000, $197,000 and $238,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     TCS was formed for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, Plaza Associates, Taj Associates and Castle Associates.

(7)  All Star Cafe Transaction

     All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, payable in equal monthly installments. In addition, All Star was to pay percentage rent as defined.

     On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property with the exception of specialty trade fixtures became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates intends to continue to operate the facility as a themed restaurant and entertainment complex.

(8)  Trump World's Fair Closing

     On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair is $123,959,000, which includes $97,221,000 for the writedown of the net book value of the assets and $26,738,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

(9)  Fair Value of Financial Instruments

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

     The estimated fair values of other financial instruments are as follows:

                                                                                    December 31, 1999
                                                                         -------------------------------------
                                                                          Carrying Amount         Fair Value
                                                                         ----------------        -------------
Trump AC Mortgage Notes                                                    $1,200,000,000         $960,000,000
Trump AC Funding II Mortgage Notes                                         $   73,068,000         $ 58,875,000
Trump AC Funding III Mortgage Notes                                        $   24,051,000         $ 19,250,000

     The fair values of the Trump AC Mortgage Notes, Trump AC Funding II Mortgage Notes and Trump AC Funding III Mortgages Notes are based on quoted market prices as of December 31, 1999.

     There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10) Combined Financial Information - Trump AC Funding, Trump AC Funding II and Trump AC Funding III

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of December 31, 1999 is as follows:

Total Assets (including First Mortgage Notes receivable of $1,297,119,000
 and related interest receivable)............................................            $1,321,494,000
                                                                                         ==============
Total Liabilities and Capital (including First Mortgage Notes payable of
 $1,297,119,000 and related interest payable)................................            $1,321,494,000
                                                                                         ==============
Interest Income..............................................................            $  146,249,000
                                                                                         ==============
Interest Expense.............................................................            $  146,249,000
                                                                                         ==============
Net Income...................................................................             $          --
                                                                               ========================

To Trump Atlantic City Associates and Subsidiaries:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Atlantic City Associates and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the management of Trump Atlantic City Associates and Subsidiaries and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           Arthur Andersen LLP


Roseland, New Jersey
February 4, 2000

                                                                     SCHEDULE II

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                   Balance at    Charged to       Other             Balance at
                                                   Beginning     Costs and       Changes              End of
                                                   of Period      Expenses     (Deductions)           Period

YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts.................   $25,701,000   $24,503,000   $(40,396,000)  (A)   $ 9,808,000
Valuation allowance for interest differential
 on CRDA bonds..................................   $10,798,000   $ 4,270,000   $ (2,118,000)  (B)   $12,950,000

YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts.................   $17,095,000   $14,349,000   $ (5,743,000)  (A)   $25,701,000
Valuation allowance for interest differential
 on CRDA bonds..................................   $15,707,000   $ 3,758,000   $ (8,667,000)  (C)   $10,798,000

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful accounts.................   $17,355,000   $ 7,399,000   $ (7,659,000)  (A)   $17,095,000
Valuation allowance for interest differential
 on CRDA bonds..................................   $12,461,000   $ 3,736,000   $   (490,000)  (D)   $15,707,000


___________
(A) Writeoff of uncollectible accounts.
(B) Includes the reclassification of approximately $5,792,000 of previous CRDA deposits, the carrying value of which was $2,497,000 to property and equipment.
(C) Includes the reclassification of approximately $14,330,000 of previous CRDA deposits, the carrying value of which was $7,165,000 to property and equipment and $1,505,000 representing the adjustment to the allowance to give effect to the CRDA deposits to be refunded.
(D) Adjustment of allowance applicable to contribution of CRDA deposits.