Form 10-Q
period 2000-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2000-05-15
CIK 897729, 1006918, 1052517, 1052519

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

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
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                Identification Number)
                  2500 Boardwalk
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
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                   Identification Number)
                2500 Boardwalk
           Atlantic City, New Jersey                              08401
    (Address of principal executive offices)                    (Zip Code)
    Registrant's telephone number, including area code: (609) 441-6060

        Former name, former address and formal fiscal year, if changed since last report: Not Applicable



                     TRUMP ATLANTIC CITY FUNDING II, INC.
            (Exact Name of Registrant as specified in its charter)

                       Delaware                                22-3550202
           (State or other jurisdiction of                  (I.R.S. Employer
           incorporation or organization)                Identification Number)
                   2500 Boardwalk
              Atlantic City, New Jersey                          08401
      (Address of principal executive offices)                 (Zip Code)
      Registrant's telephone number, including area code: (609) 441-6060

        Former name, former address and formal fiscal year, if changed since last report: Not Applicable


                     TRUMP ATLANTIC CITY FUNDING III, INC.
            (Exact Name of Registrant as specified in its charter)

                   Delaware                                   22-3550203
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                 Identification Number)
                 2500 Boardwalk
            Atlantic City, New Jersey                            08401
    (Address of principal executive offices)                  (Zip Code)
    Registrant's telephone number, including area code: (609) 441-6060

        Former name, former address and formal fiscal year, if changed since last report: Not Applicable


  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

  As of May 15, 2000, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
  As of May 15, 2000, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.
  As of May 15, 2000, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

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

================================================================================

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES



                               INDEX TO FORM 10-Q


                                                                                                 Page No.
                                                                                                 --------
PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements
   Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
    Subsidiaries as of December 31, 1999 and March 31, 2000 (unaudited)............................     1
    Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
    Subsidiaries for the Three Months Ended March 31, 1999 and 2000 (unaudited)....................     2
   Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
    Subsidiaries for the Three Months Ended March 31, 2000 (unaudited).............................     3
   Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
    Subsidiaries for the Three Months Ended March 31, 1999 and 2000 (unaudited)....................     4
   Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
    Subsidiaries (unaudited).......................................................................   5-6

  ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................................  7-10

  ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.............................    10


PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings......................................................................    11

  ITEM 2 -- Changes in Securities and Use of Proceeds..............................................    11

  ITEM 3 -- Defaults Upon Senior Securities........................................................    11

  ITEM 4 -- Submission of Matters to a Vote of Security Holders....................................    11

  ITEM 5 -- Other Information......................................................................    11

  ITEM 6 -- Exhibits and Reports on Form 8-K.......................................................    11


SIGNATURES

  Signature -- Trump Atlantic City Associates......................................................    12

  Signature -- Trump Atlantic City Funding, Inc....................................................    13

  Signature -- Trump Atlantic City Funding II, Inc.................................................    14

  Signature -- Trump Atlantic City Funding III, Inc................................................    15

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                    ASSETS

                                                   December 31,     March 31,
                                                       1999           2000
                                                   ------------   ------------
                                                                   (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents...................... $      75,061   $    112,643
  Receivables, net...............................        33,881         31,150
  Inventories....................................         9,458          9,086
  Due from affiliates, net.......................        62,948         63,765
  Other current assets...........................         5,258          4,062
                                                   ------------    -----------
    Total Current Assets.........................       186,606        220,706
PROPERTY AND EQUIPMENT, NET......................     1,322,599      1,313,897
DEFERRED LOAN COSTS, NET.........................        24,750         23,382
OTHER ASSETS (Note 2)............................        36,911         38,342
                                                   ------------    -----------
    Total Assets................................. $   1,570,866   $  1,596,327
                                                   ============    ===========


          LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt........... $       4,438   $      4,074
  Accounts payable and accrued expenses..........       110,256        111,623
  Accrued interest payable.......................        24,375         60,937
                                                   ------------    -----------
    Total Current Liabilities....................       139,069        176,634
LONG-TERM DEBT, net of current maturities........     1,302,824      1,302,518
OTHER LONG-TERM LIABILITIES......................         5,557          5,557
                                                   ------------    -----------
    Total Liabilities............................     1,447,450      1,484,709
                                                   ------------    -----------
CAPITAL:
  Partners' Capital..............................       329,691        329,691
  Accumulated Deficit............................      (206,275)      (218,073)
                                                   ------------    -----------
    Total Capital................................       123,416        111,618
                                                   ------------    -----------
    Total Liabilities and Capital................ $   1,570,866   $  1,596,327
                                                   ============    ===========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (unaudited)
                                 (in thousands)



                                                            Three Months
                                                          Ended March 31,
                                                      -----------------------
                                                          1999         2000
                                                      ----------   ----------
REVENUES:
  Gaming............................................. $  195,166   $  202,668
  Rooms..............................................     15,716       13,439
  Food and Beverage..................................     24,230       22,797
  Other..............................................      7,295        6,051
                                                       ---------    ---------
    Gross Revenues...................................    242,407      244,955
  Less--Promotional allowances.......................     28,110       26,737
                                                       ---------    ---------
    Net Revenues.....................................    214,297      218,218
                                                       ---------    ---------
COSTS AND EXPENSES:
  Gaming.............................................    122,398      126,690
  Rooms..............................................      6,718        5,865
  Food and Beverage..................................      8,208        6,819
  General and Administrative.........................     41,479       39,024
  Depreciation and Amortization......................     15,325       13,485
  Trump World's Fair Closing (Note 3)................         --          482
                                                       ---------    ---------
                                                         194,128      192,365
                                                       ---------    ---------
    Income from operations...........................     20,169       25,853
                                                       ---------    ---------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income....................................        707          822
  Interest expense...................................    (38,397)     (38,500)
  Non-Operating income...............................        335           27
                                                       ---------    ---------
    Non-Operating expense, net.......................    (37,355)     (37,651)
                                                       ---------    ---------
NET LOSS............................................. $  (17,186)  $  (11,798)
                                                       =========    =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (unaudited)
                                 (in thousands)


                                                      Retained
                                                      Earnings
                                        Partners'   (Accumulated
                                         Capital      Deficit)        Total
                                        ----------  -------------  -----------

Balance, December 31, 1999............. $  329,691  $   (206,275)  $  123,416
Net Loss...............................         --       (11,798)     (11,798)
                                         ---------    ----------    ---------
Balance, March 31, 2000................ $  329,691  $   (218,073)  $  111,618
                                         =========    ==========    =========

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (unaudited)
                             (dollars in thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                           1999        2000
                                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss.............................................................. $  (17,186)  $  (11,798)
Adjustments to reconcile net loss to net cash flows
 from operating activities --
 Noncash charges --
  Depreciation and amortization   ....................................     15,325       13,485
  Accretion of discounts on indebtedness   ...........................        178          158
  Provisions for losses on receivables   .............................      2,635        1,130
  Amortization of deferred loan offering costs   .....................      1,546        1,368
  Valuation allowance of CRDA investments   ..........................        814          862
  Gain on disposition of property   ..................................       (335)         (27)
  Decrease in receivables.............................................      5,185        1,601
  Decrease in inventories.............................................        230          372
 Decrease/(increase) in advances to affiliates........................        740         (815)
 Decrease in other current assets.....................................      1,588        1,339
 (Increase)/decrease in other assets..................................     (1,045)         488
 (Decrease)/increase in accounts payable and accrued expenses.........     (6,432)       1,215
 Increase in accrued interest payable.................................     36,562       36,562
                                                                        ---------    ---------
  Net cash provided by operating activities   ........................     39,805       45,940
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net.............................     (2,614)      (4,295)
  Purchase of CRDA investments........................................     (2,654)      (2,470)
  Proceeds from disposition of property...............................      1,045           27
                                                                        ---------    ---------
   Net cash used in investing activities   ...........................     (4,223)      (6,738)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments and current maturities of long-term debt...................     (1,516)      (1,620)
                                                                        ---------    ---------
   Net cash used in financing activities..............................     (1,516)      (1,620)
                                                                        ---------    ---------


NET INCREASE IN CASH & CASH EQUIVALENTS   ............................     34,066       37,582
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   ...................     80,954       75,061
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   ......................... $  115,020   $  112,643
                                                                        =========    =========

CASH INTEREST PAID   ................................................. $       97   $      441
                                                                        =========    =========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations $      779   $      800
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

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Organization and Operations

     The accompanying consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC") and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III"), Trump Atlantic City Corporation, a Delaware Corporation ("TACC"), and Trump Casino Services, L.L.C., a New Jersey limited liability company ("Trump Services"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the 11 1/4% First Mortgage Notes due 2006 of Trump AC and Trump AC Funding, of Trump AC and Trump AC Funding II and of Trump AC and Trump AC Funding III (the "Trump AC Mortgage Notes") to distribute funds to Trump AC.

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 1999 filed with the SEC.

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for a full year.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at March 31, 2000 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

(3) Trump World's Fair Closing

     On October 4, 1999, Trump AC closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, costs of $482,000 were recorded during the three months ended March 31, 2000.

(4) Combined Financial Information--Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

                                                                    December 31,        March 31,
                                                                        1999              2000
                                                                  ---------------   ---------------
                                                                                      (unaudited)
Total Assets (including notes receivable of $1,297,119,000 at
 December 31, 1999 and $1,297,278,000 at March 31, 2000
 and related interest receivable)..............................  $  1,321,494,000  $  1,358,216,000
                                                                  ===============   ===============
Total Liabilities and Capital (including notes payable of
 $1,297,119,000 at December 31, 1999 and $1,297,278,000 at
 March 31, 2000 and related interest payable)..................  $  1,321,494,000  $  1,358,216,000
                                                                  ===============   ===============

                                                                     Three Months Ended March 31,
                                                                         1999            2000
                                                                  ---------------   ---------------
Interest Income                                                  $     36,562,000  $     36,562,000
                                                                 ================  ================
Interest Expense                                                 $     36,562,000  $     36,562,000
                                                                 ================  ================
Net Income                                                       $             --  $             --
                                                                 ================  ================

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

     The indentures under which the notes of Trump AC were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the Casino Control Commission.

     Capital expenditures for Trump AC were $2,614,000 and $4,295,000 for the three months ended March 31, 1999 and 2000, respectively.

     Capital expenditures for Trump Plaza were $681,000 and $1,199,000 and for the Taj Mahal were $1,878,000 and $2,662,000 for the three months ended March 31, 1999 and 2000, respectively.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended March 31, 1999 and 2000. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended March 31, 1999 and 2000 (Trump AC also includes TCS; which were not separately disclosed).

                                                           Three Months Ended March 31,
                                    ----------------------------------------------------------------------------
                                        1999         2000        1999         2000         1999         2000
                                       Plaza        Plaza         Taj          Taj         Total        Total
                                    Associates   Associates   Associates   Associates    Trump AC     Trump AC
                                    ----------------------------------------------------------------------------
(in thousands)
Revenues:
    Gaming.......................... $  82,322    $  77,603    $ 112,844    $ 125,065    $ 195,166    $ 202,668
    Other...........................    22,463       17,754       24,778       24,533       47,241       42,287
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Gross Revenues..................   104,785       95,357      137,622      149,598      242,407      244,955
    Less: Promotional Allowances....    13,989       11,846       14,121       14,891       28,110       26,737
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Net Revenues....................    90,796       83,511      123,501      134,707      214,297      218,218
                                     ---------    ---------    ---------    ---------    ---------    ---------
Costs & Expenses:
    Gaming..........................    50,233       51,108       72,165       75,582      122,398      126,690
    General & Administrative........    19,628       16,034       21,834       22,965       41,479       39,024
    Depreciation & Amortization.....     5,949        4,449        9,376        9,036       15,325       13,485
    Trump World's Fair closing......        --          482           --           --           --          482
    Other...........................     7,194        4,687        7,732        7,997       14,926       12,684
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total Costs and Expenses........    83,004       76,760      111,107      115,580      194,128      192,365
                                     ---------    ---------    ---------    ---------    ---------    ---------
Income from Operations..............     7,792        6,751       12,394       19,127       20,169       25,853
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Non-Operating Income..............        58          115          552          224        1,042          849
  Interest Expense..................   (11,761)     (11,904)     (23,445)     (23,457)     (38,397)     (38,500)
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Total Non-Operating Expense.......   (11,703)     (11,789)     (22,893)     (23,233)     (37,355)     (37,651)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Net Loss............................ $  (3,911)   $  (5,038)   $ (10,499)   $  (4,106)   $ (17,186)   $ (11,798)
                                     =========    =========    =========    =========    =========    =========

                                                                 Three Months Ended March 31,
                                     ------------------------------------------------------------------------------------
                                         1999         2000         1999           2000            1999          2000
                                        Plaza         Plaza         Taj            Taj            Total         Total
                                     Associates    Associates    Associates     Associates      Trump AC       Trump AC
                                     ------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Table Game Revenues.................. $  21,668    $    23,321    $  38,715    $     42,087    $    60,383    $    65,408
Incr (Decr) over Prior Period........              $     1,653                 $      3,372                   $     5,025
Table Game Drop...................... $ 140,082    $   152,246    $ 234,539    $    252,161    $   374,621    $   404,407
Incr (Decr) over Prior Period........              $    12,164                 $     17,622                   $    29,786
Table Win Percentage.................      15.5%          15.3%        16.5%           16.7%          16.1%          16.2%
Incr (Decr) over Prior Period........                (0.2) pts                     0.2 pts.                       0.1 pts
Number of Table Games................       103             95          147             143            250            238
Incr (Decr) over Prior Period........                       (8)                          (4)                          (12)

Slot Revenues........................ $  60,654    $    54,282    $  69,071    $     77,762    $   129,725    $   132,044
Incr (Decr) over Prior Period........              $    (6,372)                $      8,691                   $     2,319
Slot Handle.......................... $ 770,592    $   695,282    $ 885,143    $  1,009,122    $ 1,655,735    $ 1,704,404
Incr (Decr) over Prior Period........              $   (75,310)                $    123,979                   $    48,669
Slot Win Percentage..................       7.9%           7.8%         7.8%            7.7%           7.8%           7.7%
Incr (Decr) over Prior Period........                (0.1) pts                   (0.1) pts.                     (0.1) pts
Number of Slot Machines..............     4,204          2,774        4,175           4,521          8,379          7,295
Incr (Decr) over Prior Period........                   (1,430)                         346                        (1,084)

Poker Revenues.......................        --             --    $   4,432    $      4,645    $     4,432    $     4,645
Incr (Decr) over Prior Period........                       --                 $        213                   $       213
Number of Poker Tables...............        --             --           61              65             61             65
Incr (Decr) over Prior Period........                       --                            4                             4

Other Gaming Revenues................        --             --    $     626    $        571    $       626    $       571
Incr (Decr) over Prior Period........                       --                 $        (55)                  $       (55)

Total Gaming Revenues................ $  82,322    $    77,603    $ 112,844    $    125,065    $   195,166    $   202,668
Incr (Decr) over Prior Period........              $    (4,719)                $     12,221                   $     7,502


Number of Guest Rooms................     1,404            904        1,250           1,250          2,654          2,154
Occupancy Rate.......................      81.6%          86.6%        93.6%           90.0%          87.2%          88.6%
Average Daily Rate (Room Revenue).... $   75.29    $     77.19    $   75.67    $      77.55    $     75.49    $     77.40

     Gaming revenues are the primary source of Trump AC's revenues.   The year
over year increase in gaming revenues was due to increases in both table games and slot revenues. Table game revenues increased approximately $5,025,000 or 8.3% from the comparable period in 1999 due to increased volumes at both the Taj Mahal and Trump Plaza. Over all Trump AC's table win percentage increased to 16.2% from 16.1% in the comparable period in 1999. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers".
The Atlantic City industry table win percentages were 15.9% and 15.4% for the quarters ended March 31, 1999 and 2000, respectively.

     Slot revenues increased approximately $2,319,000 or 1.8% from the comparable period in 1999. Slot revenues at the Taj Mahal increased approximately $8,691,000 or 12.6% from the comparable period in 1999 but were offset by a decline at the Trump Plaza due to the closing of Trump World's Fair.

     Other revenues, General & Administrative, Depreciation & Amortization and Other Expenses were reduced from the comparable period in 1999 due to the closing of Trump World's Fair.

     Gaming Expenses increased over the comparable period in 1999 due to increased marketing and promotional expenses associated with increased Gaming revenues.

Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending March 31, 2000 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward Looking Statements

  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to Trump AC performance, trends in Trump AC operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

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

  Other Litigation. On or about March 20, 2000, Mark Metelman, a stockholder of Trump Hotels & Casino Resorts, Inc. ("THCR"), filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claims that a third party made an offer to purchase THCR and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The plaintiff seeks, among other things, an order requiring the defendants "to fully and fairly consider offers to purchase [THCR]," as well as money damages. The defendants believe the complaint is based on erroneous factual allegations and is legally without merit, and intend to seek its dismissal.

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

    27.1      Financial Data Schedule of Trump Atlantic City Associates.

    27.2      Financial Data Schedule of Trump Atlantic City Funding, Inc.

    27.3      Financial Data Schedule of Trump Atlantic City Funding II, Inc.

    27.4      Financial Data Schedule of Trump Atlantic City Funding III, Inc.

b. Current Reports on Form 8-K:
   The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 2000 and ending March 31, 2000.

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


                                TRUMP ATLANTIC CITY ASSOCIATES
                                        (Registrant)

                                By:  Trump Atlantic City Holding, Inc.,
                                     its general partner

Date:    May 15, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                    --------------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING, INC.
                                          (Registrant)
Date:      May 15, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                    --------------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING II, INC.
                                            (Registrant)
Date:      May 15, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                    --------------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING III, INC.
                                           (Registrant)
Date:      May 15, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                    --------------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)