Form 10-Q
period 2000-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2000-08-14
CIK 897729, 1006918, 1052517, 1052519

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ______ to ______
                         Commission File No.: 333-643

                        TRUMP ATLANTIC CITY ASSOCIATES
            (Exact Name of Registrant as specified in its charter)
                   New Jersey                                                           22-3213714
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)
                1000 Boardwalk
           Atlantic City, New Jersey                                                       08401
     (Address of principal executive offices)                                            (Zip Code)
   Registrant's telephone number, including area code: (609) 449-6542
Former name, former address and formal fiscal year, if changed since last report:   Not Applicable

                       TRUMP ATLANTIC CITY FUNDING, INC.
            (Exact Name of Registrant as specified in its charter)
                        Delaware                                                      22-3418939
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                     1000 Boardwalk
                Atlantic City, New Jersey                                              08401
(Address of principal executive offices)                                             (Zip Code)
Registrant's telephone number, including area code: (609) 449-6542
Former name, former address and formal fiscal year, if changed since last report:   Not Applicable

                     TRUMP ATLANTIC CITY FUNDING II, INC.
            (Exact Name of Registrant as specified in its charter)
                  Delaware                                                            22-3550202
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
             1000 Boardwalk
         Atlantic City, New Jersey                                                       08401
    (Address of principal executive offices)                                           (Zip Code)
Registrant's telephone number, including area code: (609) 449-6542
Former name, former address and formal fiscal year, if changed since last report:   Not Applicable

                     TRUMP ATLANTIC CITY FUNDING III, INC.
            (Exact Name of Registrant as specified in its charter)
                   Delaware                                                          22-3550203
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                1000 Boardwalk
            Atlantic City, New Jersey                                                   08401
       (Address of principal executive offices)                                      (Zip Code)
Registrant's telephone number, including area code: (609) 449-6542
Former name, former address and formal fiscal year, if changed since last report:   Not Applicable


  Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ____
                                                   ---
  As of August 14, 2000, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
  As of August 14, 2000, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.
  As of August 14, 2000, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

  Each of Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES



                              INDEX TO FORM 10-Q


                                                                                                   Page No.
                                                                                                   --------
PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements
Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
Subsidiaries as of December 31, 1999 and June 30, 2000 (unaudited).................................    1
Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
Subsidiaries for the Three and Six Months Ended June 30, 1999 and 2000 (unaudited).................    2
Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
Subsidiaries for the Six Months Ended June 30, 2000 (unaudited)....................................    3
Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
Subsidiaries for the Six Months Ended June 30, 1999 and 2000 (unaudited)...........................    4
Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
Subsidiaries (unaudited)...........................................................................  5-6
ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
          Results of Operations.................................................................... 7-10
ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk...............................   11

PART II -- OTHER INFORMATION

ITEM 1 -- Legal Proceedings........................................................................   12

ITEM 2 -- Changes in Securities and Use of Proceeds................................................   13

ITEM 3 -- Defaults Upon Senior Securities..........................................................   13

ITEM 4 -- Submission of Matters to a Vote of Security Holders......................................   13

ITEM 5 -- Other Information........................................................................   13

ITEM 6 -- Exhibits and Reports on Form 8-K.........................................................   13

SIGNATURES

Signature -- Trump Atlantic City Associates........................................................   14

Signature -- Trump Atlantic City Funding, Inc......................................................   15

Signature -- Trump Atlantic City Funding II, Inc...................................................   16

Signature -- Trump Atlantic City Funding III, Inc..................................................   17

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS

                                              December 31,     June 30,
                                                 1999            2000
                                              -----------    ------------
                                                              (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents................  $     75,061   $      69,850
  Receivables, net.........................        33,881          33,154
  Inventories..............................         9,458           9,520
  Due from affiliates, net.................        62,948          73,690
  Other current assets.....................         5,258           8,222
                                              -----------    ------------
    Total Current Assets...................       186,606         194,436
PROPERTY AND EQUIPMENT, NET................     1,322,599       1,308,972
DEFERRED LOAN COSTS, NET...................        24,750          22,054
OTHER ASSETS (Note 2)......................        36,911          40,075
                                              -----------    ------------
    Total Assets...........................  $  1,570,866   $   1,565,537
                                              ===========    ============


                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt.....  $      4,438   $       4,897
  Accounts payable and accrued expenses....       110,256         121,330
  Accrued interest payable.................        24,375          24,375
                                              -----------    ------------
    Total Current Liabilities..............       139,069         150,602
LONG-TERM DEBT, net of current maturities..     1,302,824       1,305,729
OTHER LONG-TERM LIABILITIES................         5,557           5,557
                                              -----------    ------------
    Total Liabilities......................     1,447,450       1,461,888
                                              -----------    ------------
CAPITAL:
  Partners' Capital........................       329,691         329,691
  Accumulated Deficit......................      (206,275)       (226,042)
                                              -----------    ------------
    Total Capital..........................       123,416         103,649
                                              -----------    ------------
    Total Liabilities and Capital..........  $  1,570,866   $   1,565,537
                                              ===========    ============



  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (unaudited)
                                 (in thousands)

                                              Three Months                 Six Months
                                             Ended June 30,               Ended June 30,
                                          --------------------          -----------------
                                            1999         2000           1999         2000
                                           -------      -------        -------     -------
REVENUES:
  Gaming...............................  $   225,753   $  215,688   $  420,919   $  418,356
  Rooms................................       19,577       14,946       35,293       28,385
  Food and Beverage....................       27,140       23,837       51,370       46,634
  Other................................        7,930        7,156       15,225       13,207
                                           ---------    ---------    ---------     ---------
    Gross Revenues.....................      280,400      261,627      522,807      506,582
  Less--Promotional allowances.........       31,358       26,996       59,468       53,733
                                           ---------    ---------    ---------     ---------
    Net Revenues.......................      249,042      234,631      463,339      452,849
                                           ---------    ---------    ---------     ---------
COSTS AND EXPENSES:
  Gaming................................     135,390      131,644      257,788      258,334
  Rooms.................................       7,838        6,511       14,556       12,376
  Food and Beverage.....................      10,125        7,860       18,333       14,679
  General and Administrative............      43,791       46,364       85,270       85,388
  Depreciation and Amortization.........      14,881       12,463       30,206       25,948
  Trump World's Fair Closing (Note 3)...          --          254           --          736
                                           ---------    ---------    ---------     ---------
                                             212,025      205,096      406,153      397,461
                                           ---------    ---------    ---------     ---------
    Income from operations..............      37,017       29,535       57,186       55,388
                                           ---------    ---------    ---------     ---------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income.......................         781          789        1,488        1,611
  Interest expense......................     (38,342)     (38,296)     (76,739)     (76,796)
  Non-Operating income..................          --            3          335           30
                                           ---------    ---------    ---------     ---------
  Non-Operating expense, net............     (37,561)     (37,504)     (74,916)     (75,155)
                                           ---------    ---------    ---------     ---------
NET LOSS................................ $      (544)  $   (7,969)  $  (17,730)  $  (19,767)
                                           =========    =========    =========     =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (unaudited)
                                (in thousands)


                                                 Retained
                                                 Earnings
                                 Partners'     (Accumulated
                                  Capital        Deficit)        Total
                               -----------   --------------    ---------
Balance, December 31, 1999... $    329,691  $      (206,275)  $  123,416
Net Loss.....................           --          (19,767)     (19,767)
                               -----------   --------------    ---------
Balance, June 30, 2000....... $    329,691  $      (226,042)  $  103,649
                               ===========   ==============    =========



   The accompanying notes are an integral part of this condensed consolidated financial statement.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000
                                  (unaudited)
                            (dollars in thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    -----------------------
                                                                                       1999          2000
                                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss........................................................................... $  (17,730)  $  (19,767)
 Adjustments to reconcile net loss to net cash flows from operating activities --
  Noncash charges --
   Depreciation and amortization ...................................................     30,206       25,948
   Accretion of discounts on indebtedness ..........................................        351          312
   Provisions for losses on receivables  ...........................................      6,168        2,305
   Amortization of deferred loan offering costs ....................................      3,037        2,695
   Valuation allowance of CRDA investments .........................................      1,953        1,773
   Gain on disposition of property   ...............................................       (335)         (31)
  Decrease/(increase) in receivables................................................      3,682       (1,578)
  Increase in inventories...........................................................       (286)         (61)
  Increase in advances to affiliates................................................    (13,381)     (10,741)
  Increase in other current assets..................................................     (2,632)      (2,594)
  Increase in other assets..........................................................     (1,737)        (792)
  Increase in accounts payable and accrued expenses.................................      1,382       11,162
                                                                                      ---------    ---------
   Net cash provided by operating activities   ....................................     10,678         8,631
                                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net..........................................     (5,481)      (5,914)
  Purchase of CRDA investments.....................................................     (5,098)      (5,005)
  Proceeds from disposition of property............................................      1,087           30
                                                                                     ---------    ---------
  Net cash used in investing activities   .........................................     (9,492)     (10,889)
                                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments and current maturities of long-term debt...............................      (2,710)      (2,953)
                                                                                     ---------    ---------
   Net cash used in financing activities..........................................      (2,710)      (2,953)
                                                                                     ---------    ---------


NET DECREASE IN CASH & CASH EQUIVALENTS   ........................................      (1,524)      (5,211)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   ...............................      80,954       75,061
                                                                                     ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD   .....................................  $   79,430   $   69,850
                                                                                     =========    =========

CASH INTEREST PAID   .............................................................  $   73,419   $   73,630
                                                                                     =========    =========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations   .........  $    3,620   $    6,014
                                                                                     =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

(1) Organization and Operations

     The accompanying consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC") and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III"), Trump Atlantic City Corporation, a Delaware Corporation ("TACC"), and Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"). Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the 11 1/4% First Mortgage Notes due 2006 of Trump AC and Trump AC Funding, of Trump AC and Trump AC Funding II and of Trump AC and Trump AC Funding III (the "Trump AC Mortgage Notes") to distribute funds to Trump AC.

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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for a full year.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at June 30, 2000 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

(3) Trump World's Fair Closing

     On October 4, 1999, Trump AC closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, costs of $736,000 were recorded during the six months ended June 30, 2000.

(4) Combined Financial Information--Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

                                                                    December 31,         June 30,
                                                                       1999               2000
                                                                  ---------------   ---------------
                                                                                      (unaudited)

Total Assets (including notes receivable of $1,297,119,000 at
 December 31, 1999 and $1,297,432,000 at June 30, 2000 and
 related interest receivable)..................................  $  1,321,494,000  $  1,321,807,000
                                                                  ===============   ===============
Total Liabilities and Capital (including notes payable of
 $1,297,119,000 at December 31, 1999 and $1,297,432,000 at
 June 30, 2000 and related interest payable)...................  $  1,321,494,000  $  1,321,807,000
                                                                  ===============   ===============

                                                                    Six Months Ended June 30,
                                                                    1999               2000
                                                                ---------------   ---------------

Interest Income................................................  $ 73,125,000      $ 73,125,000
                                                                 ============      ============
Interest Expense...............................................  $ 73,125,000      $ 73,125,000
                                                                 ============      ============
Net Income.....................................................  $         --      $         --
                                                                 ============      ============

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

     The ability of Trump AC to repay its long-term debt when due will depend on the ability of Plaza Associates and Taj Associates to generate cash from operations sufficient for such purposes or on the ability of Trump AC to refinance such indebtedness. Cash Flow from operations may not be sufficient to repay a substantial portion of the principal amount of the indebtedness upon maturity. The future operating performance and the ability to refinance such indebtedness will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Plaza Associates and Taj Associates will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets generally or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing or other attempts to raise capital.

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

     Capital expenditures for Trump AC were $5,481,000 and $5,914,000 for the six months ended June 30, 1999 and 2000, respectively.

     Capital expenditures for Trump Plaza were $1,323,000 and $385,000 and for the Taj Mahal were $3,946,000 and $4,992,000 for the six months ended June 30, 1999 and 2000, respectively.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended June 30, 1999 and 2000. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended June 30, 1999 and 2000 (Trump AC also includes TCS; which were not separately disclosed).

                                                            Three Months Ended June 30,
                                    ----------------------------------------------------------------------------
                                       1999         2000         1999         2000         1999         2000
                                      Plaza         Plaza         Taj          Taj         Total        Total
                                    Associates    Associates   Associates   Associates    Trump AC     Trump AC
                                    ----------------------------------------------------------------------------
                                                                  (in thousands)
Revenues:
    Gaming.........................  $  93,898    $  81,461    $ 131,855    $ 134,227    $ 225,753    $ 215,688
    Other..........................     25,926       18,337       28,721       27,602       54,647       45,939
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Gross Revenues.................    119,824       99,798      160,576      161,829      280,400      261,627
    Less: Promotional Allowances...     15,513       11,941       15,845       15,055       31,358       26,996
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Net Revenues...................    104,311       87,857      144,731      146,774      249,042      234,631
                                     ---------    ---------    ---------    ---------    ---------    ---------
Costs & Expenses:
    Gaming.........................     55,755       53,614       79,634       78,030      135,390      131,644
    General & Administrative.......     20,361       19,128       23,400       27,224       43,791       46,364
    Depreciation & Amortization....      5,698        3,307        9,183        9,156       14,881       12,463
    Trump World's Fair closing.....         --          254           --           --           --          254
    Other..........................      8,703        5,353        9,260        9,018       17,963       14,371
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total Costs and Expenses.......     90,517       81,656      121,477      123,428      212,025      205,096
                                     ---------    ---------    ---------    ---------    ---------    ---------
Income from Operations.............     13,794        6,201       23,254       23,346       37,017       29,535
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Non-Operating Income.............         --            3           --           --           --            3
  Interest Income..................        267          141          456          288          781          789
  Interest Expense.................    (11,749)     (11,823)     (23,425)     (23,345)     (38,342)     (38,296)
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Total Non-Operating Expense......    (11,482)     (11,679)     (22,969)     (23,057)     (37,561)     (37,504)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Net Income/(Loss)..................  $   2,312    $  (5,478)   $     285    $     289    $    (544)   $  (7,969)
                                     =========    =========    =========    =========    =========    =========


                                                                     Three Months Ended June 30,
                                     -------------------------------------------------------------------------------------
                                      1999              2000          1999          2000           1999          2000
                                      Plaza             Plaza         Taj            Taj           Total         Total
                                     Associates        Associates   Associates     Associates     Trump AC      Trump AC
                                     -------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Table Game Revenues.................  $  23,160    $   24,311    $    44,829    $    46,228    $    67,989    $    70,539
Incr (Decr) over Prior Period.......               $    1,151                   $     1,399                   $     2,550
Table Game Drop.....................  $ 153,855    $  161,118    $   269,683    $   269,268    $   423,538    $   430,386
Incr (Decr) over Prior Period.......               $    7,263                   $      (415)                  $     6,848
Table Win Percentage................       15.1%         15.1%          16.6%          17.2%          16.1%          16.4%
Incr (Decr) over Prior Period.......                       --                           0.6                       0.3 pts
Number of Table Games...............        100            96            149            143            249            239
Incr (Decr) over Prior Period.......                       (4)                           (6)                          (10)

Slot Revenues.......................  $  70,738    $   57,150    $    81,548    $    82,715    $   152,286    $   139,865
Incr (Decr) over Prior Period.......               $  (13,588)                  $     1,167                   $   (12,421)
Slot Handle.........................  $ 884,807    $  721,365    $ 1,012,813    $ 1,069,101    $ 1,897,620    $ 1,790,466
Incr (Decr) over Prior Period.......               $ (163,442)                  $    56,288                   $  (107,154)
Slot Win Percentage.................        8.0%          7.9%           8.1%           7.7%           8.0%           7.8%
Incr (Decr) over Prior Period.......                     (0.1)                         (0.4)                    (0.2) pts
Number of Slot Machines.............      4,223         2,851          4,240          4,572          8,463          7,423
Incr (Decr) over Prior Period.......                   (1,372)                          332                        (1,040)

Poker Revenues......................         --            --    $     4,843    $     4,688    $     4,843    $     4,688
Incr (Decr) over Prior Period.......                       --                   $      (155)                  $      (155)
Number of Poker Tables..............         --            --             62             65             62             65
Incr (Decr) over Prior Period.......                       --                             3                             3

Other Gaming Revenues...............         --            --    $       635    $       596    $       635    $       596
Incr (Decr) over Prior Period.......                       --                   $       (39)                  $       (39)

Total Gaming Revenues...............  $  93,898    $   81,461    $   131,855    $   134,227    $   225,753    $   215,688
Incr (Decr) over Prior Period.......               $  (12,437)                  $     2,372                   $   (10,065)


Number of Guest Rooms...............      1,404           904          1,250          1,250          2,654          2,154
Occupancy Rate......................       92.3%         89.9%          96.1%          93.1%          94.1%          91.8%
Average Daily Rate (Room Revenue)...  $   81.26    $    78.69    $     91.36    $     86.16    $     89.84    $     83.09

     Gaming revenues are the primary source of Trump AC's revenues.   The year
over year decrease in gaming revenues was due to a decline in slot revenues at the Trump Plaza due to the closing of Trump World's Fair. Table game revenues increased approximately $2,550,000 or 3.8% from the comparable period in 1999 due to increased volumes at the Trump Plaza and an improved table win percentage at the Taj Mahal. Over-all Trump AC's table win percentage increased to 16.4% from 16.1% in the comparable period in 1999. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 16.3% for the three months ended June 30, 1999 and 2000, respectively.

     Slot revenues decreased approximately $12,421,000 or 8.2% from the comparable period in 1999. Slot revenues at the Taj Mahal increased approximately $1,167,000 or 1.4% from the comparable period in 1999 but were offset by a decline at the Trump Plaza due to the closing of Trump World's Fair.

     Other non-gaming revenues and their associated expenses, as well as Depreciation & Amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair.

     Gaming costs and expenses decreased approximately $3,746,000 or 2.8% from the comparable period in 1999 due to the closing of the Trump World's Fair and reduced gaming bad debt expense at the Taj Mahal. Promotional costs at Trump Plaza disproportionately exceeded slot revenue increases at Trump Plaza's remaining operation after closure of Trump World's Fair.

     General and Administrative expenses increased approximately $2,573,000 or 5.9% from the comparable period in 1999. General and Administrative expenses at Trump Plaza decreased approximately $1,233,000 or 6.1% from the comparable period in 1999 due to the closing of the Trump World's Fair. Expenses at Taj Mahal increased approximately $3,824,000 or 16.3% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in regulatory costs, legal fees and insurance reserves.

     Comparison of Six-Month Periods Ended June 30, 1999 and 2000. The following table includes selected data of Plaza Associates and Taj Associates for the six months ended June 30, 1999 and 2000 (Trump AC also includes TCS; which were not separately disclosed).

                                                             Six Months Ended June 30,
                                     --------------------------------------------------------------------------
                                        1999         2000         1999         2000         1999         2000
                                       Plaza         Plaza         Taj          Taj         Total        Total
                                     Associates   Associates   Associates   Associates    Trump AC     Trump AC
                                     --------------------------------------------------------------------------
                                                                 (in thousands)
Revenues:
    Gaming.........................  $ 176,220    $ 159,064    $ 244,699    $ 259,292    $ 420,919    $ 418,356
    Other..........................     48,389       36,091       53,499       52,135      101,888       88,226
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Gross Revenues.................    224,609      195,155      298,198      311,427      522,807      506,582
    Less: Promotional Allowances...     29,502       23,787       29,966       29,946       59,468       53,733
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Net Revenues...................    195,107      171,368      268,232      281,481      463,339      452,849
                                     ---------    ---------    ---------    ---------    ---------    ---------
Costs & Expenses:
    Gaming.........................    105,989      104,722      151,799      153,612      257,788      258,334
    General & Administrative.......     39,988       35,162       45,234       50,189       85,270       85,388
    Depreciation & Amortization....     11,647        7,756       18,559       18,192       30,206       25,948
    Trump World's Fair closing.....         --          736           --           --           --          736
    Other..........................     15,897       10,040       16,992       17,015       32,889       27,055
                                     ---------    ---------    ---------    ---------    ---------    ---------
    Total Costs and Expenses.......    173,521      158,416      232,584      239,008      406,153      397,461
                                     ---------    ---------    ---------    ---------    ---------    ---------
Income from Operations.............     21,586       12,952       35,648       42,473       57,186       55,388
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Non-Operating Income.............         --           30          335           --          335           30
  Interest Income..................        325          229          673          512        1,488        1,611
  Interest Expense.................    (23,510)     (23,727)     (46,870)     (46,802)     (76,739)     (76,796)
                                     ---------    ---------    ---------    ---------    ---------    ---------
  Total Non-Operating Expense......    (23,185)     (23,468)     (45,862)     (46,290)     (74,916)     (75,155)
                                     ---------    ---------    ---------    ---------    ---------    ---------
Net Loss...........................  $  (1,599)   $ (10,516)   $ (10,214)   $  (3,817)   $ (17,730)   $ (19,767)
                                     =========    =========    =========    =========    =========    =========

                                                                     Six Months Ended June 30,
                                       ------------------------------------------------------------------------------------
                                         1999             2000           1999           2000           1999          2000
                                         Plaza            Plaza           Taj            Taj           Total        Total
                                       Associates       Associates     Associates     Associates      Trump AC     Trump AC
                                       ------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Table Game Revenues..............     $    44,828    $    47,632    $    83,544    $    88,315    $   128,372    $   135,947
Incr (Decr) over Prior Period....                    $     2,804                   $     4,771                   $     7,575
Table Game Drop..................     $   293,937    $   313,363    $   504,222    $   521,429    $   798,159    $   834,792
Incr (Decr) over Prior Period....                    $    19,426                   $    17,207                   $    36,633
Table Win Percentage.............            15.3%          15.2%          16.6%          16.9%          16.1%          16.3%
Incr (Decr) over Prior Period....                           (0.1)                          0.3                     (0.2) pts
Number of Table Games............             102             96            148            143            250            239
Incr (Decr) over Prior Period....                             (6)                           (5)                          (11)

Slot Revenues....................     $   131,392    $   111,432    $   150,619    $   160,477    $   282,011    $   271,909
Incr (Decr) over Prior Period....                    $   (19,960)                  $     9,858                   $   (10,102)
Slot Handle......................     $ 1,655,399    $ 1,416,646    $ 1,897,956    $ 2,078,222    $ 3,553,355    $ 3,494,868
Incr (Decr) over Prior Period....                    $  (238,753)                  $   180,266                   $   (58,487)
Slot Win Percentage..............             7.9%           7.9%           7.9%           7.7%           7.9%           7.8%
Incr (Decr) over Prior Period....                             --                          (0.2)                    (0.1) pts
Number of Slot Machines..........           4,213          2,809          4,207          4,547          8,420          7,356
Incr (Decr) over Prior Period....                         (1,404)                          340                        (1,064)

Poker Revenues...................              --             --    $     9,275    $     9,333    $     9,275    $     9,333
Incr (Decr) over Prior Period....                             --                   $        58                   $        58
Number of Poker Tables...........              --             --             61             65             61             65
Incr (Decr) over Prior Period....                             --                             4                             4

Other Gaming Revenues............              --             --    $     1,261    $     1,167    $     1,261    $     1,167
Incr (Decr) over Prior Period....                             --                   $       (94)                  $       (94)

Total Gaming Revenues............     $   176,220    $   159,064    $   244,699    $   259,292    $   420,919    $   418,356
Incr (Decr) over Prior Period....                    $   (17,156)                  $    14,593                   $    (2,563)


Number of Guest Rooms...............        1,404            904          1,250          1,250          2,654          2,154
Occupancy Rate......................         86.9%          88.2%          94.8%          91.6%          90.6%          90.2%
Average Daily Rate (Room Revenue)...  $     78.57    $     77.96    $     83.67    $     81.93    $     81.04    $     80.30

     Gaming revenues are the primary source of Trump AC's revenues.   The year
over year decrease in gaming revenues was due to a decline in slot revenues at the Trump Plaza due to the closing of Trump World's Fair. Table game revenues increased approximately $7,575,000 or 5.9% from the comparable period in 1999 due to increased volumes at both the Taj Mahal and Trump Plaza. Over all Trump AC's table win percentage increased to 16.3% from 16.1% in the comparable period in 1999. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.7% and 15.9% for the six months ended June 30, 1999 and 2000, respectively.

     Slot revenues decreased approximately $10,102,000 or 3.6% from the comparable period in 1999. Slot revenues at the Taj Mahal increased approximately $9,858,000 or 6.5% from the comparable period in 1999 but were offset by a decline at the Trump Plaza due to the closing of Trump World's Fair.

     Other non-gaming revenues and their associated expenses, as well as Depreciation & Amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair.

     General and Administrative expenses increased approximately $118,000 from the comparable period in 1999. General and Administrative expenses at Trump Plaza decreased approximately $4,826,000 or 12.1% from the comparable period in 1999 due to the closing of Trump World's Fair. Expenses at Taj Mahal increased approximately $4,955,000 or 11.0% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in regulatory costs, legal fees and insurance reserves.

     Seasonality

     The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending June 30, 2000 are not necessarily indicative of the operating results for a full year.

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

  Other Litigation. On or about March 20, 2000, Mark Metelman, a stockholder of Trump Hotels & Casino Resorts, Inc. ("THCR"), filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claims that a third party made an offer to purchase THCR and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The plaintiff seeks, among other things, an order requiring the defendants "to fully and fairly consider offers to purchase [THCR]," as well as money damages. The defendants believe the complaint is based on erroneous factual allegations and is legally without merit, and filed a motion to dismiss in lieu of answer. On July 12, 2000, plaintiff filed a brief in opposition to defendants' motion to dismiss for which oral argument was heard on July 21, 2000. On July 21, 2000, the Court dismissed plaintiffs' Complaint without prejudice. The Court granted the plaintiffs 10 weeks within which to file an Amended Complaint, pleading a shareholders derivative action. If plaintiffs do not file an Amended Complaint within the 10 week time period, the dismissal shall be considered to be with prejudice.

  On July 27, 2000, the Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission informed THCR that it is considering recommending that the Commission authorize filing a civil injunctive action against THCR, its former Chief Executive Officer and its Chief Financial Officer, charging that each of them violated the Securities Exchange Act of 1934 by issuing on October 25, 1999, a press release that was materially false and misleading because it failed to disclose that $17 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' September 1999 acquisition of the All Star Cafe restaurant from Planet Hollywood International, Inc. The details of that transaction, and its effects on THCR's third quarter results, were discussed in THCR's Report on Form 10-Q filed with the Commission on November 4, 1999. The Staff indicated to THCR that it may seek authority from the Commission to seek injunctive relief and civil penalties, among other things.

   THCR intends to submit a statement to the Commission setting forth the reasons why THCR believes that the contemplated civil action should not be brought. If, notwithstanding THCR's submission, such an action is brought, THCR intends to defend it vigorously. There can be no assurances, however, of the outcome of such an action. THCR does not believe that such an action, if brought, would have a material adverse effect on its business, operating results or financial position.

   THCR. On or about July 30, 1999, William K. Steiner, a stockholder of THCR, filed a derivative action (the "Steiner Action") in the Court of Chancery in Delaware (Civil Action No. 17336NC). The plaintiff in the Steiner Action, through his attorneys, had entered into a stipulation dismissing the case, without prejudice, subject to the approval of the Delaware Chancery Court. No consideration was paid by any defendant in exchange for the plaintiffs' agreement to dismiss the case.

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

    27.1        Financial Data Schedule of Trump Atlantic City Associates.

    27.2        Financial Data Schedule of Trump Atlantic City Funding, Inc.

    27.3        Financial Data Schedule of Trump Atlantic City Funding II, Inc.

    27.4        Financial Data Schedule of Trump Atlantic City Funding III, Inc.

b.  Current Reports on Form 8-K:
     The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 2000 and ending June 30, 2000.

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


                                    TRUMP ATLANTIC CITY ASSOCIATES
                                              (Registrant)
                                    By:  Trump Atlantic City Holding, Inc.,
                                         its general partner

Date:    August 14, 2000
                                    By: /s/ Francis X. McCarthy, Jr.
                                    ---------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRUMP ATLANTIC CITY FUNDING, INC.
                                          (Registrant)
Date:      August 14, 2000

                               By: /s/ Francis X. McCarthy, Jr.
                                   -------------------------------------------
                                   Francis X. McCarthy, Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRUMP ATLANTIC CITY FUNDING II, INC.
                                            (Registrant)
Date:      August 14, 2000

                                By: /s/ Francis X. McCarthy, Jr.
                                    -------------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING III, INC.
                                           (Registrant)

Date:      August 14, 2000

                                 By: /s/ Francis X. McCarthy, Jr.
                                     ----------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)