Form 10-Q
period 2000-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2000-11-14
CIK 897729, 1006918, 1052517, 1052519

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000
                                      OR

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
     (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                 Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                           08401
                (Address of principal executive offices)                                  (Zip Code)
Registrant's telephone number, including area code: (609) 441-8406
Former name, former address and formal fiscal year, if changed since last report:   1000 Boardwalk

                                        TRUMP ATLANTIC CITY FUNDING, INC.
                              (Exact Name of Registrant as specified in its charter)

                                Delaware                                                  22-3418939
     (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                  Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                           08401
                (Address of principal executive offices)                                  (Zip Code)
   Registrant's telephone number, including area code: (609) 441-8406
Former name, former address and formal fiscal year, if changed since last report:   1000 Boardwalk

                                       TRUMP ATLANTIC CITY FUNDING II, INC.
                              (Exact Name of Registrant as specified in its charter)

                                Delaware                                                  22-3550202
     (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                  Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                           08401
                (Address of principal executive offices)                                  (Zip Code)
   Registrant's telephone number, including area code: (609) 441-8406
Former name, former address and formal fiscal year, if changed since last report:   1000 Boardwalk

                                      TRUMP ATLANTIC CITY FUNDING III, INC.
                              (Exact Name of Registrant as specified in its charter)

                                Delaware                                                  22-3550203
     (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                  Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                           08401
                (Address of principal executive offices)                                  (Zip Code)
   Registrant's telephone number, including area code: (609) 441-8406
Former name, former address and formal fiscal year, if changed since last report:   1000 Boardwalk

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___
                                                   ---

     As of November 14, 2000, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
     As of November 14, 2000, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.
     As of November 14, 2000, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

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

================================================================================

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES


                              INDEX TO FORM 10-Q


                                                                                                                            Page No.
                                                                                                                            --------
PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements

    Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
     Subsidiaries as of December 31, 1999 and September 30, 2000 (unaudited)................................................       1
    Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
     Subsidiaries for the Three and Nine Months Ended September 30, 1999 and 2000 (unaudited)...............................       2
    Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
     Subsidiaries for the Nine Months Ended September 30, 2000 (unaudited)..................................................       3
    Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
     Subsidiaries for the Nine Months Ended September 30, 1999 and 2000 (unaudited).........................................       4
    Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
     Subsidiaries (unaudited)...............................................................................................     5-6
  ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................................................    7-11

  ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk......................................................      11

PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings...............................................................................................   12-13

  ITEM 2 -- Changes in Securities and Use of Proceeds.......................................................................      13

  ITEM 3 -- Defaults Upon Senior Securities.................................................................................      13

  ITEM 4 -- Submission of Matters to a Vote of Security Holders.............................................................      13

  ITEM 5 -- Other Information...............................................................................................      13

  ITEM 6 -- Exhibits and Reports on Form 8-K................................................................................      13

SIGNATURES

  Signature -- Trump Atlantic City Associates...............................................................................      14

  Signature -- Trump Atlantic City Funding, Inc.............................................................................      15

  Signature -- Trump Atlantic City Funding II, Inc..........................................................................      16

  Signature -- Trump Atlantic City Funding III, Inc.........................................................................      17

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS

                                                                                        December 31,        September 30,
                                                                                            1999                 2000
                                                                                        -------------       -------------
                                                                                                             (unaudited)
CURRENT ASSETS:

  Cash and cash equivalents......................................................    $         75,061     $        119,576
  Receivables, net...............................................................              33,881               38,783
  Inventories....................................................................               9,458                8,714
  Due from affiliates, net.......................................................              62,948               72,472
  Other current assets...........................................................               5,258                9,442
                                                                                     ----------------     ----------------
    Total Current Assets.........................................................             186,606              248,987
PROPERTY AND EQUIPMENT, NET......................................................           1,322,599            1,301,056
DEFERRED LOAN COSTS, NET.........................................................              24,750               20,764
OTHER ASSETS (Note 2)............................................................              36,911               39,387
                                                                                     ----------------     ----------------
    Total Assets.................................................................    $      1,570,866     $      1,610,194
                                                                                     ================     ================

                                                 LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt...........................................    $          4,438     $          4,830
  Accounts payable and accrued expenses..........................................             110,256              117,488
  Accrued interest payable.......................................................              24,375               60,938
                                                                                     ----------------     ----------------
    Total Current Liabilities....................................................             139,069              183,256
LONG-TERM DEBT, net of current maturities........................................           1,302,824            1,303,946
OTHER LONG-TERM LIABILITIES......................................................               5,557                5,557
                                                                                     ----------------     ----------------
    Total Liabilities............................................................           1,447,450            1,492,759
                                                                                     ----------------     ----------------
CAPITAL:

  Partners' Capital..............................................................             329,691              329,691
  Accumulated Deficit............................................................           (206,275)            (212,256)
                                                                                     ----------------     ----------------
    Total Capital................................................................             123,416              117,435
                                                                                     ----------------     ----------------
    Total Liabilities and Capital................................................    $      1,570,866     $      1,610,194
                                                                                     ================     ================

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (unaudited)
                                (in thousands)

                                                               Three Months                Nine Months
                                                              Ended September 30,        Ended September 30,
                                                              -------------------        -------------------
                                                              1999           2000        1999           2000
                                                              ----           ----        ----           ----
REVENUES:

  Gaming...................................................   $ 241,324    $ 246,040    $ 662,243    $ 664,396

  Rooms....................................................      22,457       16,866       57,750       45,251

  Food and Beverage........................................      29,170       28,656       80,540       75,290

  Other....................................................      27,110        8,833       42,335       22,040
                                                              ---------    ---------    ---------    ---------
    Gross Revenues.........................................     320,061      300,395      842,868      806,977

  Less--Promotional allowances.............................      35,397       32,891       94,865       86,624
                                                              ---------    ---------    ---------    ---------
    Net Revenues...........................................     284,664      267,504      748,003      720,353
                                                              ---------    ---------    ---------    ---------

COSTS AND EXPENSES:

  Gaming...................................................     143,493      144,815      401,281      403,149

  Rooms....................................................       7,276        6,453       21,832       18,829

  Food and Beverage........................................      10,037        8,422       28,370       23,101

  General and Administrative...............................      43,043       43,211      128,315      128,599

  Depreciation and Amortization............................      14,704       13,174       44,910       39,122

  Trump World's Fair Closing (Note 3)......................     128,375           29      128,375          765
                                                              ---------    ---------    ---------    ---------
                                                                346,928      216,104      753,083      613,565
                                                              ---------    ---------    ---------    ---------
    Income/(loss) from operations..........................     (62,264)      51,400       (5,080)     106,788
                                                              ---------    ---------    ---------    ---------
NON-OPERATING INCOME AND (EXPENSES):

  Interest income..........................................         879          874        2,369        2,485

  Interest expense.........................................     (38,592)     (38,494)    (115,331)    (115,290)

  Non-Operating income.....................................          50            6          385           36
                                                              ---------    ---------    ---------    ---------
   Non-Operating expense, net..............................     (37,663)     (37,614)    (112,577)    (112,769)
                                                              ---------    ---------    ---------    ---------
NET (LOSS)/INCOME..........................................   $ (99,927)   $  13,786    $(117,657)   $  (5,981)
                                                              =========    =========    =========    =========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (unaudited)
                                (in thousands)

                                                                                            Retained
                                                                                            Earnings
                                                                         Partners'        (Accumulated
                                                                          Capital           Deficit)          Total
                                                                      -------------      --------------   ------------
Balance, December 31, 1999.......................................     $     329,691      $     (206,275)  $    123,416
Net Loss.........................................................                --              (5,981)        (5,981)
                                                                      -------------      --------------   ------------
Balance, September 30, 2000......................................     $     329,691      $     (212,256)  $    117,435
                                                                      =============      ==============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                  (unaudited)
                            (dollars in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                               ------------------------------
                                                                                                    1999             2000
                                                                                               -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss....................................................................................   $    (117,657)    $     (5,981)
Adjustments to reconcile net loss to net cash flows from operating activities --
  Noncash charges--
  Depreciation and amortization.............................................................          44,910           39,122
  Accretion of discounts on indebtedness....................................................             518              462
  Provisions for losses on receivables......................................................          10,321            3,400
  Amortization of deferred loan offering costs..............................................           4,485            3,986
  Valuation allowance of CRDA investments...................................................           3,175            3,537
  Gain on property received upon termination of lease.......................................         (17,200)              --
  Gain on disposition of property...........................................................            (385)            (36)
  Write off net book value of Trump World's Fair Assets.....................................          97,682               --
 Decrease/(increase) in receivables.........................................................           4,657           (8,303)
 (Increase)/decrease in inventories.........................................................            (157)             744
 Increase in advances to affiliates.........................................................         (13,671)          (9,524)
 Decrease/(increase) in other current assets................................................             462           (3,817)
 Increase in other assets...................................................................          (1,624)          (2,083)
 Increase in accounts payable and accrued expenses..........................................          26,314            9,402
 Increase in accrued interest payable.......................................................          36,563           36,563
                                                                                               -------------     ------------
  Net cash provided by operating activities.................................................          78,393           67,472
                                                                                               -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net of property received upon lease termination.......         (10,925)         (12,832)
  Purchase of CRDA investments..............................................................          (7,941)          (7,729)
  Proceeds from disposition of property.....................................................           4,502               30
                                                                                               -------------     ------------
   Net cash used in investing activities....................................................         (14,364)         (20,531)
                                                                                               -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional Borrowings....................................................................              --            2,978
   Payments and current maturities of long-term debt........................................          (4,151)          (5,404)
                                                                                               -------------     ------------
    Net cash used in financing activities...................................................          (4,151)          (2,426)
                                                                                               -------------     ------------

NET INCREASE IN CASH & CASH EQUIVALENTS.....................................................          59,878           44,515
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................          80,954           75,061
                                                                                               -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................   $     140,832    $     119,576
                                                                                               =============     ============

CASH INTEREST PAID..........................................................................   $      73,862    $      74,509
                                                                                               =============     ============
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations......................   $       7,818    $       7,060
                                                                                               =============     ============

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

         The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for a full year.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at September 30, 2000 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

(3) Trump World's Fair Closing

     On October 4, 1999, Trump AC closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, additional costs of $765,000 were recorded during the nine months ended September 30, 2000.

(4) Combined Financial Information--Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

                                                                                  December 31,             September 30,
                                                                                      1999                     2000
                                                                                  ------------             --------------
                                                                                                            (unaudited)
     Total Assets (including notes receivable of $1,297,119,000 at
      December 31, 1999 and $1,297,581,000 at September 30, 2000
      and related interest receivable).........................................    $    1,321,494,000     $    1,358,519,000
                                                                                   ==================     ==================

     Total Liabilities and Capital (including notes payable of
      $1,297,119,000 at December 31, 1999 and $1,297,581,000
      at September 30, 2000 and related interest payable)......................    $    1,321,494,000     $    1,358,519,000
                                                                                   ==================     ==================

                                                                                          Nine Months Ended September 30,
                                                                                           1999                      2000
                                                                                   ------------------    -------------------
        Interest Income........................................................    $      109,687,000    $       109,687,000
                                                                                    =================     ==================
        Interest Expense.......................................................    $      109,687,000    $       109,687,000
                                                                                    =================     ==================
        Net Income.............................................................    $               --    $                --
                                                                                    =================     ==================

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

     Capital expenditures for Trump AC were $10,925,000 and $12,832,000 for the nine months ended September 30, 1999 and 2000, respectively, including capital expenditures for Trump Plaza of $3,221,000 and $3,991,000 and for the Taj Mahal of $7,233,000 and $8,166,000 for the nine months ended September 30, 1999 and 2000, respectively.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended September 30, 1999 and 2000. The following table includes selected data of Plaza Associates and Taj Associates for the three months ended September 30, 1999 and 2000 (Trump AC also includes TCS; which is not separately disclosed).

                                                               Three Months Ended September 30,
                                    ----------------------------------------------------------------------------------------
                                       1999        2000             1999          2000              1999          2000
                                       Plaza       Plaza             Taj           Taj              Total         Total
                                    Associates   Associates       Associates    Associates         Trump AC      Trump AC
                                    ----------------------------------------------------------------------------------------
                                                                       (in thousands)
Revenues:
    Gaming......................... $ 104,900    $  90,398       $    136,424  $    155,642      $    241,324  $     246,040
    Other..........................    29,145       21,427             49,592        32,928            78,737         54,355
                                    ---------    ---------       ------------  ------------      ------------  -------------
    Gross Revenues.................   134,045      111,825            186,016       188,570           320,061        300,395
    Less: Promotional Allowances...    17,043       14,385             18,354        18,506            35,397         32,891
                                    ---------    ---------       ------------  ------------      ------------  -------------
    Net Revenues...................   117,002       97,440            167,662       170,064           284,664        267,504
                                    ---------    ---------       ------------  ------------      ------------  -------------
Costs & Expenses:
    Gaming.........................    58,142       57,008             85,351        87,807           143,493        144,815
    General & Administrative.......    20,228       17,711             22,800        25,492            43,043         43,211
    Depreciation & Amortization....     5,692        4,330              9,012         8,844            14,704         13,174
    Trump World's Fair closing.....   128,375           29                 --            --           128,375             29
    Other..........................     8,263        5,400              9,050         9,475            17,313         14,875
                                    ---------    ---------       ------------  ------------      ------------  -------------
    Total Costs and Expenses.......   220,700       84,478            126,213       131,618           346,928        216,104
                                    ---------    ---------       ------------  ------------      ------------  -------------
Income/(Loss) from Operations......  (103,698)      12,962             41,449        38,446           (62,264)        51,400
                                    ---------    ---------       ------------  ------------      ------------  -------------
  Non-Operating Income.............        50            6                 --                              50              6
  Interest Income..................        97          112                183           350               879            874
  Interest Expense.................   (12,026)     (12,069)           (23,408)      (23,304)          (38,592)       (38,494)
                                    ---------    ---------       ------------  ------------      ------------  -------------
  Total Non-Operating Expense......   (11,879)     (11,951)           (23,225)      (22,954)          (37,663)       (37,614)
                                    ---------    ---------       ------------  ------------      ------------  -------------
Net Income/(Loss).................. $(115,577)   $   1,011       $     18,224  $     15,492      $    (99,927) $      13,786
                                    =========    =========       ============  ============      ============  =============

                                                               Three Months Ended September 30,
                                    ----------------------------------------------------------------------------------------
                                       1999        2000             1999          2000              1999          2000
                                       Plaza       Plaza             Taj           Taj              Total         Total
                                    Associates   Associates       Associates    Associates         Trump AC      Trump AC
                                    ----------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Table Game Revenues................ $  31,208    $  26,004       $     40,835  $     53,697      $     72,043  $      79,701
Incr (Decr) over Prior Period......              $  (5,204)                    $     12,862                    $       7,658
Table Game Drop.................... $ 177,742    $ 185,079       $    283,155  $    301,864      $    460,897  $     486,943
Incr (Decr) over Prior Period......              $   7,337                     $     18,709                    $      26,046
Table Win Percentage...............      17.6%        14.1%              14.4%         17.8%             15.6%          16.4%
Incr (Decr) over Prior Period......                   (3.5) pts                         3.4 pts                          .80 pts
Number of Table Games..............        94           97                149           143               243            240
Incr (Decr) over Prior Period......                      3                               (6)                              (3)

Slot Revenues...................... $  73,692    $  64,394       $     89,603  $     95,888      $    163,295  $     160,282
Incr (Decr) over Prior Period......              $  (9,298)                    $      6,285                    $     (3,013)
Slot Handle........................ $ 923,717    $ 833,534       $  1,106,772  $  1,219,587      $  2,030,489  $   2,053,121
Incr (Decr) over Prior Period......              $ (90,183)                    $    112,815                    $      22,632
Slot Win Percentage................       8.0%         7.7%               8.1%          7.9%              8.0%           7.8%
Incr (Decr) over Prior Period......                    (.3) pts                         (.2 pts)                         (.2) pts
Number of Slot Machines............     4,186        2,867              4,419         4,552             8,605          7,419
Incr (Decr) over Prior Period......                 (1,319)                             133                           (1,186)

Poker Revenues.....................        --           --       $      5,327  $      5,388      $      5,327  $       5,388
Incr (Decr) over Prior Period......                     --                     $         61                    $          61
Number of Poker Tables.............        --           --                 64            66                64             66
Incr (Decr) over Prior Period......                     --                                2                                2

Other Gaming Revenues..............        --           --       $        659  $        669      $        659  $         669
Incr (Decr) over Prior Period......                     --                     $         10                    $          10

Total Gaming Revenues.............. $ 104,900    $  90,398       $    136,424  $    155,642      $    241,324  $     246,040
Incr (Decr) over Prior Period......              $ (14,502)                    $     19,218                    $       4,716

Number of Guest Rooms..............     1,404          904              1,250         1,250             2,654          2,154
Occupancy Rate.....................      95.5%        96.6%              98.6%         98.8%             96.9%          97.9%
Average Daily Rate (Room Revenue).. $   92.40    $   82.13       $      97.55  $      90.34      $      94.87  $       86.94

         Gaming revenues are the primary source of Trump AC's revenues. Table game revenues increased approximately $7,658,000 or 10.6% from the comparable period in 1999 due to increased volumes and improved table win percentage at the Taj Mahal. Overall Trump AC's table win percentage increased to 16.4% from 15.6% in the comparable period in 1999. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 14.9% and 15.1% for the three months ended September 30, 1999 and 2000, respectively.

         Slot revenues decreased approximately $3,013,000 or 1.8% from the comparable period in 1999. Slot revenues at the Taj Mahal increased approximately $6,285,000 or 7.0% from the comparable period in 1999 but were offset by a decline at the Trump Plaza due to the closing of Trump World's Fair.

         Other non-gaming revenues and their associated expenses, as well as Depreciation & Amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair. Additionally, 1999 Other non-gaming revenues at the Taj Mahal included a one-time non recurring gain on the acquisition of the All Star Cafe in the amount of $17,200,000.

         General and Administrative expenses increased approximately $168,000 or .4% from the comparable period in 1999. General and Administrative expenses at
Trump Plaza decreased approximately $2,517,000 or 12.4% from the comparable period in 1999 due to the closing of the Trump World's Fair. Expenses at Taj Mahal increased approximately $2,692,000 or 11.8% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in utilities and real estate tax expenses.

         Comparison of Nine-Month Periods Ended September 30, 1999 and 2000. The following table includes selected data of Plaza Associates and Taj Associates for the nine months ended September 30, 1999 and 2000 (Trump AC also includes TCS; which is not separately disclosed).

                                                                       Nine Months Ended September 30,
                                                  ------------------------------------------------------------------------------
                                                      1999         2000         1999         2000         1999         2000
                                                      Plaza        Plaza         Taj          Taj         Total        Total
                                                    Associates   Associates   Associates   Associates   Trump AC     Trump AC
                                                  ------------------------------------------------------------------------------
                                                                                (in thousands)
Revenues:
    Gaming.....................................     $ 281,120    $ 249,462    $ 381,123    $ 414,934    $ 662,243    $ 664,396
    Other......................................        77,534       57,518      103,091       85,063      180,625      142,581
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Gross Revenues.............................       358,654      306,980      484,214      499,997      842,868      806,977
    Less: Promotional Allowances...............        46,545       38,172       48,320       48,452       94,865       86,624
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Net Revenues...............................       312,109      268,808      435,894      451,545      748,003      720,353
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Costs & Expenses:
    Gaming.....................................       164,131      161,730      237,150      241,419      401,281      403,149
    General & Administrative...................        60,216       52,873       68,034       75,681      128,315      128,599
    Depreciation & Amortization................        17,339       12,086       27,571       27,036       44,910       39,122
    Trump World's Fair closing.................       128,375          765           --           --      128,375          765
    Other......................................        24,160       15,440       26,042       26,490       50,202       41,930
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Total Costs and Expenses...................       394,221      242,894      358,797      370,626      753,083      613,565
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Income/(Loss) from Operations..................       (82,112)      25,914       77,097       80,919       (5,080)     106,788
                                                    ---------    ---------    ---------    ---------    ---------    ---------
  Non-Operating Income.........................            50           36          335           --          385           36
  Interest Income..............................           422          341          856          862        2,369        2,485
  Interest Expense.............................       (35,536)     (35,796)     (70,278)     (70,106)    (115,331)    (115,290)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
  Total Non-Operating Expense..................       (35,064)     (35,419)     (69,087)     (69,244)    (112,577)    (112,769)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Net Income/(Loss)..............................     $(117,176)   $  (9,505)   $   8,010    $  11,675    $(117,657)   $  (5,981)
                                                    =========    =========    =========    =========    =========    =========

                                                                         Nine Months Ended September 30,
                                               -----------------------------------------------------------------------------------
                                                  1999          2000          1999         2000         1999         2000
                                                  Plaza         Plaza          Taj          Taj         Total        Total
                                                Associates    Associates   Associates    Associates   Trump AC     Trump AC
                                               -----------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Table Game Revenues......................       $     76,035  $    73,636  $    124,379  $    142,012 $    200,414 $     215,648
Incr (Decr) over Prior Period............                     $    (2,399)               $     17,633              $      15,234
Table Game Drop..........................       $    471,679  $   498,442  $    787,378  $    823,293 $  1,259,057 $   1,321,735
Incr (Decr) over Prior Period............                     $    26,763                $     35,915              $      62,678
Table Win Percentage.....................               16.1%        14.8%         15.8%         17.2%        15.9%         16.3%
Incr (Decr) over Prior Period............                       (1.3) pts                         1.4                         .4%
Number of Table Games....................                 99           96           148           143          247           239
Incr (Decr) over Prior Period............                              (3)                         (5)                        (8)

Slot Revenues............................       $    205,085  $   175,826  $    240,222  $    256,366 $    445,307 $     432,192
Incr (Decr) over Prior Period............                     $   (29,259)               $     16,144              $     (13,115)
Slot Handle..............................       $  2,579,116  $ 2,250,180  $  3,004,728  $  3,297,809 $  5,583,844 $   5,547,989
Incr (Decr) over Prior Period............                     $  (328,936)               $    293,081              $     (35,855)
Slot Win Percentage......................                8.0%         7.8%          8.0%          7.8%         8.0%          7.8%
Incr (Decr) over Prior Period............                        (.2) pts                     (.2 pts)                  (.2) pts
Number of Slot Machines..................              4,202        2,831         4,278         4,548        8,480         7,379
Incr (Decr) over Prior Period............                          (1,371)                        270                     (1,101)

Poker Revenues...........................                 --           --  $     14,602  $     14,720 $     14,602 $      14,720
Incr (Decr) over Prior Period............                              --                $        118              $         118
Number of Poker Tables...................                 --           --            62            65           62            65
Incr (Decr) over Prior Period............                              --                           3                          3

Other Gaming Revenues....................                 --           --  $      1,920  $      1,836 $      1,920 $       1,836
Incr (Decr) over Prior Period............                              --                $        (84)             $         (84)

Total Gaming Revenues....................       $    281,120  $   249,462  $    381,123  $    414,934 $    662,243 $     664,396
Incr (Decr) over Prior Period............                     $   (31,658)               $     33,811              $       2,153


Number of Guest Rooms....................              1,404          904         1,250         1,250        2,654         2,154
Occupancy Rate...........................               89.8%        91.0%         96.1%         94.0%        92.8%         92.8%
Average Daily Rate (Room Revenue)........       $      83.47  $     79.44  $      88.47  $      84.90 $      85.91 $       82.65

         Gaming revenues are the primary source of Trump AC's revenues. Table game revenues increased approximately $15,234,000 or 7.6% from the comparable period in 1999 due to increased volumes and an improved table win percentage at the Taj Mahal. Overall Trump AC's table win percentage increased to 16.3% from 15.9% in the comparable period in 1999. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.6% for the nine months ended September 30, 1999 and 2000, respectively.

         Slot revenues decreased approximately $13,115,000 or 2.9% from the comparable period in 1999. Slot revenues at the Taj Mahal increased approximately $16,144,000 or 6.7% from the comparable period in 1999 but were offset by a decline at Trump Plaza due to the closing of Trump World's Fair.

         Other non-gaming revenues and their associated expenses, as well as Depreciation & Amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair. Additionally, 1999 Other non-gaming revenues at the Taj Mahal included a one time nonrecurring gain on the acquisition of the All Star Cafe in the amount of $17,200,000.

         General and Administrative expenses increased approximately $284,000 from the comparable period in 1999. General and Administrative expenses at Trump Plaza decreased approximately $7,343,000 or 12.2% from the comparable period in 1999 due to the closing of Trump World's Fair. Expenses at the Taj Mahal increased approximately $7,647,000 or 11.2% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales as well as increases in regulatory costs, utilities expense, real estate taxes and insurance reserves.

         Seasonality

         The casino industry in Atlantic City is seasonal in nature; accordingly, the results of operations for the period ending September 30, 2000 are not necessarily indicative of the operating results for a full year.Important Factors Relating to Forward Looking Statements

Importang Factors Relating to Forward Looking Statements

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

       Metelman Action. On or about March 20, 2000, Mark Metelman, a stockholder of Trump Hotels & Casino Resorts, Inc. ("THCR"), filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claims that a third party made an offer to purchase THCR and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The plaintiff seeks, among other things, an order requiring the defendants "to fully and fairly consider offers to purchase [THCR]," as well as money damages. The defendants believe the complaint is based on erroneous factual allegations and is legally without merit, and filed a motion to dismiss in lieu of answer. On July 12, 2000, plaintiff filed a brief in opposition to defendants' motion to dismiss for which oral argument was heard on July 21, 2000. On July 21, 2000, the Court dismissed plaintiffs' Complaint without prejudice. The Court granted the plaintiff 10 weeks within which to file an Amended Complaint, pleading a shareholders derivative action. On October 12, 2000 plaintiff filed an Amended Complaint pleading a shareholder derivative action, and defendants are required to answer or otherwise move in early November.

       SEC Investigation. The Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission has informed THCR that it is considering recommending that the Commission authorize the commencement of proceedings against THCR and its former Chief Executive Officer, charging that they violated the Securities Exchange Act of 1934 by issuing on October 25, 1999, a press release that was materially false and misleading because it failed to disclose that $17 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' September 1999 acquisition of the All Star Cafe restaurant from Planet Hollywood International, Inc. The details of that transaction, and its effects on the Company's third quarter results, were discussed in the Company's Report on Form 10-Q filed with the Commission on November 4, 1999. The Staff has indicated to the Company that it may seek authority from the Commission to seek injunctive relief, a cease and desist order, and/or civil penalties, among other things.

       THCR intends to submit a memorandum to the Commission setting forth the reasons why it believes that the contemplated proceedings should not be brought. If, notwithstanding THCR's submission, proceedings are brought against it, THCR intends to defend them vigorously. There can be no assurances, however, of the outcome of such proceedings. THCR continues to believe that such proceedings, if brought, would not have a material adverse effect on its business, operating results or financial position.

       Steiner Action. On or about July 30, 1999, William K. Steiner, a stockholder of THCR filed a derivative action (the "Steiner Action") in the Court of Chancery in Delaware (Civil Action No. 17336NC). The plaintiff in the Steiner Action, through his attorneys, had entered into a stipulation dismissing the case, without prejudice, subject to the approval of the Delaware Chancery Court. No consideration was paid by any defendant in exchange for the plaintiffs' agreement to dismiss the case.

        Castle Acquisition. As discussed more fully in THCR's Report on Form 10-K dated March 30, 2000, in 1996 certain shareholders filed a number of derivative actions in Delaware and New York, purportedly on behalf of THCR, against each of the then-members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TC/GP, Inc., TCHI, Trump Casino, Inc., and Salomon Brothers, Inc., in connection with THCR's 1996 acquisition of Trump's Castle Associates. Those cases were eventually consolidated in the Southern District of New York.

        On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint") in the consolidated cases. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. By decision and order dated September 21, 2000, the Court denied in substantial part defendants' motion to dismiss. The Court also granted plaintiffs' application to amend the Third Amended Complaint. On
October 11, 2000, Plaintiffs served their Fourth Consolidated Amended Stockholders' Derivative Complaint. The defendants expect to file answers to the Fourth Consolidated Amended Stockholders' Derivative Complaint later this month, and to begin discovery. The defendants expect to defend vigorously the litigation. THCR cannot, however, predict the outcome of the case.

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

       From time to time, Plaza Associates and Taj Associates may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on Plaza Associates or Taj Associates or on the ability of Plaza Associates or Taj Associates to otherwise retain or renew any casino or other licenses required under the New Jersey Casino Control Act for the operation of Trump Plaza and the Taj Mahal.

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
     27.1       Financial Data Schedule of Trump Atlantic City Associates.

     27.2       Financial Data Schedule of Trump Atlantic City Funding, Inc.

     27.3       Financial Data Schedule of Trump Atlantic City Funding II, Inc.

     27.4       Financial Data Schedule of Trump Atlantic City Funding III, Inc.

 b.  Current Reports on Form 8-K:
    The Registrants did not file any Current Reports on Form 8-K during the period beginning July 1, 2000 and ending September 30, 2000.

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

                                TRUMP ATLANTIC CITY ASSOCIATES
                                        (Registrant)

                                By:  Trump Atlantic City Holding, Inc.,
                                     its general partner


Date:  November 14, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                   -----------------------------
                                   Francis X. McCarthy, Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TRUMP ATLANTIC CITY FUNDING, INC.
                                        (Registrant)


Date:  November 14, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                   -----------------------------
                                   Francis X. McCarthy, Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TRUMP ATLANTIC CITY FUNDING II, INC.
                                        (Registrant)


Date:  November 14, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                   -----------------------------
                                   Francis X. McCarthy, Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TRUMP ATLANTIC CITY FUNDING III, INC.
                                        (Registrant)


Date:  November 14, 2000
                                By: /s/ Francis X. McCarthy, Jr.
                                   -----------------------------
                                   Francis X. McCarthy, Jr.
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)