Form 10-K405
period 2000-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2001-04-02
CIK 897729, 1006918, 1052517, 1052519

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000
                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to _____
                          Commission File No.: 333-643

                         TRUMP ATLANTIC CITY ASSOCIATES
                         ------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 New Jersey                                22-3213714
                 ----------                                ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

  Huron Avenue and Brigantine Boulevard
        Atlantic City, New Jersey                            08401
        -------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (609) 441-8406
                                                           --------------

                        TRUMP ATLANTIC CITY FUNDING, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                 22-3418939
                  --------                                 ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

  Huron Avenue and Brigantine Boulevard
        Atlantic City, New Jersey                            08401
        -------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (609) 441-8406
                                                           --------------

                      TRUMP ATLANTIC CITY FUNDING II, INC.
                      ------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                 22-3550202
                  --------                                 ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)

  Huron Avenue and Brigantine Boulevard
        Atlantic City, New Jersey                            08401
        -------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (609) 441-8406
                                                           --------------

                      TRUMP ATLANTIC CITY FUNDING III, INC.
                      -------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                 22-3550203
                  --------                                 ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                  Identification Number)


  Huron Avenue and Brigantine Boulevard
        Atlantic City, New Jersey                            08401
        -------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (609) 441-8406
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of March 30, 2001 was $0.
                                                              ---

     The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of March 30, 2001 was $0.
                                                                 ---

     The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of March 30, 2001 was $0.
                                                                  ---

     As of March 30, 2001, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

     As of March 30, 2001, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

     As of March 30, 2001, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

               Documents Incorporated by Reference--None.

================================================================================

                                    FORM 10K

                                TABLE OF CONTENTS



  PART I ........................................................................    1

        ITEM 1.  BUSINESS .......................................................    1

                 General ........................................................    1

                 Trump Plaza ....................................................    2

                 Taj Mahal ......................................................    5

                 Trademark/Licensing ............................................    8

                 Certain Indebtedness ...........................................    8

                 The  Atlantic  City  Market ....................................    9

                 Competition ....................................................   11

                 Seasonality ....................................................   14

                 Gaming and Other Laws and Regulations ..........................   14

        ITEM 2.  PROPERTIES .....................................................   20

                 Trump Plaza ....................................................   20

                 Taj Mahal ......................................................   22

        ITEM 3.  LEGAL PROCEEDINGS ..............................................   24

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   26

  PART II .......................................................................   26

        ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS ............................................   26

        ITEM 6.  SELECTED FINANCIAL DATA ........................................   26

        ITEM 7.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS .................   28

        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....   34

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................   35

        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE .........................   35

  PART III ......................................................................   36

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS ............   36

        ITEM 11. EXECUTIVE COMPENSATION .........................................   40

        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .   44

        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................   44

  PART IV .......................................................................   45

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   45

  IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS ......................   50

  SIGNATURES ....................................................................   51

        Trump  Atlantic  City  Associates .......................................   52

        Trump  Atlantic City Funding,  Inc. .....................................   53

        Trump  Atlantic  City  Funding II, Inc. .................................   54

        Trump  Atlantic  City Funding III, Inc. .................................   55

 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES ...............  F-1

                                     PART I

ITEM 1. BUSINESS.

General

     Trump Atlantic City Associates, a New Jersey general partnership ("Trump AC"), was originally formed under the name of Trump Plaza Holding Associates on February 17, 1993. Trump Atlantic City Funding, Inc., a Delaware corporation and wholly-owned subsidiary of Trump AC ("Trump AC Funding"), was formed on January 30, 1996. Trump Atlantic City Funding II, Inc. ("Funding II") and Trump Atlantic City Funding III, Inc. ("Funding III," and together with Trump AC, Trump AC Funding and Funding II, the "Registrants"), each a Delaware corporation and a wholly-owned subsidiary of Trump AC, were formed on November 18, 1997. Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), is a general partner of Trump AC, and through its wholly-owned subsidiary, Trump Atlantic City Holding, Inc., a Delaware corporation and the managing general partner of Trump AC ("Trump AC Holding"), beneficially owns 100.0% of Trump AC. Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), is the sole general partner of THCR Holdings. The common stock, par value $.01 per share (the "Common Stock"), of THCR is listed on the New York Stock Exchange under the symbol "DJT." Trump AC owns and operates the (i) Trump Plaza Hotel and Casino ("Trump Plaza") through Trump Plaza Associates, a New Jersey general partnership of which Trump AC owns 99.0% and Trump Atlantic City Corporation, a Delaware corporation and wholly-owned subsidiary of Trump AC ("TACC"), owns the remaining 1.0% ("Plaza Associates"), and (ii) the Trump Taj Mahal Casino Resort (the "Taj Mahal") through Trump Taj Mahal Associates, a New Jersey general partnership of which Trump AC owns 99.0% and TACC owns the remaining 1.0% ("Taj Associates").Trump Plaza and Taj Mahal (together, the "Trump AC Properties") are located on the boardwalk in Atlantic City, New Jersey (the "Boardwalk"). THCR is the exclusive vehicle through which Donald J. Trump ("Mr. Trump" or "Trump") engages in new gaming activities in both emerging and established gaming jurisdictions.

     The Registrants operate in only one industry segment. See "Financial Statements and Supplementary Data." For ease of discussion, Trump Plaza and Taj Mahal are discussed individually. Unless otherwise indicated, references to "Trump Plaza" include Trump Plaza's main tower (the "Trump Plaza Main Tower") and east tower (the "Trump Plaza East Tower"). Also, unless otherwise indicated, references to "management" or "Management" include the officers and managers of the Registrants as well as the officers and managers of the Trump AC Property being discussed at the time.

     The following table profiles Trump AC's current casino and hotel capacity as of December 31, 2000:


                             Trump Plaza   Trump Plaza
                              Main Tower    East Tower    Taj Mahal     Total
                             -----------   -----------    ---------    -------
 Gaming square footage ....     71,320        13,933       154,871     240,124
 Slot machines ............      2,215           597         4,611       7,423
 Table games ..............         97             0           210         307
 Hotel rooms ..............        555           349         1,250       2,154

     Casino Services Agreement. Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"), was formed in June 1996 for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and services to, each of (i) Plaza Associates and
(ii) Taj Associates. Trump AC owned a 99.0% interest in TCS. The remaining 1.0% interest in TCS was owned by TACC. In June 1996, the New Jersey Casino Control Commission (the "CCC") granted TCS an initial casino license through July 1997 which had been renewed through July 2003.

      In July 1996, TCS, Plaza Associates and Taj Associates entered into a services agreement pursuant to which TCS provided managerial, financial and other services related to running a casino hotel to Plaza Associates, for Trump Plaza, and Taj Associates, for Taj Mahal (the "Casino Services Agreement"). In October 1996, the parties amended and restated the Casino Services Agreement to include Trump's Castle Associates, L.P., a New Jersey limited partnership ("Trump Castle Associates") and owner and operator of the Trump Marina Hotel Casino (the "Trump Marina," and together with the Trump AC Properties, the "Trump Atlantic City Properties"), located in the marina district of Atlantic City, New Jersey (the "Marina District"). In 1998, the parties amended and restated the Casino Services Agreement to include Trump Indiana, Inc., a Delaware corporation and wholly-owned subsidiary of THCR Holdings ("Trump Indiana"), for the Indiana Riverboat, a riverboat casino located in Buffington Harbor on Lake Michigan in the state of Indiana, located approximately 25.0 miles from downtown Chicago, Illinois (the "Indiana Riverboat").

     Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS, including the Casino Services Agreement, were assumed by Trump Administration, a division of Taj Associates ("Trump Administration"). Management believes that Trump Administration's services will continue to result in substantial cost savings and operational synergies for the Trump Atlantic City Properties.

Trump Plaza

      General. Management believes that Trump Plaza's International Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza provides to its casino patrons and hotel guests. Located in the center of the Boardwalk, featuring high quality amenities and the public's association of Trump Plaza with Mr. Trump, management believes that Trump Plaza remains one of the premier host properties in Atlantic City. Also, management believes that the construction of the new Atlantic City Convention Center, completed in May 1997, and the tourist corridor linking the new convention center to the Boardwalk directly enhances the attractiveness of Atlantic City as a convention and destination center, and, due to Trump Plaza's location at the center of the Boardwalk and at the end of the main highway into Atlantic City, indirectly augments Trump Plaza's appeal to patrons who drive to Atlantic City (commonly referred to as "drive-in" patrons) as well as those who take buses and other modes of transportation to Atlantic City and those who stroll the Boardwalk ("walk-in" or "bus" patrons).

      Facilities and Amenities

      General. The Trump Plaza property is comprised of two buildings, the Trump Plaza Main Tower which has 555 hotel rooms, including 73 suites, and the Trump Plaza East Tower which has 349 hotel rooms, including 67 suites. The property has 85,253 square feet of casino space, with 2,812 slot machines and 97 table games. Amenities and services include 18,157 square feet of convention space, an 800-seat cabaret theater, four cocktail lounges, eight restaurants, two player clubs, a health spa, an indoor pool, tennis courts and three retail outlets.

      The Trump Plaza East Tower was fully integrated into Trump Plaza in 1996 and, together, the Trump Plaza Main Tower and the Trump Plaza East Tower are operated as a single casino hotel facility. Management believes that the additional hotel rooms and gaming facilities in the Trump Plaza East Tower, which has 13,933 square feet of gaming space and 597 slot machines, better enable Trump Plaza to accommodate the more profitable weekend drive-in patron who tends to wager more per play and per visit than the typical walk-in or bus patron. Trump Plaza's management team intends to continue the marketing strategies it has historically found to be successful in targeting and attracting lucrative high-end drive-in slot customers.

      The entry level of Trump Plaza's Main Tower includes a cocktail lounge, deli, coffee shop, pastry stop, buffet and three gift shops. The casino level houses the casino, an exclusive slot lounge for high-end patrons and a high-end slot area and a private gaming area themed with various elements of Asian decor and offering an ocean view. An enclosed walkway connects the Trump Plaza Main Tower at the casino level with the Atlantic City Convention Center. The Trump Plaza East Tower has a casino with windows overlooking the Boardwalk.

      Most of Trump Plaza's guest rooms have a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. The Trump Plaza's Main Tower also features 16 one-bedroom suites, 28 two-bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of the Trump Plaza Main Tower and offer luxurious accommodations and 24-hour butler and maid service. The Super Suites and certain other suites are located on the "Club Level" which require guests to use a special elevator key for access, and contain a separate lounge area offering food and spirits.

      Trump Plaza's Main Tower is connected by an enclosed pedestrian walkway to a ten-story parking garage, which contains 14 bus bays and can accommodate up to 2,778 cars. The parking garage also provides patrons with safe and immediate access to the casino, and is located directly off the Atlantic City Expressway, the main highway into Atlantic City (the "Trump Plaza Transportation Facility").

      In January 2000, Trump Plaza completed an approximately $425,000 renovation and expansion of its salon. The new 2,720 square-foot salon offers state of the art equipment and a full range of services geared towards Trump Plaza's high-end clientele.

      In 2000, Trump Plaza opened a new table gaming area named "Shangri-La" to attract and cater specifically to Asian gaming customers. Shangri-La features an aggregate of 15 Asian-style games (e.g., pai gow poker, etc.) in a separate gaming area themed with various elements of Asian decor. Adjacent to the Shangri-La gaming area is a cafe named the Shangri-La Cafe which is also themed with Asian decor and offers special amenities targeted to attract and appeal to Asian customers, including a karaoke stage area, sushi bar and more. Renovation was completed in January 2000, and the aggregate cost to renovate the Shangri-La gaming area and Shangri-La Cafe was $1.5 million.

      In September 1993, Time Warner Entertainment Company, L.P. ("Warner Brothers") entered into a ten year lease (the "Time Warner Plaza Lease") pursuant to which Warner Brothers leased approximately 17,000 square feet of retail space with Boardwalk frontage in Trump Plaza's East Tower for the operation of a Warner Brothers Studio Store (the "Plaza Warner Brothers Store"). Pursuant to the Time Warner Plaza Lease, Time Warner is obligated to pay to Trump Plaza an amount equal to (i) 7.5 percent (7.5%) of gross annual sales up to and including $15.0 million and (ii) 10 percent (10.0%) of gross sales in excess of $15.0 million. The Time Warner Plaza Lease also grants Time Warner the option to renew the Time Warner Plaza Lease for two additional five years terms.

      Recent public reports, confirmed with Time Warner officials, indicate that Time Warner intends to close the Warner Brothers retail chain in the third quarter of calendar 2001, including the Plaza Warner Brothers Store, as a cost savings measure related to Time Warner's January 2001 merger with America Online, Inc. ("AOL"). Management currently intends to utilize this space to expand its existing casino floor with additional slot machines.

      Trump World's Fair. In 1996, Trump Plaza opened the Trump World's Fair (the "Trump World's Fair"). However, because of operational inefficiencies, including the lack of a parking garage, management decided to close the Trump World's Fair in October 1999, and the facility is currently in the process of being dismantled. The estimated cost of closing Trump World's Fair is approximately $124.8 million, including $97.2 million for the writedown of the net book value of the assets and $27.6 million of costs incurred and to be incurred in connection with the closing and demolition of the building. For the fiscal year ended December 31, 2000, an additional $814,000 was charged to operations. Management anticipates the dismantling of the Trump World's Fair to be completed in the summer of 2001, although the schedule is subject to change due to weather and/or market conditions and no assurances can be given that the Trump World's Fair will be dismantled on time or within budget.

      The original Atlantic City Convention Center, which is immediately adjacent to Trump Plaza, is undergoing a $90.0 million renovation funded by the New Jersey Casino Reinvestment Development Authority (the "CRDA"). These improvements are expected to be completed by the summer of 2001, and will convert the Convention Center's East Hall into a modern, special events venue. Management believes these improvements to the Atlantic City Convention Center will benefit both Atlantic City and Trump Plaza.

      Business and Marketing Strategy

      General. A primary element of Trump Plaza's business strategy is to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Trump Plaza's management team has launched a variety of initiatives designed to increase the level of casino gaming activity at Trump Plaza and to attract quality casino patrons who tend to wager more frequently than the typical Atlantic City patron. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Philadelphia-Washington, D.C. corridor and the introduction of new updated gaming products.

      Trump Plaza also caters to the mid to high-level segment. Trump Plaza's concentration of special events, entertainment, suites and a variety of gourmet restaurants define its presence and highly perceived image. Trump Plaza's suite product, high-end slot clubs and fine dining restaurants reflect Plaza Associates' continuing commitment to this segment of the market. While Trump Plaza strives to accommodate the more lucrative drive-in patron, it also offers a fun, relaxing experience which management believes is appealing to patrons. In 2000, management added a wide variety of new slot machines to both the Trump Plaza Main Tower and the Trump Plaza East Tower. Additionally, increased focus has been placed on providing excellent customer service to patrons while playing the slot machines.

      "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, Trump Plaza offers complimentary drinks, meals, room accommodations and/or travel arrangements (commonly referred to as "complimentaries" or "comps") to select patrons. Management strives to monitor and update Trump Plaza's policy so as to provide complimentaries primarily to patrons who have a demonstrated propensity to wager at Trump Plaza by systematically reviewing patrons' prior gaming history at Trump Plaza. Each patron's gaming history is carefully analyzed to determine whether such patron's gaming activity at the Trump Plaza, less the value of any comps, is potentially profitable to Trump Plaza. Additionally, as a result of increased regulatory flexibility, Trump Plaza has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

      Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and other patrons. Trump Plaza offers a variety of headline entertainment throughout the year. During the fiscal year ended December 31, 2000, there were 17 headline entertainment acts featured at Trump Plaza, including performances by Michael Bolton, k.d. Lang, Tom Jones, Damon Wayans, David Brenner, Jeffrey Osborn, Bad Company's Paul Rodgers and Richard Lewis.

      Player Development. Plaza Associates currently employs gaming representatives (commonly called "Casino Hosts" or "Player Development Executives") to promote Trump Plaza and its amenities to existing and prospective Trump Plaza patrons. These gaming representatives promote special events, incentive giveaways and slot or table games tournaments by directly contacting patrons by telephone or in person. Trump Plaza's Casino Hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Plaza's marketing base, Casino Hosts also solicit patrons to enroll in Trump Plaza's frequent player card program to receive their own individual Trump card (the "Trump Card"). The Trump Card program is described in the following paragraph.

      Promotional Activities. The Trump Card program constitutes a key element in Trump Plaza's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Trump Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Trump Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Trump Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the actual or projected amount of gaming revenues produced or to be produced. Player Development Executives and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor.

      Trump Plaza also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Trump Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of coin vouchers, special event parties, sweepstakes and gaming tournaments. Management continuously reviews its promotional programs to attract and retain Trump Plaza patrons.

      Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1998, 1999 and 2000, credit play as a percentage of total dollars wagered was approximately 22.4%, 22.8% and 23.2%, respectively. Trump Plaza establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balance, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Plaza Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

      Bus Program. Trump Plaza also has a bus program which transports an average of 1,500 gaming patrons per day during the weekdays and an average of 2,800 gaming patrons per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. The Trump Plaza Transportation Facility is connected to Trump Plaza by an enclosed pedestrian walkway, and provides patrons with immediate and secure access to the casino hotel from the bus and a comfortable lounge area to wait for return buses.

      Employees and Labor Relations

      As of December 31, 2000, Plaza Associates had approximately 2,800 full-time equivalent employees, of whom approximately 1,100 were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory.

      Certain employees of Plaza Associates must be licensed by or registered with the CCC under the New Jersey Casino Control Act (the "Casino Control Act"), depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

Taj Mahal

      General. The Taj Mahal continues to rank first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 2000, as well as in each previous year since opening in 1990. Located on the northern end of the Boardwalk, the Taj Mahal capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its International Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction will enable the Taj Mahal to benefit from the potential growth of the Atlantic City market.

      In November 1998, the Taj Mahal entered into a development agreement with the CRDA for the redevelopment of the road corridors and surrounding neighborhoods leading from Route 30, one of its major access routes, and the Taj Mahal. The project, which cost approximately $20.8 million and used, in part, funds deposited by the Taj Mahal with the CRDA, was substantially completed in the summer of 2000, and management believes it has greatly enhanced the Taj Mahal's customer's experience by making the Taj Mahal more accessible. Management believes that the completed project has greatly improved the road's infrastructure and lighting, provided extensive landscaping, improved the neighborhood through the acquisition and demolition of certain deteriorated buildings and the construction of a new housing development.

      In June 2000, the Taj Mahal opened the Casbah entertainment complex which management believes has become one of Atlantic City's most unique entertainment venues. The Casbah entertainment complex is adjacent to the Xanadu Theater on the Boardwalk. The complex features a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub.

      Facilities and Amenities

      General. The Taj Mahal consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30.0 acres of land. The Taj Mahal offers 1,250 guest rooms, including 242 suites, 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. The Taj Mahal features approximately 154,871 square feet of gaming space, 210 table games and 4,611 slot machines, which includes an approximately 12,000 square-foot poker, keno and race simulcasting room with 66 poker tables. The casino offers blackjack, craps, roulette, baccarat, Caribbean stud poker, big six, Spanish 21, let it ride poker and three card poker. In addition, the Taj Mahal offers an Asian-themed table game area which offers 15 popular Asian table games, including sic-bo and pai gow poker, targeted to attract and retain Taj Mahal's growing Asian clientele. As a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of selected customers: (i) the Maharajah Club, for high-end table game players, (ii) the President's Club, for high-end slot players, and (iii) the Bengal Club, for other preferred slot players. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the "Xanadu Theater," with seating capacity for up to approximately 1,200 persons which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex"), and the Mark Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility.

      From 1994 to mid-1997, the Taj Mahal refurbished substantially all of its hotel guest rooms and corridors, and replaced all of its existing slot machines with new, more efficient machines with bill acceptors. Also, in May 1997, the Taj Mahal finished construction on a 2,400 space expansion of the existing self-parking facilities, and in July 1997, finished construction of an approximately 7,000 square-foot casino expansion accommodating approximately 260 slot machines with frontage on the Boardwalk. In 1999, Taj Associates again expanded Taj Mahal's casino floor frontage on the Boardwalk by approximately 4,600 square feet, accommodating the addition of approximately 200 slot machines. Also, in 2000, Taj Associates expanded the Taj Mahal's casino floor by approximately 2,500 square feet, accommodating the addition of approximately 160 slot machines in the former Princess Lounge area whose entertainment program was moved to the bar located in Taj Mahal's hotel lobby. See "Properties; Taj Mahal; Themed Restaurants and Retail Shopping" for further discussion of these outlets.

      In October 1999, the Taj Mahal completed its expansion of the retail shopping area along the length of its parking garage promenade walkway immediately adjoining the Taj Mahal's main retail shopping area. The first tenant, a Starbucks coffeeshop, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian fast food eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, a retail store of fashionable sunglasses operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area.

      To increase dining opportunities for customers, the Hard Rock Cafe, the All Star Cafe and the Stage Deli of New York were opened at the Taj Mahal in November 1996, April 1997 and September 1997, respectively. A Warner Brothers Studio Store opened in May 1997. In September 1999, Taj Associates assumed operations of the All Star Cafe, which Taj Mahal continued to operate, and eventually remodeled and incorporated into the Casbah entertainment complex, which opened in June 2000. Management believes that the Casbah entertainment complex has since become one of Atlantic City's most unique entertainment venues. The Casbah entertainment complex features a centerpiece high-energy nightclub, seasonal outdoor dining with live bands and a Boardwalk lobby bar, all adjacent to the Xanadu Theater on the Boardwalk. See "Properties; Taj Mahal."

      Time Warner officials intend to close the Warner Brothers Studio Store located at the Taj Mahal during the third quarter of calendar 2001. Management currently intends to find a comparable retailer or other merchant to lease such space. See "Properties; Taj Mahal."

      Business and Marketing Strategy

      Taj Mahal's management continues to capitalize on the Taj Mahal being one of the largest facilities in Atlantic City and what management believes is Taj Mahal's reputable status as a "must see" attraction, while maintaining the attractiveness of the property and providing a comfortable and secure gaming experience. For the year ended December 31, 2000, the Taj Mahal captured approximately 55.9% of the total Atlantic City poker revenues, an increase from 55.3% for the fiscal year ended December 31, 1999. In 1997, the Taj Mahal expanded its casino floor by approximately 8,600 square feet. The 1997 expansion accommodated casino space with Boardwalk frontage and a second horserace simulcasting location. In 1999, the Taj Mahal again expanded its casino floor Boardwalk frontage by approximately 4,600 square feet, accommodating the addition of approximately 200 additional slot machines. In 2000, the Taj Mahal again expanded its casino floor by approximately 2,500 square feet, accommodating the addition of approximately 160 slot machines.

      The Taj Mahal currently intends to reconfigure its casino floor, subject to approval by the CCC on an ongoing basis, to accommodate perceived changes in patron demand. Management systematically monitors the configuration of the casino floor and the types of games offered to patrons with a focus towards appealing to patrons' tastes and correcting inefficiencies. For example, the Taj Mahal's casino floor has clear, large signs for the convenience and ease of patrons. Additionally, as new games are approved by the CCC, management determines whether to integrate them into the casino floor. In 1999, a game called "Spanish 21" was added, and in January 2001, "three card poker" was added.

      "Comping" Strategy. In order to compete effectively with other Atlantic City casino hotels, the Taj Mahal offers complimentaries to select patrons. Management strives to monitor and update the Taj Mahal's policy so as to provide complimentaries primarily to patrons who have a demonstrated propensity to wager at the Taj Mahal by systematically reviewing patrons' prior gaming history at the Taj Mahal. Each patron's gaming history is carefully analyzed to determine whether such patron's gaming activity at the Taj Mahal, less the value of any comps, is potentially profitable to the Taj Mahal. Additionally, as a result of increased regulatory flexibility, the Taj Mahal has implemented a cash comping policy to high-end players in order to compete with similar practices in Las Vegas and to attract international business.

     Entertainment. Management believes headline entertainment, as well as other sporting and entertainment events, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater, together with the Mark Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline attractions. The Taj Mahal regularly engages popular musicians and entertainment personalities, and will continue to emphasize weekend marquee events, such as high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement at the Taj Mahal. Mid-week uses for the facilities have included convention events and casino marketing sweepstakes. In 2000, Taj Mahal was the site of many major entertainment events, including performances by Andrea Boccelli, Britney Spears, Luciano Pavarotti and Brooks and Dunn.

     Player Development. Taj Associates employs marketing representatives as a means of attracting high-end slot and table gaming patrons to the property and to host special events, offer incentives and contact patrons directly in the United States, Canada and South America. In addition, marketing campaigns targeted to international clientele will be continued in Latin America, Mexico, Europe, the Far East and the Middle East. Casino hosts assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Taj Mahal's marketing base, casino hosts also solicit patrons to enroll in Taj Mahal's frequent player card program to receive their own individual Taj card (the "Taj Card"). The Taj Card program is discussed below.

      The Taj Mahal also plans to continue the development of its slot and coin programs through direct mail and targeted marketing campaigns focusing on the high-end and mid-level player. The Taj Mahal's customer bus-in program, has been an important component of player development, and will continue to focus on tailoring its player base and maintaining a low-cost package.

      Promotional Activities. The Taj Card program constitutes a key element in the Taj Mahal's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Taj Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Taj Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Taj Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Sales and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is on the casino floor.

      The Taj Mahal also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Taj Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of vouchers for complimentary slot machine play and special events programs, gift-giveaways, sweepstakes and special competitions. Management continuously reviews its promotional programs to attract and retain Taj Mahal patrons.

      The Taj Mahal also routinely hosts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments also tend to play on the casino floor at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal. Tiered gift programs tailored to various levels of players are utilized to enhance volumes on certain days of the month. During 2000, the Taj Mahal hosted a variety of special table game tournaments, including baccarat, blackjack and pai gow poker, among others, as well as hosted the U.S. Poker Championship.

      Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1998, 1999 and 2000, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 26.6%, 23.7% and 22.6%, respectively. The Taj Mahal establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balance, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Taj Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

      Employees and Labor Relations

      As of December 31, 2000, Taj Associates had approximately 4,500 full-time equivalent employees for the operation of the Taj Mahal, approximately 1,875 of whom were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54 expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory.

      Certain employees of Taj Associates must be licensed by or registered with the CCC under the Casino Control Act, depending on the nature of the position held. Casino employees are subject to more stringent licensing requirements than non-casino employees, and must meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and New Jersey residency. Such regulations have resulted in significant competition for employees who meet these requirements.

Trademark/Licensing

      Subject to certain restrictions, THCR has the exclusive world-wide right to use the "Trump" name and Mr. Trump's likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto (the "Trump License Agreement"), between Mr. Trump, as licensor, and THCR, as licensee. Pursuant to the Trump License Agreement, THCR is permitted to use the names "Trump," "Donald Trump," "Donald
J. Trump" and variations thereof (collectively referred to as the "Trump Names"), and related intellectual property rights (together with the Trump Names, the "Marks") in connection with casino and gaming activities and related services and products. The Trump License Agreement, however, does not restrict or restrain Mr. Trump's right to use or further license the Trump Names in connection with services and products other than casino services and related products.

      The term of the Trump License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates no longer own at least a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trump License Agreement, Mr. Trump is required to grant to THCR a non-exclusive license to use the Marks for a reasonable period of transition on terms to be mutually agreed upon between Mr. Trump and THCR. Mr. Trump's obligations to THCR under the Trump License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted to THCR a first priority, security interest in the Marks for use in connection with casino services, as well as related hotel, bar and restaurant services.

Certain Indebtedness

      TAC I Notes. In connection with THCR's acquisition of the Taj Mahal in April 1996, Trump AC and Trump AC Funding issued, in an underwritten offering, mortgage notes in the principal amount of $1.2 billion, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC I Notes"). The obligations evidenced by the TAC I Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes were issued pursuant to an indenture agreement, dated as of April 17, 1996 (the "TAC I Note Indenture"), by and among Trump AC and Trump AC Funding, as issuers, Plaza Associates, Taj Associates and The Trump Taj Mahal Corporation, a Delaware corporation, as guarantors, and U.S. Bank National Association, as trustee (the "Trustee"). The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

      Except pursuant to a Required Regulatory Redemption (as that term is defined in the TAC I Note Indenture), the TAC I Notes may not be redeemed prior to May 1, 2001. Thereafter, they may be redeemed, in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period commencing on May 1, 2001, the redemption price of the TAC I Notes shall be 105.625% of the outstanding principal amount of the TAC I Notes redeemed, plus any accrued and unpaid interest as of the redemption date. For the twelve-month period commencing on May 1, 2002, the redemption price decreases to 103.75% of the outstanding principal amount, plus accrued and unpaid interest as of the redemption date. For the twelve-month period commencing on May 1, 2003, the redemption price further decreases to 101.875% of the outstanding principal amount, plus accrued and unpaid interest as of the redemption date. If any of the TAC I Notes are redeemed on or after May 1, 2004, the redemption price shall be equal to 100.0% of the outstanding principal amount of the TAC I Notes redeemed, plus accrued and unpaid interest as of the redemption date.

     The TAC I Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The liens securing the TAC I Notes are subordinate to liens securing approximately $3.0 million of senior indebtedness and are pari passu to the liens securing the TAC II Notes and TAC III Notes (as defined in the next two paragraphs).

     TAC II Notes. In December 1997, Trump AC and Funding II issued, in an underwritten offering, mortgage notes in an aggregate principal amount of $75.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC II Notes"). The TAC II Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC II Note Indenture"), by and among Trump AC and Funding II, as issuers, TACC, TCS, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

     TAC III Notes. In December 1997, Trump AC and Funding III issued, in an underwritten offering, mortgage notes in an aggregate principal amount of $25.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC III Notes"). The TAC III Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC III Note Indenture"), by and among Trump AC and Funding III, as issuers, TACC, TCS, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness.

     The TAC II Notes and TAC III Notes are redeemable and secured on the same basis as the TAC I Notes.

     Other Indebtedness. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $9.8 million of indebtedness, including, as of December 31, 2000, approximately $1.2 million due under outstanding mortgage notes described above.

The Atlantic City Market

     Atlantic City is located along the New York-Philadelphia-Baltimore-Washington, D.C. corridor, with nearly 30.0 million people living within a three-hour driving distance of Atlantic City. Average household income within the 50-mile radius of Atlantic City is 10.0% above the national average, and 23.0% to 32.0% in the outer 200-mile radius. Management believes that the foregoing statistics, coupled with the many community improvements either recently completed or currently underway in Atlantic City, bode well for Atlantic City's potential as a destination town since gambling was legalized in Atlantic City by voter referendum in 1976. Construction projects recently completed or currently in progress in Atlantic City include the following: (i) the $268.0 million new Atlantic City Convention Center, the second largest convention center in the Northeast, completed in May 1997, (ii) the $84.0 million Grand Boulevard project completely revamping the entrance to the city from the Atlantic City Expressway which was completed in 1998, (iii) the $330.0 million Atlantic City tunnel project currently underway and which is expected to be completed in the summer of 2001, and will, when completed, connect the Atlantic City Expressway to the Marina District and H-Tract (the "Tunnel Project"), (iv) $200.0 million in new, publicly subsidized housing replacing dilapidated housing, (v) a $14.5 million minor league baseball stadium home to the Atlantic City Surf, an Atlantic League team, which was completed in June 1999, and (vi) the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a 12,000 to 15,000-seat special events venue, which is expected to be completed in the summer of 2001, with the potential to attract major entertainers and strong regional boxing matches.

      The Atlantic City market has demonstrated continued, though modest, growth despite the recent proliferation of new gaming venues across the country. The 12 casino hotels located in Atlantic City generated approximately $4.31 billion in gaming revenues in 2000, an increase of approximately 3.2% over 1999 gaming revenues of approximately $4.18 billion. From 1996 to 2000, total gaming revenues in Atlantic City have increased approximately 12.7%, while hotel rooms increased by 21.9% during the same period. Although total visitor volume to Atlantic City remained relatively constant in 2000, the volume of bus customers decreased to 9.1 million in 2000 from 9.5 million in 1999, also representing a decline from 10.2 million in 1996. The volume of customers traveling by other means to Atlantic City has grown from 23.5 million in 1996 to 24.3 million in 2000.

      During the last five years, however, overall casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, Nevada. Management believes that this relatively slower growth is primarily attributable to three key factors, Atlantic City's (i) shortage of hotel rooms, (ii) more stringent regulatory environment and (iii) infrastructure problems. First, there are currently only 12 casinos in Atlantic City, as compared to 27 casinos located on the Las Vegas Strip. Until 1996, there had been no significant additions to hotel capacity in Atlantic City, and the last totally new property constructed in Atlantic City was the Taj Mahal in 1990, whereas Las Vegas has experienced a boom in recent hotel constructions, including the Venetian, Paris and Mandalay Bay in 1999 and the Aladdin in August 2000, and the addition of rooms to existing hotels. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Second, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate a casino in Atlantic City as compared to Las Vegas. Overall regulatory costs and tax levies in New Jersey have exceeded those in Nevada since gambling was legalized in Atlantic City in 1976, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. Third, management believes that the infrastructure problems of Atlantic City, manifested by impaired accessibility to the casinos, downtown Atlantic City congestion and the structural decay of the areas immediately surrounding the casinos, have impacted the public's perception of Atlantic City as a desirable recreational location. Management believes, however, that the development projects recently completed or currently underway in Atlantic City, particularly the construction of the new $268.0 million Atlantic City Convention Center completed in May 1997 and the current Tunnel Project, when completed, will enhance Atlantic City's public perception as a favorable convention and destination location, although no assurances can be given. Moreover, no assurances can be given that the Tunnel Project, when completed, will alleviate the traffic congestion as originally proposed. See "-Gaming and Other Laws and Regulations."

      Total Atlantic City slot revenues increased 4.5% in 2000 from 1999, continuing a trend of increases over the past eight years. From 1996 through 2000, slot revenue growth in Atlantic City has averaged 3.7% per year. Total table game revenue increased by 0.5% in 2000 from 1999, while table game revenue from 1996 to 2000 has increased on average approximately 0.8% per year. Management believes the slow growth in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved over the last eight years. Bill and coupon acceptors, new slot machines, video poker, themed slot machines and other improvements have been effective in increasing the popularity in slot play to guests who tend to gamble more for entertainment value, as compared to guests who are more interested in playing table games. During the past couple of years, casino operators in Atlantic City have opted to increase their number of slot machines in favor of table games due to increased popularity of slot play to the Atlantic City patron and to slot machines' comparatively higher profitability margin resulting from lower labor and support costs. Since 1996, the number of slot machines in Atlantic City has increased by 10.7%, while the number of table games has decreased by 5.9%. Slot revenues increased from 68.6% of total casino revenues in 1996 to 71.6% in 2000. The second reason for the historical slow growth in table game revenue is that table game players tend to typically be higher-end players who are more likely to be interested in overnight stays and other amenities. During the peak spring and summer seasons and weekends, room availability in Atlantic City has typically proven to be inadequate in meeting demand, indirectly making it difficult for casino operators and hosts to aggressively promote table play to potential higher-end table game customers.

      Atlantic City's new $268.0 million Convention Center, completed in May 1997, with approximately 500,000 square feet of exhibition and pre-function space, 45 meeting rooms, food-service facilities and an underground parking garage accommodating up to 1,600 cars, is located at the base of the Atlantic City Expressway, and is currently the second largest convention center in the Northeast. Atlantic City's original convention center is located on the Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was completed in 1929 and is listed on the National Register of Historic Places, is currently undergoing, with funding approved by the CRDA in February 1999, a $90.0 million renovation to be completed by the summer of 2001. These improvements, while preserving the historic features of this landmark, will convert the East Hall into a modern special events venue and will include new seating for 10,000 to 14,000 people in its main auditorium, new lighting, sound and television-ready wiring systems. Management believes that the East Hall, when completed, will have the potential to attract major entertainers and showcase popular boxing events, although no assurances can be given.

      In the fall of 1998, the South Jersey Transportation Authority (the "SJTA") commenced the Tunnel Project consisting of the construction of an approximate 2.2 mile roadway and tunnel system in Atlantic City which, when completed, will connect the Atlantic City Expressway to (i) the Marina District, where the Trump Marina is located, (ii) the H-Tract, which has been Atlantic City's focal point for new casino construction and (iii) the nearby residential city of Brigantine. The Tunnel Project is scheduled to be completed in the summer of 2001. The projected cost of the Tunnel Project is currently estimated to be $330.0 million.

      In addition to the planned casino expansions, major infrastructure improvements have been completed in the past several years. In 1998, an $88.0 million "Grand Boulevard" corridor linking the new Atlantic City Convention Center with the Boardwalk was completed. Also in 1998, the CRDA undertook a $20.8 million beautification project for the five-block Virginia and Maryland Avenue corridor which connects the 30-acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project included the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a 26-unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project was completed in the summer of 2000. See "-Competition."

Competition

     Atlantic City. Competition in the Atlantic City market remains intense. The Trump Atlantic City Properties compete with other casino hotels located in Atlantic City as well as with each other. At the present time, there are 12 casino hotels located in Atlantic City, including the Trump Atlantic City Properties, all of which compete for patrons. Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Sands, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City market. In addition, in September 2000, Boyd Gaming and MGM Grand, Inc. ("MGM") commenced their joint development of a 25-acre site located in the Marina District for the construction of a Tuscan-style casino resort to be named the "Borgata." The Borgata is supposed to feature a 40-story tower with 2,010 rooms and suites, as well as a 143,500 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by mid-2003 and is estimated to cost approximately $1.0 billion. In addition, management also believes that there are several other sites on the Boardwalk and in the Marina District on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. While management believes that the addition of hotel capacity would be generally beneficial to the Atlantic City market overall, especially in peak spring and summer months when there has historically been an inadequate supply of available hotel rooms, there can be no assurances that the proposed and future expansions would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties. There also can be no assurance that the Atlantic City development projects which are planned or are underway will be completed.

      In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West Casino hotel ("Bally's") owned by Park Place. In 2000, Park Place completed plans to connect the Caesar's and Bally's properties with a $24.0 million connector, which included additional gaming space.

      In March 2000, MGM consummated its acquisition of Mirage Resorts, Inc. to become MGM Mirage Inc. ("MGM Mirage"). MGM Mirage owns and/or operates 18 casino properties on three continents, and together with Boyd, commenced the development of the 25-acre site located in the Marina District for the construction of the Borgata in September 2000. The Borgata is intended to be completed by mid-2003. MGM Mirage also owns the 55-acre lot adjacent to the site committed to the Borgata, and in the first quarter of 2001, announced its intention to build an additional casino hotel on such site. At this time, it is not possible to determine the impact that this acquisition and announcement will have on any planned development in the H-Tract, on the Boardwalk or elsewhere in Atlantic City.

During the first quarter of 2001, Aztar Corp. announced its plan to build a $225.0 million expansion of its Atlantic City Tropicana, including an additional 502 hotel rooms and a 200,000 square-foot retail, dining and entertainment complex. Park Place announced its intention to acquire the Claridge Casino Hotel. Harrah's Entertainment Inc. commenced building a $110.0 million hotel tower at Harrah's Atlantic City. Sands Casino Hotel announced its plan to convert a recently acquired structure into additional 132 to 135 suites. MGM Mirage announced its intention to build an additional casino hotel in the Marina District. Management does not know if or when any of these projects will be completed and cannot ascertain the effect they might have, if or when they are completed, on the business and operations of the Trump Atlantic City Properties.

      Total Atlantic City gaming revenues have increased over the past five years, although at varying rates. During 1996, six casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1995, while six casinos experienced decreased revenues. In 1997, eight casinos (including Trump Plaza and the Taj Mahal) experienced increased gaming revenues compared to 1996, while four casinos experienced decreased revenues. In 1998, seven casinos experienced increased gaming revenues compared to 1997 (including Trump Plaza), while five casinos experienced decreased revenues (including the Taj Mahal). In 1999, 10 casinos experienced increased gaming revenues compared to 1998 (including the Taj Mahal), while two casinos experienced decreased revenues (including Trump Plaza). In 2000, eight casinos experienced increased gaming revenues (including the Taj Mahal), while four casinos experienced decreased revenues (including Trump Plaza).

      During 1996, a total of approximately 65,870 square feet of casino floor space was added, an increase of 47.2%, including Trump World's Fair's 49,211 square feet. Slot machines increased by approximately 1,911 units during 1996 and table games increased by approximately 44 units during 1996, of which Trump World's Fair accounted for 1,518 units and 16 units, respectively. During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units, and table games increased by approximately 82 units during 1997. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units during 1998. During 1999, casino floor space decreased by approximately 41,071 square feet, of which approximately 49,211 was due to the closing of Trump World's Fair in October 1999. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair in October 1999, and table games decreased by approximately 47 units during 1999. During 2000, a total of approximately 27,430 square feet of casino floor space was added, the number of slot machines increased by approximately 1,590 units and table games decreased by 15 units.

      The Trump Atlantic City Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, the Trump Atlantic City Properties and/or Indiana Riverboat face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. For example, at the end of 2000, there were a total of approximately 5,151 slot machines installed and operational in Delaware. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland and Pennsylvania, are seeking to do the same. In December 1996, the Casino Niagara opened in Niagara Falls, Ontario. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Trump Atlantic City Properties may also face competition from various forms of internet gambling.

      In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Trump Atlantic City Properties compete directly with each other for gaming patrons.

      Native American Casinos. In addition, the Trump Atlantic City Properties also face competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act (the "IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump Atlantic City Properties.

In March 1996, the United States Supreme Court struck down a provision of the IGRA which had allowed Native American tribes to sue states in federal court for failing to negotiate gaming compacts in good faith. Management cannot predict the impact of this decision on the ability of Native American tribes to negotiate compacts with states.

      In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino ("Foxwoods"), a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 5,900 slot machines, 350 tables and over 1,400 rooms and suites, 24 restaurants, 17 retails stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island.

      In October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has approximately 3,000 slot machines and 192 tables, off-track horse betting, bingo, 20 food and beverage outlets, and retail stores. The Mohegan Sun is in the midst of a $960.0 million,
4.0 million square-foot expansion entailing the construction of a 115,000 square-foot casino, a 10,000-seat arena, a 34-story tower with 1,200 rooms, nine new restaurants and two parking garages accommodating up to 5,000 cars. The project is expected to be completed in the spring of 2002. The foregoing expansion of the Mohegan Sun could have a material adverse impact on the revenue growth of the Trump Atlantic City Properties.

      The Eastern Pequot Tribe, along with the Paucatuck Eastern Pequot Tribe, are seeking federal recognition as Tribal Nations. Both tribes received findings of preliminary recognition in 2000. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots or Paucatuck Eastern Pequots would not have a materially adverse impact on the operations of the Trump Atlantic City Properties and Indiana Riverboat. A subsidiary of THCR has agreed to support the efforts of the Paucatuck Eastern Pequot Tribal Nation for federal recognition as a tribal nation. In consideration of this agreement, the Paucatuck Eastern Pequot Tribal Nation has agreed to negotiate exclusively with THCR during the term of the agreement for the development and management of a Native American casino to be located on Paucatuck Eastern Pequot Tribal Nation land.

      A group in Cumberland County, New Jersey, calling itself the "Nanticoke Lenni Lenape" tribe, has filed a notice of intent with the Bureau of Indian Affairs seeking formal federal recognition as a Native American tribe. In March 1998, the Oklahoma-based Lenape/Delaware Indian Nation, which originated in New Jersey and already has federal recognition, filed a lawsuit against the city of Wildwood, New Jersey, claiming that the city is built on ancestral land. The city of Wildwood, which supported the plan to build a casino, had entered into settlement negotiations, offering to deed municipal land to the tribe. The plan, which was opposed by the state of New Jersey, required state and federal approval. In early 1999, however, the Delaware Indian Nation's lawsuit was dismissed.

      In July 1993, the Oneida Nation opened "Turning Stone," a casino featuring 24-hour table gaming and electronic gaming machines near Syracuse, New York. In October 1997, the Oneida Nation opened a hotel which included expanded gaming facilities, and constructed a golf course and convention center. Construction of a new 24,000 square-foot clubhouse for the Oneida Nation's golf course is expected to commence in the summer of 2001 and to be completed in 2002. There are also preliminary plans for a casino expansion consisting of 300 additional hotel rooms and a water park.

      In April 1999, the St. Regis Mohawk Nation opened the Akwesasne Casino, featuring electronic gaming machines, in the northern portion of New York State, close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intentions of opening a casino with Catskill Development Company at the Monticello Race Track in the Catskill Mountains region of New York, which was approved by the Assistant Secretary-Indian Affairs (Interior) but is also subject to the approval of the Governor of New York pursuant to IGRA. In April 2000, the St. Regis Mohawks terminated their contract with Catskill Development Company and announced that Park Place would build and manage a tribal casino in the Catskill Mountains. In May 2000, Park Place agreed to purchase Kutshers Resort for the new St. Regis Mohawks' casino site. There is ongoing litigation between Park Place and the Catskill Development Company.

     The Seneca Nation plans to negotiate with New York State to open a casino in Western New York. Approval of the proposed casino would be contingent upon the purchase of additional property that is declared reservation property by the federal government. However, a recent ruling by the federal Interior Department may allow the Seneca Nation to transform its bingo halls into casino-type operations without having to negotiate with New York State.

      The Narragansett Nation of Rhode Island, which has federal recognition, is seeking to open a casino in Rhode Island State.

      The Aquinnah Wampanoag Tribe is seeking to open a casino in the state of Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near the portion of the United States would not have a material adverse effect on the business and operations of the Trump Atlantic City Properties.

      State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the state of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York State and the Commonwealth of Pennsylvania. Several states are considering or have approved large scale land-based casinos. The business and operations of the Trump Atlantic City Properties could be materially adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. In June 1998, the New York State Senate and General Assembly failed to enact a constitutional amendment to legalize casino gambling in certain areas of New York State, effectively postponing any referendum to authorize such a constitutional amendment until not earlier than November 2001. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the Trump Atlantic City Properties and/or the Indiana Riverboat.

Seasonality

      The gaming industry in Atlantic City is seasonal, with the heaviest activity occurring during the period from May through September. Consequently, Trump AC's operating results during the two quarters ending in March and December would not likely be as profitable as the two quarters ending in June and September.

Gaming and Other Laws and Regulations

      The following is only a summary of the applicable provisions of the Casino Control Act and certain other laws and regulations. It does not purport to be a full description thereof, and is qualified in its entirety by reference to the Casino Control Act and such other laws and regulations.

      New Jersey Gaming Regulations

      In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things: the granting and renewal of casino licenses; the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein; the qualification of natural persons and entities related to the casino licensee; the licensing of certain employees and vendors of casino licensees; the rules of the games; the selling and redeeming of gaming chips; the granting and duration of credit and the enforceability of gaming debts; management control procedures, accounting and cash control methods and reports to gaming agencies; the security standards; the manufacture and distribution of gaming equipment; the simulcasting of horse races by casino licensees, advertising, entertainment and alcoholic beverages.

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

      Operating Licenses. In June 1999, the CCC renewed Taj Associates' license to operate the Taj Mahal through June 2003 and renewed Plaza Associates' license to operate Trump Plaza through June 2003.

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

      Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates or Taj Associates to, or for the benefit of, any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates' or Taj Associates' cash position falls below $5.0 million for three consecutive business days, such entity must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

      Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Trump AC Holding, TACC, THCR Holdings, Trump Hotels & Casino Resorts Funding, Inc., a Delaware corporation and wholly-owned subsidiary of THCR Holdings ("THCR Funding"), or THCR, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent (5.0%) or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

      Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a "Regulated Company"), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than fifteen percent (15.0%) of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than fifteen percent (15.0%) of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

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

      An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee's holding or intermediary companies or another subsidiary company of the casino licensee's holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee's holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

      Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that itmeets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "--Interim Casino Authorization."

      Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term "security" to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Trump AC, Trump AC Holding, Plaza Associates, Taj Associates, THCR Holdings, THCR Funding and THCR is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

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

      Under the terms of the TAC I Note Indenture, TAC II Note Indenture, TAC III Note Indenture and other certain indentures pursuant to which certain promissory notes of THCR and it subsidiaries have been issued as well as a $5.0 million working capital loan of THCR, if a holder of securities of THCR or its subsidiaries, including the Registrants, does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value. Similar provisions are set forth in THCR's Certificate of Incorporation, as amended, with respect to the Common Stock of THCR.

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

      Approved Hotel Facilities. The CCC may permit an existing licensee, such as one of the Trump Atlantic City Properties, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

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

      Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor's entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

      Agreement for Management of Casino. Each party to an agreement for the management of a casino is required to hold a casino license, and the party who is to manage the casino must own at least 10.0% of all the outstanding equity securities of the casino licensee. Such an agreement shall: (i) provide for the complete management of the casino; (ii) provide for the unrestricted power to direct the casino operations; and (iii) provide for a term long enough to ensure the reasonable continuity, stability and independence and management of the casino.

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

      Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues. For the years ended December 31, 1998, 1999 and 2000, Plaza Associates' gross revenue tax was approximately $30.2 million, $28.6 million and $25.8, respectively, and its license, investigation and other fees and assessments totaled approximately $5.2 million, $4.1 million and $5.1 million, respectively. For the years ended December 31, 1998, 1999 and 2000, Taj Associates' gross revenue tax was approximately $41.1 million, $40.3 million and $43.8 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.4 million, $5.3 million and $5.1 million, respectively.

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

      For the first 10 years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of the CRDA Bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such CRDA Bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50.0% of its eligible tax credit in any one year.

      From the monies made available to the CRDA, the CRDA is required to set aside $175.0 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27.0% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

      Minimum Casino Parking Charges. As of July 1, 1993, each casino licensee is required to pay the New Jersey State Treasurer a $1.50 charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Plaza Associates and Taj Associates currently charge their parking patrons $2.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

      Atlantic City Fund. On each October 31 during the years 1996 through 2003, each casino licensee shall pay into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels.

      Conservatorship. If, at any time, it is determined that Plaza Associates, Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, Taj Associates, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee's casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the TAC I Note Indenture, TAC II Note Indenture and TAC III Note Indenture.

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

      Gaming Credit. The casino games at the Trump Atlantic City Properties are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the state of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

      Control Procedures. Gaming at the Trump Atlantic City Properties is conducted by trained and supervised personnel. Plaza Associates and Taj Associates employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

Other Laws and Regulations

      The United States Department of the Treasury (the "Treasury") has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day (a "Currency

Transaction Report"). Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the "Service"). In addition, THCR is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

      In the past, the Service had taken the position that gaming winnings from table games by nonresident aliens were subject to a 30.0% withholding tax. The Service, however, subsequently adopted a practice of not collecting such tax. Recently enacted legislation exempts from withholding tax table game winnings by nonresident aliens, unless the Secretary of the Treasury determines by regulation that such collections have become administratively feasible.

      From 1992 through 1995, the Service conducted an audit of Currency Transaction Reports filed by Taj Associates for the period from April 2, 1990 through December 31, 1991. The Treasury received a report detailing the audit as well as the response of Taj Associates. As a result of Taj Associates' audit, the Treasury notified Taj Associates that it had failed to timely file Currency Transaction Reports in connection with certain currency transactions. In December 1997, Taj Associates paid a fine of $477,000 in connection with 106 of these violations. In November 2000, the Service completed a compliance audit of Currency Transaction Reports filed by Plaza Associates for the period from January 1, 1998 through September 30, 1999. Of the 6,600 Currency Transaction Reports filed by Plaza Associates during that period, the Service noted 17 filing violations. The Service submitted recommendations to improve reporting and record keeping practices. No penalties were assessed as a result of the audit.

      Plaza Associates and Taj Associates have adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review Currency Transaction Report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments;
(iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a disciplinary program for employee violations of the policy.

      THCR is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the state of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct the business of THCR have been obtained.

      THCR expects to be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed by other jurisdictions will permit profitable operations by THCR in those jurisdictions.

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

      Plaza Casino Parcel. The Trump Plaza Main Tower is located on the Boardwalk in Atlantic City, New Jersey, next to the Atlantic City Convention Center. It occupies the entire city block (approximately 2.38 acres) bounded by the Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

      The Plaza Casino Parcel consists of four tracts of land, three of which are currently owned by Plaza Associates and one of which is leased by Plaza Hotel Management Company ("PHMC") to Plaza Associates pursuant to a non-renewable ground lease, which expires on December 31, 2078 (the "PHMC Lease"). The land which is subject to the PHMC Lease is referred to as the "Plaza Leasehold Tract." Seashore Four Associates ("Seashore Four") and Trump Seashore Associates ("Trump Seashore") had leased to Plaza Associates two of the tracts which are now owned by Plaza Associates. Trump Seashore and Seashore Four are 100.0% beneficially owned by Trump and are, therefore, affiliates of THCR. Plaza Associates purchased the tract from Seashore Four in January 1997 and the tract from Trump Seashore in September 1996 for $10.1 million and $14.5 million, respectively.

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

      Trump Plaza East. In connection with the Taj Acquisition in April 1996, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising the Trump Plaza East Tower for an aggregate purchase price of $28.0 million. Plaza Associates currently leases a portion of the land which comprises the Trump Plaza East Tower from an unrelated third party.

      In September 1993, Warner Brothers entered into the ten year Time Warner Plaza Lease pursuant to which Warner Brothers leased approximately 17,000 square feet of retail space with Boardwalk frontage in Trump Plaza's East Tower for the operation of the Plaza Warner Brothers Store. Pursuant to the Time Warner Plaza Lease, Time Warner is obligated to pay to Trump Plaza an amount equal to (i) 7.5 percent (7.5%) of gross annual sales up to and including $15.0 million and (ii) 10 percent (10.0%) of gross sales in excess of $15.0 million. The Time Warner Plaza Lease also grants Time Warner the option to renew the Time Warner Plaza Lease for two additional five years terms.

      Recent public reports, confirmed with Time Warner officials, indicate that Time Warner intends to close the Warner Brothers retail chain in the third quarter of calendar 2001, including the Plaza Warner Brothers Store, as a cost savings measure related to Time Warner's January 2001 merger with AOL. Management currently intends to utilize this space to expand its existing casino floor with additional slot machines.

      Trump World's Fair. Using a portion of the net proceeds received by THCR from its initial public offering in June 1995, Plaza Associates acquired title to Trump World's Fair pursuant to an option to purchase. Further, Plaza Associates also entered into an easement agreement with the NJSEA with annual payments of $2.0 million. However, because of operational inefficiencies, including the lack of a parking garage, management decided to close the Trump World's Fair in October 1999, and the facility is currently in the process of being dismantled. In December 1999, in connection with the closure of Trump World's Fair, Plaza Associates terminated the easement in accordance with its terms. See "Business-Trump Plaza-Atlantic City Marketing Strategy."

      Parking Parcels. Plaza Associates owns a parcel of land (the "Plaza Garage Parcel") located across the street from the Plaza Casino Parcel and along Pacific Avenue in a portion of the block bound by Pacific Avenue, Mississippi Avenue, Atlantic Avenue and Missouri Avenue. Plaza Associates has constructed the Trump Plaza Transportation Facility on the Plaza Garage Parcel. An enclosed pedestrian walkway from the parking garage provide access to the Trump Plaza at the casino level. Parking at the parking garage is available to Trump Plaza's guests, as well as to the general public.

      Plaza Associates leases, pursuant to the PHMC Lease, a parcel of land located on the northwest corner of the intersection of Mississippi and Pacific Avenues consisting of approximately 11,800 square feet (the "Additional Parcel") and owns another parcel on Mississippi Avenue adjacent to the Additional Parcel consisting of approximately 5,750 square feet.

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

      Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 2000, of approximately $1.2 million and is encumbered by the Plaza Mortgages. This lien is senior to the liens of the Plaza Mortgages. This facility is currently being utilized by Taj Associates.

      Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

Taj Mahal

      Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgages securing the TAC I Notes, TAC II Notes and TAC III Notes.

      The Casino Parcel. The land comprising the Taj Mahal site consists of approximately 30.0 acres, bounded by the Boardwalk to the south, vacated former States Avenue to the east, Pennsylvania Avenue to the west and Pacific Avenue to the north. The Taj Mahal was opened to the public on April 2, 1990.

      Taj Entertainment Complex. In connection with the Taj Acquisition, Taj Associates purchased the Taj Entertainment Complex from Realty Corp. The Taj Entertainment Complex is a 20,000-square-foot multipurpose entertainment complex known as the Xanadu Theater with seating capacity for approximately 1,200 people, which can be used as a theater, concert hall, boxing arena or exhibition hall.

      Steel Pier. In connection with the Taj Acquisition, Taj Associates purchased the approximately 3.6 acre pier and related property located across the Boardwalk from the Taj Mahal (the "Steel Pier") from Realty Corp. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30.0 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 2003, unless extended.

      Office and Warehouse Space. Taj Associates owns an office building located on South Pennsylvania Avenue adjacent to the Taj Mahal. In addition, Taj Associates, in April 1991, purchased for approximately $1.7 million certain facilities of Castle Associates which are presently leased to commercial tenants and used for office space and vehicle maintenance facilities. In connection with the Taj Acquisition, Taj Associates purchased from Realty Corp. a warehouse complex of approximately 34,500 square feet. This warehouse complex was sold to the CRDA in November 1998 as part of the location of a new neighborhood housing development completed as part of the redevelopment of the road corridors and adjoining neighborhoods to the Taj Mahal.

     In September 1992, Taj Associates entered into a lease agreement with The Trump-Equitable Fifth Avenue Company, a corporation wholly-owned by Trump (the "Trump-Equitable Company"), pursuant to which Taj Associates leased office space in the Trump Tower located in at 725 Fifth Avenue, New York, New York (the "Trump Tower") for marketing purposes (the "Taj Mahal Trump Tower Lease"). The monthly payments under the Taj Mahal Trump Tower Lease were $1,000, and the premises were leased at such rent for four months in 1992, the full 12 months in each of 1993 and 1994 and eight months in 1995. On September 1, 1995, the Taj Mahal Trump Tower Lease was renewed for an additional term of five years with an option for Taj Associates to terminate the Taj Mahal Trump Tower Lease on September 1st of each year, upon six months' prior written notice and payment of the six months' rent. Under the renewed Taj Mahal Trump Tower Lease, the monthly payments were $2,285. In March 2000, THCR assumed this Taj Mahal Trump Tower Lease and moved to this office space from its previous location in Trump Tower. See "Executive Compensation-Compensation Committee Interlocks and Insider Participation."

      Parking. The Taj Mahal provides parking spaces for approximately 6,950 cars, of which 6,725 parking spaces are located indoors and 225 are parking spaces located on land purchased from Realty Corp. in connection with the Taj Acquisition.

      Themed Restaurants and Retail Shopping. In February 1996, Hard Rock Cafe International (N.J.), Inc. ("Hard Rock") entered into a 15-year lease agreement (the "Hard Rock Cafe Lease") with Taj Associates pursuant to which Hard Rock leases an approximately 11,500 square-foot space at the Taj Mahal for a Hard Rock Cafe. The Hard Rock Cafe opened in November 1996. The basic rent under the Hard Rock Cafe Lease is $750,000 per year, payable in equal monthly installments, for the first 10 years of the lease term, and will be $825,000 per year, payable in equal monthly installments, for the remaining five years of the lease term. In addition, Hard Rock will pay percentage rent in an amount equal to 10.0% of Hard Rock's annual gross sales in excess of $10.0 million. Hard Rock has the right to terminate the Hard Rock Cafe Lease on the tenth anniversary thereof, and also has the option to extend the term of the Hard Rock Cafe Lease for an additional five-year period at an annual basic rent of $907,500 during such renewal term.

      In January 1996, All Star Cafe, Inc. ("All Star") entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1.0 million per year, payable in equal monthly installments. In addition, All Star was to pay percentage rent to Taj Associates in an amount equal to the difference, if any, between (i) 8.0% of All Star's gross sales made during each calendar month during the first lease year, 9.0% of All Star's gross sales made during each calendar month during the second lease year and 10.0% of All Star's gross sales made during each calendar month during the third through the twentieth lease years, and (ii) one-twelfth of the annual basic rent. The All Star Cafe opened in March 1997. In September 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease, effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the estimated $17.2 million fair market value of these assets in other revenue based on an independent appraisal. Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah" consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

      In June 1997, Stage Deli of Atlantic City, Inc. ("Stage Deli") entered into a ten-year, five-month lease, commencing on July 7, 1997 (the "Stage Deli Lease"), with Taj Associates for the lease of space at the Taj Mahal for a Stage Deli of New York Restaurant. Stage Deli has an option to renew the Stage Deli Lease for an additional five-year term. Commencing September 1, 1998, the Stage Deli Lease was amended to eliminate the basic rent provisions and provide for monthly percentage rents of 8.0% or 10.0% of gross monthly sales based on actual average sales volumes as defined in the Stage Deli Lease.

      In February 1997, Time Warner entered into a ten-year lease (the "Time Warner Taj Lease") with Taj Associates for the lease of space at the Taj Mahal for a Warner Brothers Studio Store ("Taj Warner Brothers Store"). Time Warner had an option to renew the Time Warner Taj Lease for two additional five-year terms. Pursuant to the Time Warner Taj Lease, Time Warner was obligated to pay to Taj Mahal monthly rent in an amount equal to (i) 7.5% of gross annual sales up to and including $5.0 million and (ii) 10.0% sales of gross annual sales in excess of $5.0 million. No minimum or "base" rent was payable under the Time Warner Taj Lease. Also, pursuant to the Time Warner Taj Lease, Time Warner had the right to terminate the Time Warner Taj Lease if (i) gross annual sales were less than $2.5 million for the second year of the lease or less than $2.5 million, as adjusted by CPI, for the third through ninth years of the lease; and
(ii) the Taj Mahal ceased to operate as a first class hotel. The Taj Warner Brothers Studio Store opened in May 1997. Following the recent merger of Time Warner with AOL in January 2001, AOL Time Warner has announced its intention of closing or selling its Warner Brothers Studio Store operations, including the Taj Warner Brothers Store. Management currently intends to locate a new retail tenant for this space.

      In October 1999, Taj Mahal recently completed its expansion of the retail shopping area along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. A Sunglass Hut, operated by Sunglass Hut International, opened in August 1998 in a separate location also adjoining the Taj Mahal's main retail shopping area. The Taj Mahal's retail shopping outlets also include an upscale collection of women's and men's clothing and shoe shops, jewelry stores and a variety of gift and specialty shops.

ITEM 3.  LEGAL PROCEEDINGS.

      General. From time to time, Trump AC, its partners, certain members of its former executive committee, and certain of its employees, have been involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them and intend to contest vigorously any future proceedings. In general, Trump AC has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings, provided, however, such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of Trump AC, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.

      Metelman Action. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C-43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claimed that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The defendants filed a motion to dismiss in lieu of answer. On July 21, 2000, the Court dismissed plaintiff's Complaint without prejudice. The Court granted the plaintiffs 10 weeks during which to file an Amended Complaint, pleading a stockholder derivative action, and effective October 12, 2000, plaintiff filed an Amended Complaint, pleading a stockholder derivative action. In March 2001, without admitting any wrongdoing or liability, the parties reached an agreement to settle the case, which is being submitted to the Court for approval. THCR believes that the settlement will not have a material adverse effect on THCR's financial condition and operations.

      SEC Investigation. The Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission (the "Commission") has informed THCR that it is considering recommending that the Commission authorize the commencement of proceedings against THCR and its former Chief Executive Officer, charging that they violated the Securities Exchange Act of 1934, as amended, by issuing on October 25, 1999, a press release that was materially false and misleading because it failed to disclose that $17.0 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' September 1999 acquisition of the All Star Cafe restaurant from Planet Hollywood International, Inc. The details of that transaction, and its effects on THCR's third quarter results, were discussed in THCR's report on Form 10-Q filed with the Commission on November 4, 1999. The Staff has indicated to THCR that it may seek authority from the Commission to seek injunctive relief, a cease and desist order, and/or civil penalties, among other things.

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

      Castle Acquisition. On August 14, 1996, certain stockholders of THCR filed two derivative actions in the Court of Chancery in Delaware (Civil Action Nos. 15148 and 15160) (the "Delaware cases") against each of the members of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates and TCI-II. The plaintiffs claim that the directors of THCR breached their fiduciary duties in connection with its acquisition of Castle Associates (the "Castle Acquisition") by purchasing these interests at an excessive price in a self-dealing transaction. The complaint sought to enjoin the transaction, and also sought damages and an accounting. The injunction was never pursued. These plaintiffs served a notice of dismissal in the Delaware cases on December 29, 1997.

      On October 16, 1996, a stockholder of THCR filed a derivative action in the United States District Court, Southern District of New York (96 Civ. 7820) against each member of the Board of Directors of THCR, THCR, THCR Holdings, Castle Associates, TCI, TCI-II, Trump's Castle Hotel & Casino, Inc., a New Jersey corporation and wholly-owned subsidiary of THCR Holdings ("TCHI") and Salomon Brothers, Inc ("Salomon"). The plaintiff claimed that certain of the defendants breached their fiduciary duties and engaged in ultra vires acts in connection with the Castle Acquisition and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiff also alleged violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiff sought removal of the directors of THCR, and an injunction, rescission and damages.

      The Delaware cases were amended and refiled in the Southern District of New York and consolidated with the federal action for all purposes, including pretrial proceedings and trial. On or about January 17, 1997, the plaintiffs filed their Consolidated Amended Derivative Complaint (the "First Amended Complaint"), reflecting the consolidation. On or about March 24, 1997, the plaintiffs filed their Second Consolidated Amended Derivative Complaint (the "Second Amended Complaint"). In addition to the allegations made in the First Amended Complaint, the Second Amended Complaint claimed that certain of the defendants breached their fiduciary duties and wasted corporate assets in connection with a previously contemplated transaction with Colony Capital, Inc. ("Colony Capital"). The Second Amended Complaint also includes claims against Colony Capital for aiding and abetting certain of those violations. In addition to the relief sought in the First Amended Complaint, the Second Amended Complaint sought to enjoin the previously contemplated transaction with Colony Capital or, if it was effectuated, to rescind it. On March 27, 1997, THCR and Colony Capital mutually agreed to end negotiations with respect to such transaction. On June 26, 1997, plaintiffs served their Third Consolidated Amended Derivative Complaint (the "Third Amended Complaint"), which omitted the claims against Colony Capital. THCR and the other defendants in the action moved to dismiss the Third Amended Complaint on August 5, 1997. By decision and order dated September 21, 2000, the Court denied, in substantial part, the defendants' motion to dismiss. The Court also granted plaintiffs' application to amend the Third Amended Complaint. On October 11, 2000, plaintiffs served their Fourth Consolidated Amended Stockholder's Derivative Complaint (the "Fourth Amended Complaint"). The defendants served their answers to the Fourth Amended Complaint on November 17, 2000 and began discovery. The defendants intend to defend vigorously this litigation. THCR cannot predict, however, the outcome of this case.

     On September 9, 1997, Mirage Resorts, Inc. filed a complaint against Trump, THCR and Hilton Hotels Corporation, in the United States District Court for the Southern District of New York (the "New York Action"). The complaint sought damages for alleged violations of antitrust laws, tortious interference with prospective economic advantage and tortious inducement of a breach of fiduciary duties arising out of activities purportedly engaged in by defendants in furtherance of an alleged conspiracy to impede Mirage's efforts to build a casino resort in the Marina District. Among other things, Mirage contended that the defendants filed several frivolous lawsuits and funded others that challenge the proposed state funding mechanisms for the construction of a proposed roadway and tunnel that would be paid for chiefly through government funds and which would link the Atlantic City Expressway with the site of Mirage's proposed new casino resort. On November 10, 1997, THCR and Trump moved to dismiss the complaint. On December 18, 1998, the Court denied the motion to dismiss brought by Trump and THCR. On April 20, 1999, Mirage and an affiliate, the Mirage Casino Hotel filed a complaint against THCR and other defendants in Nevada State Court (the "Nevada Action"). The Nevada Action, which was subsequently removed to the United States District Court for the District of Nevada, sought damages and an injunction for an alleged misappropriation of trade secrets, intentional interference with prospective economic advantage and contractual relations and conspiracy to injure Mirage. On or about February 23, 2000, THCR and Mirage entered into an agreement to dismiss without prejudice the New York Action and the Nevada Action against THCR and all of its officers and directors. The parties exchanged mutual releases and no money was paid by either side. On or about February 23, 2000, the Court in Nevada dismissed the Nevada Action. On or about February 29, 2000, the Court in New York dismissed the New York Action.

      New York Temporary State Commission on Lobbying. On November 13, 2000, THCR entered into a Settlement Agreement with the New York Temporary State Commission on Lobbying regarding alleged deficiencies in reports THCR filed with the New York Temporary State Commission on Lobbying. THCR paid civil penalties of an aggregate amount of $250,000 with respect to the alleged filing deficiencies, and filed an amended semi-annual report.

      Various other legal proceedings are now pending against THCR. Management considers all such proceedings to be ordinary litigation incident to the character of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

      From time to time, Plaza Associates and Taj Associates may be involved in routine administrative proceedings involving alleged violations of certain provisions of the Casino Control Act. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on THCR or on the ability of Plaza Associates or Taj Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of Trump Plaza or the Taj Mahal, although no assurances can be given.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by the Registrants to their respective security holders for a vote during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Trump AC. THCR Holdings has beneficially owned 100.0% of the partnership interests in Trump AC since June 12, 1995. There is no established trading market for the equity interests of Trump AC.

      Trump AC Funding. Trump AC has owned 100.0% of the common stock of Trump AC Funding since its formation on January 30, 1996. There is no established trading market for Trump AC Funding's common stock.

      Funding II. Trump AC has owned 100.0% of the common stock of Funding II since its formation on November 18, 1997. There is no established trading market for Funding II's common stock.

      Funding III. Trump AC has owned 100.0% of the common stock of Funding III since its formation on November 18, 1997. There is no established trading market for Funding III's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain historical consolidated financial information of Trump AC for each of the five years ended December 31, 1996 through 2000 (see Note 1 below).

      All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.


                                                                             Years Ended December 31,
                                                         -----------------------------------------------------------------------
                                                             1996           1997           1998           1999           2000
                                                         -----------    -----------    -----------    -----------    -----------
                                                                              (dollars in thousands)
 Statement of Operations Data:
 Revenues:
 Gaming ..............................................   $   752,228    $   889,116    $   888,518    $   867,556    $   858,473
 Other (a) ...........................................       190,995        231,235        220,725        230,606        188,412
                                                         -----------    -----------    -----------    -----------    -----------
 Gross revenues ......................................       943,223      1,120,351      1,109,243      1,098,162      1,046,885
 Promotional allowances ..............................       113,743        138,085        130,151        124,735        113,070
                                                         -----------    -----------    -----------    -----------    -----------
 Net revenues ........................................       829,480        982,266        979,092        973,427        933,815
                                                         -----------    -----------    -----------    -----------    -----------
 Costs and expenses:
 Gaming ..............................................       453,841        555,457        545,204        550,441        529,998
 Other ...............................................        54,613         65,462         66,180         66,231         56,613
 General and administrative ..........................       147,464        168,143        168,183        173,578        174,125
 Depreciation and amortization .......................        60,870         66,018         61,536         58,615         51,924
 Pre-opening .........................................         4,145           --             --             --             --
 Trump World's Fair closing costs (b) ................          --             --             --          123,959            814
                                                         -----------    -----------    -----------    -----------    -----------
 Total costs and expenses ............................       720,933        855,080        841,103        972,824        813,474
                                                         -----------    -----------    -----------    -----------    -----------
 Income from operations ..............................       108,547        127,186        137,989            603        120,341
 Interest expense, net ...............................      (112,122)      (141,249)      (149,070)      (150,363)      (149,555)
 Other nonoperating income (c) .......................        14,194           --             --              417             36
 Extraordinary loss (d) ..............................       (59,132)          --             --             --             --
                                                         -----------    -----------    -----------    -----------    -----------
 Net loss ............................................   $   (48,513)   $   (14,063)   $   (11,081)   $  (149,343)   $   (29,178)
                                                         ===========    ===========    ===========    ===========    ===========
 Balance Sheet Data (at end of period):

 Cash and cash equivalents ...........................   $    71,320    $   114,879    $    80,954    $    75,061    $    67,205
 Property and equipment, net .........................     1,456,267      1,460,050      1,432,965      1,322,599      1,290,638
 Total assets ........................................     1,659,006      1,739,073      1,688,606      1,570,866      1,542,446
 Total long-term debt, net of current maturities .....     1,207,795      1,300,027      1,299,217      1,302,824      1,303,019
 Total capital .......................................   $   331,858    $   327,939    $   272,759    $   123,416    $    94,238

-----------------

Note 1: On April 17, 1996, as part of the Taj Acquisition, THCR acquired Taj Associates. In connection with the Taj Acquisition, Taj Associates became a wholly owned subsidiary of Trump AC. Therefore, the financial data as of December 31, 1996 includes the operations of Taj Associates for thE period from the date of acquisition (April 17, 1996) through December 31, 1996.

(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah," consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

(b) On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair was approximately $124,773,000, which includes $97,221,000 for the writedown of the net book value of the assets and $27,552,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

(c) Other nonoperating income for the year ended December 31, 1996 includes $15,000,000 license fee revenue.

(d) The extraordinary loss for the year ended December 31, 1996 relates to the redemption of the Plaza PIK Notes and Plaza PIK Note Warrants and the write-off of related unamortized deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Capital Resources and Liquidity

      Cash flows from operating activities are Trump AC's principal source of liquidity. Trump AC expects to have sufficient liquidity to meet its obligations during 2001. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods when necessary.

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

      Capital expenditures for Trump AC were $21.5 million and $15.1 million for the years ended December 31, 1999 and 2000, respectively. Capital expenditures for improvements to Trump Plaza's existing facilities were $10.7 million and $4.3 million for the years ended December 31, 1999 and 2000, respectively. Capital expenditures attributable to the Taj Mahal were $9.3 million and $10.1 million for the years ended December 31, 1999 and 2000, respectively.

      The ability of the Registrants to pay their indebtedness when due will depend on the ability of Trump AC to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of Trump AC and its ability to refinance its debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Trump AC will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

Results of Operations for the Years Ended December 31, 1999 and 2000

      The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates, its results of operations are not discussed below.

      The following table includes selected data of Plaza Associates and Taj Associates for the years ended December 31, 1999 and 2000 (Trump AC also includes TCS, which is not separately disclosed):


                                                                  Year Ended December 31,
                                          ------------------------------------------------------------------------
                                             1999        2000         1999         2000        1999        2000
                                             Plaza       Plaza         Taj          Taj        Total       Total
                                          Associates   Associates   Associates   Associates   Trump AC    Trump AC
                                          ----------   ----------   ----------   ----------   --------    --------
                                                                       (in millions)
 Revenues:
 Gaming ..............................    $ 354.5      $ 320.2       $ 513.1     $ 538.3     $  867.6     $  858.5
 Other (a) ...........................       97.8         75.3         132.8       113.1        230.6        188.4
                                          -------      -------       -------     -------     --------     --------
 Gross Revenues ......................      452.3        395.5         645.9       651.4      1,098.2      1,046.9
 Less: Promotional Allowances ........       59.8         50.0          64.9        63.0        124.7        113.0
                                          -------      -------       -------     -------     --------     --------
 Net Revenues ........................      392.5        345.5         581.0       588.4        973.5        933.9
                                          -------      -------       -------     -------     --------     --------
 Costs & Expenses:
 Gaming ..............................      215.2        212.7         335.2       317.3        550.4        530.0
 General & Administrative ............       76.4         72.5          97.1       101.6        173.6        174.1
 Depreciation & Amortization .........       21.9         16.3          36.7        35.6         58.6         51.9
 Trump World's Fair closing ..........      124.0          0.8          --          --          124.0          0.8
 Other ...............................       30.0         20.5          36.3        36.1         66.2         56.7
                                          -------      -------       -------     -------     --------     --------
 Total Costs and Expenses ............      467.5        322.8         505.3       490.6        972.8        813.5
                                          -------      -------       -------     -------     --------     --------
 Income (loss) from Operations .......      (75.0)        22.7          75.7        97.8          0.7        120.4
                                          -------      -------       -------     -------     --------     --------
 Non Operating Income ................        1.1          1.1           2.1         2.2          3.8          4.1
 Interest Expense ....................      (47.5)       (47.8)        (93.6)      (93.4)      (153.8)      (153.7)
                                          -------      -------       -------     -------     --------     --------
 Total Non Operating Expense .........      (46.4)       (46.7)        (91.5)      (91.2)      (150.0)      (149.6)
                                          -------      -------       -------     -------     --------     --------
 Net Income/(loss) ...................    $(121.4)     $ (24.0)      $ (15.8)    $   6.6     $ (149.3)    $  (29.2)
                                          =======      =======       =======     =======     ========     ========

--------------
(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah," consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

                                                                  Year Ended December 31,
                                    -----------------------------------------------------------------------------
                                       1999        2000          1999         2000           1999          2000
                                      Plaza       Plaza          Taj          Taj           Total         Total
                                    Associates   Associates    Associates   Associates     Trump AC      Trump AC
                                    ----------   ----------    ----------   ----------     --------      --------
                                                                  (in millions)

Table Game Revenues ............... $   97.6     $   93.1      $  173.3     $  182.2       $  270.8      $  275.3
Incr (Decr) over Prior Period .....              $   (4.5)                  $    8.9                     $    4.5
Table Game Drop ................... $  631.5     $  648.7      $1,079.4     $1,071.2       $1,710.9      $1,719.9
Incr (Decr) over Prior Period .....              $   17.2                   $   (8.2)                    $    9.0
Table Win Percentage ..............     15.4%        14.4%         16.1%        17.0%          15.8%         16.0%
Incr (Decr) over Prior Period .....                  (1.0)pts                    0.9 pts                      0.2 pts
Number of Table Games .............       98           96           143          143            241           239
Incr (Decr) over Prior Period .....                    (2)                       --                            (2)

Slot Revenues ..................... $  256.9     $  227.0      $  317.1     $  333.7       $  574.0      $  560.7
Incr (Decr) over Prior Period .....              $  (29.9)                  $   16.6                     $  (13.3)
Slot Handle ....................... $3,250.3     $2,905.9      $3,996.9     $4,313.2       $7,247.2      $7,219.1
Incr (Decr) over Prior Period .....              $ (344.4)                  $  316.3                     $  (28.1)
Slot Win Percentage ...............      7.9%         7.8%          7.9%         7.7%           7.9%          7.8%
Incr (Decr) over Prior Period .....                  (0.1)pts                   (0.2)pts                     (0.1)pts
Number of Slot Machines ...........    3,807        2,839         4,452        4,557          8,259         7,396
Incr (Decr) over Prior Period .....                  (968)                       105                         (863)

Poker Revenues ....................      --           --       $   20.0     $   19.9       $   20.0      $   19.9
Incr (Decr) over Prior Period .....                   --                    $   (0.1)      $             $   (0.1)
Number of Poker Tables ............      --           --             67           67             67            67
Incr (Decr) over Prior Period.....                    --                          --                           --

Other Gaming Revenues .............      --           --       $    2.7     $    2.5       $    2.7      $    2.5
Incr (Decr) over Prior Period .....                   --                    $   (0.2)                    $   (0.2)

Total Gaming Revenues ............. $  354.5     $  320.1      $  513.1     $  538.3       $  867.5      $  858.4
Incr (Decr) over Prior Period .....              $  (34.4)                  $   25.2                     $   (9.1)

Number of Guest Rooms .............    1,283          904         1,250        1,250          2,533         2,154
Occupancy Rate ....................     89.9%        88.8%         95.2%        93.3%          92.5%         91.4%
Average Daily Rate (Room Revenue) . $  84.25     $  80.29      $  88.81     $  84.47       $  86.56      $  82.38

     Gaming revenues are the primary source of Trump AC's revenues. Table game revenues increased approximately $4.5 million or 1.7% from the comparable period in 1999 due to increased volumes and an improved table win percentage at the Taj Mahal. Overall Trump AC's table win percentage increased to 16.0% from 15.8% in the comparable period in 1999. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.3% and 15.4% for the years ended December 31, 1999 and 2000, respectively.

     Slot revenues decreased approximately $13.3 million or 2.3% from the comparable period in 1999. Slot revenues at the Taj Mahal increased approximately $16.6 million or 5.2% from the comparable period in 1999 but were offset by a decline at Trump Plaza due to the closing of Trump World's Fair.

     Other non-gaming revenues and their associated expenses, as well as Depreciation & Amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair. Additionally, 1999 Other non-gaming revenues at the Taj Mahal included a one time nonrecurring gain on the acquisition of the All Star Cafe in the amount of $17.2 million.

     Gaming costs and expenses decreased approximately $20.4 million from the comparable period in 1999. Gaming costs and expenses at the Trump Plaza decreased approximately $2.5 million or 1.2% due to the closing of Trump World's Fair offset by increases in Promotional Costs. Gaming cost and expenses at the Taj Mahal decreased approximately $17.9 million or 5.3% due primarily to reduced gaming bad debt expenses.

     General and Administrative expenses increased approximately $0.5 million from the comparable period in 1999. General and Administrative expenses at Trump Plaza decreased approximately $3.9 million or 5.1% from the comparable period in 1999 due to the closing of Trump World's Fair. Expenses at the Taj Mahal increased approximately $4.5 million or 4.6% from the comparable period in 1999 primarily due to additional entertainment costs resulting from a higher ratio of cash to complimentary ticket sales, CRDA donations as well as increases in regulatory costs, utilities expense, real estate taxes and insurance reserves.


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

     The following table includes selected data of Plaza Associates and Taj Associates for the years ended December 31, 1998 and 1999 (Trump AC also includes TCS, which is not separately disclosed):


                                                       Year Ended December 31,
                               ---------------------------------------------------------------------------------
                                     1998          1999          1998        1999         1998           1999
                                    Plaza         Plaza          Taj          Taj         Total          Total
                                  Associates    Associates    Associates   Associates    Trump AC      Trump AC
                               ---------------------------------------------------------------------------------
                                                            (in millions)
Revenues:
Gaming ......................      $  374.5     $  354.5     $  514.0     $  513.1     $    888.5     $    867.6
Other(a) ....................         101.6         97.8        119.1        132.8          220.7          230.6
                                   --------     --------     --------     --------     ----------     ----------
Gross Revenues ..............         476.1        452.3        633.1        645.9        1,109.2        1,098.2
Less: Promotional Allowances           63.4         59.8         66.7         64.9          130.1          124.7
                                   --------     --------     --------     --------     ----------     ----------
Net Revenues ................         412.7        392.5        566.4        581.0          979.1          973.5
                                   --------     --------     --------     --------     ----------     ----------
Costs & Expenses:
Gaming ......................         228.8        215.2        316.4        335.2          545.2          550.4
General & Administrative ....          79.1         76.4         89.2         97.1          168.6          173.6
Depreciation & Amortization .          24.7         21.9         36.4         36.7           61.1           58.6
Trump World's Fair closing ..           --         124.0          --           --             --           124.0
Other .......................          32.4         30.0         33.8         36.3           66.2           66.2
                                   --------     --------     --------     --------     ----------     ----------
Total Costs and Expenses ....         365.0        467.5        475.8        505.3          841.1          972.8
                                   --------     --------     --------     --------     ----------     ----------
Income (loss) from Operations          47.7        (75.0)        90.6         75.7          138.0            0.7
                                   --------     --------     --------     --------     ----------     ----------
Non Operating Income ........           1.4          1.1          2.4          2.1            5.5            3.8
Interest Expense ............         (47.7)       (47.5)       (94.1)       (93.6)        (154.6)        (153.8)
                                   --------     --------     --------     --------     ----------     ----------
Total Non Operating Expense .         (46.3)       (46.4)       (91.7)       (91.5)        (149.1)        (150.0)
                                   --------     --------     --------     --------     ----------     ----------
Net Income (Loss) ...........      $    1.4     $ (121.4)    $   (1.1)    $  (15.8)    $    (11.1)    $   (149.3)
                                   ========     ========     ========     ========     ==========     ==========

---------

(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

     Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah," consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.


                                                               Year Ended December 31,
                                     -----------------------------------------------------------------------------
                                        1998         1999         1998          1999         1998          1999
                                        Plaza        Plaza         Taj           Taj         Total         Total
                                     Associates    Associates   Associates    Associates    Trump AC      Trump AC
                                     ----------    ----------   ----------    ----------    --------      --------
                                                                       (in millions)
Table Game Revenues .............   $   102.4     $    97.6     $   198.6     $   173.3    $   301.0     $   270.8
Incr (Decr) over Prior Period ...                 $    (4.8)                  $   (25.3)                 $   (30.2)
Table Game Drop .................   $   643.0     $   631.5     $ 1,204.8     $ 1,079.4    $ 1,847.8     $ 1,710.9
Incr (Decr) over Prior Period ...                 $   (11.5)                  $  (125.4)                 $  (136.9)
Incr (Decr) over Prior Period ...        15.9%         15.4%         16.5%         16.1%        16.3%         15.8%
Table Win Percentage ............                      (0.5) pts                   (0.4) pts                  (0.5) pts
Number of Table Games ...........         108            98           147           143          255           241
Incr (Decr) over Prior Period ...                       (10)                         (4)                       (14)

Slot Revenues ...................   $   272.1     $   256.9     $   295.0     $   317.1    $   567.1     $   574.0
Incr (Decr) over Prior Period ...                 $   (15.2)                  $    22.1                  $     6.9
Slot Handle .....................   $ 3,366.8     $ 3,250.3     $ 3,623.7     $ 3,996.9    $ 6,990.5     $ 7,247.2
Incr (Decr) over Prior Period ...                 $  (116.5)                  $   373.2                  $   256.7
Slot Win Percentage .............         8.1%          7.9%          8.1%          7.9%         8.1%          7.9%
Incr (Decr) over Prior Period ...                      (0.2) pts                   (0.2) pts                  (0.2) pts
Number of Slot Machines .........       4,144         3,807         4,152         4,452        8,296         8,259
Incr (Decr) over Prior Period ...                      (337)                        300                        (37)

Poker Revenues ..................        --            --       $    17.6     $    20.0    $    17.6     $    20.0
Incr (Decr) over Prior Period ...                      --                     $     2.4                  $     2.4
Number of Poker Tables ..........        --            --              64            67           64            67
Incr (Decr) over Prior Period ...                      --                             3                          3

Other Gaming Revenues ...........        --            --       $     2.8     $     2.7    $     2.8     $     2.7
Incr (Decr) over Prior Period ...                      --                     $    (0.1)                 $    (0.1)


Total Gaming Revenues ...........   $   374.5     $   354.5     $   514.0     $   513.1    $   888.5     $   867.5
Incr (Decr) over Prior Period ...                 $   (20.0)                  $    (0.9)                 $   (21.0)

Number of Guest Rooms ...........       1,404         1,283         1,250         1,250        2,654         2,533
Occupancy Rate ..................        86.4%         89.9%         92.0%         95.2%        89.0%         92.5%
Average Daily Rate (Room Revenue)   $   79.78     $   84.25     $   99.50     $   88.81    $   89.38     $   86.56

      Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was due primarily to a decrease in slot revenues at Trump Plaza due to the closure of Trump World's Fair on October 4, 1999. Plaza Associates' slot revenues declined $15.2 million or 5.6% for the year ended December 31, 1999 from the comparable period in 1998.

     For the year ended December 31, 1999 table game revenues at the Taj Mahal reflected a $25.3 million decrease from the year ended December 31, 1998 which was generally offset by a $22.1 million increase in slot revenues. The increase in slot revenues was due to increased marketing initiatives directed toward slot customers. The decrease in table games revenue was a result of a decline in high-end international table game players due to Asian economic conditions, as well as a decline in the table win percentage to 16.1% for the year ended December 31, 1999 from 16.5% in 1998. The table win percentage decline resulted in a reduction in table game revenues of approximately $4.3 million of the $25.3 million decline. Table games revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by high rollers. The Atlantic City industry table win percentages were 15.3% and 15.3% for the years ended December 31, 1998 and 1999, respectively.

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

     Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah," consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

     Gaming costs and expenses increased $5.2 million or 1.0% for the year ended December 31, 1999 from the comparable period in 1998 due primarily to additional casino bad debt provisions at the Taj Mahal. The casino bad debt provisions at the Taj Mahal were made after appropriate legal advice had been obtained which indicated the likelihood of collection was remote. Trump AC's policy is to aggressively pursue collection issues regarding markers if such issues occur. These costs were offset by reductions in costs and expenses at Trump Plaza due to the closure of Trump World's Fair on October 4, 1999.

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

Inflation

     There was no significant impact on operations as a result of inflation during 1998, 1999 or 2000.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Management has reviewed the disclosure requirements for Item 7A and, based upon the Registrants' current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Registrants' will periodically review its compliance with this disclosure requirement to the extent applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      An index to financial statements and required financial statement schedules is set forth in Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Management of Trump AC, Trump AC Funding, Funding II and Funding III

     THCR is the sole general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR Holdings owns 100.0% of Trump AC, directly and through its ownership of Trump AC Holding. Trump AC Funding, Funding II and Funding III are wholly owned subsidiaries of Trump AC. Trump AC and TACC are the general partners of Plaza Associates and Taj Associates. The Board of Directors of each of Trump AC Funding, Funding II and Funding III consists of Messrs. Trump, Robert M. Pickus, Wallace B. Askins and Don M. Thomas. The TAC I Note Indenture, TAC II Note Indenture and TAC III Note Indenture each requires that two directors of Trump AC Funding, Funding II and Funding III be persons who would qualify as "Independent Directors" as such term is defined by the rules of the American Stock Exchange, Inc. ("Amex") (the "Independent Directors"). The Amex rules define "Independent Directors" as those who are not officers of the company, are neither related to its officers nor represent concentrated family holdings of its shares and who, in view of the company's Board of Directors, are free of any relationship that would interfere with the exercise of independent judgment. Messrs. Askins and Thomas are deemed to be Independent Directors.

     Set forth below are the names, ages, positions and offices held with the Registrants and a brief account of the business experience during the past five years of each member of the board of directors of Trump AC Funding, Funding II and Funding III and of the executive officers of the Registrants.

                                                     Position(s) and Office(s) with:
                          --------------------------------------------------------------------------------------------
Name                      Trump AC               Trump AC Funding       Funding II             Funding III
----                      ---------              ----------------       ----------             -----------
Donald J. Trump ......... President and Chief    Chairman, President    Chairman, President    Chairman, President
                          Executive Officer      and Chief Executive    and Chief Executive    and Chief Executive
                                                 Officer                Officer                Officer

Mark A. Brown ........... Chief Operating        -                      -                      -
                          Officer

Robert M. Pickus ........ Executive Vice         Secretary and          Secretary and          Secretary and Director
                          President and          Director               Director
                          Secretary

Francis X. McCarthy, Jr.  Executive Vice         Executive Vice         Executive Vice         Executive Vice
                          President of Corp.     President of Corp.     President of Corp.     President of Corp.
                          Fin. and Chief         Fin. and Chief         Fin. and Chief         Fin. and Chief
                          Financial Officer      Financial Officer      Financial Officer      Financial Officer

John P. Burke ........... Executive Vice         Treasurer              Treasurer              Treasurer
                          President and
                          Corporate Treasurer

Joseph A. Fusco ......... Executive Vice         -                      -                      -
                          President of
                          Government
                          Relations/Regulatory
                          Affairs

Wallace B. Askins ....... -                      Director               Director               Director

Don M. Thomas ........... -                      Director               Director               Director

     Donald J. Trump (54 years old) has been the Chairman of the Board of THCR
     ---------------
and THCR Funding since their formation in 1995, and has been serving as the President and Chief Executive Officer of THCR, THCR Funding and THCR Holdings since June 2000. Trump was a 50.0% stockholder, the Chairman of the Board of Directors, President and Treasurer of Trump Plaza GP, a New Jersey corporation ("Trump Plaza GP"), until June 1993. Trump was Chairman of the Executive Committee and President of Plaza Associates from May 1986 to May 1992, and was the managing general partner of Plaza Associates until June 1993. Trump has been the Chairman of the Board of Directors of Trump AC Holding since February 1993, served as the President of Trump AC Holding from February 1993 until December 1997 and has been serving as President of Trump AC Holding since June 2000. Trump was a partner in Trump AC from February 1993 until June 1995. Trump has been Chairman of the Board of Directors of Trump AC Funding since its formation in January 1996 and the Chairman of the Board of Directors of Funding II and Funding III since their formation in November 1997. Since June 2000, Trump has also been serving as the President and Chief Executive Officer of Trump AC, Trump AC Funding, Funding II and Funding III. Trump has been Chairman of the Board of Directors of THCR Holding Corp. and THCR/LP since October 1991; President and Treasurer of THCR Holding Corp. since March 1991; President and Treasurer of THCR/LP since June 2000; Chairman of the Board of Directors, President and Treasurer of TCI since June 1988; Chairman of the Executive Committee of Taj Associates from June 1988 to October 1991 and Chief Executive Officer since June 2000; and President and sole Director of Realty Corp. since May 1986. Trump has been the sole director of TACC since March 1991. Trump was President and Treasurer of TACC from March 1991 until December 1997, and has been the President of TACC since June 2000. Trump has been the Chairman of the Board of Directors, President and Treasurer of Plaza Funding since its formation in March 1986. Trump has been the sole director of Trump Indiana since its formation, and has been the President and Chief Executive Officer of Trump Indiana since June 2000. Trump has been Chairman of the Board of Partner Representatives of Castle Associates since May 1992; and was Chairman of the Executive Committee of Castle Associates from June 1985 to May 1992. Trump is the Chairman of the Board of Directors of Trump's Castle Funding, Inc., a New Jersey corporation and wholly-owned subsidiary of Castle Associates ("Castle Funding"), served as President and Treasurer of Castle Funding until April 1998, and has served as President and Chief Executive Officer of Castle Funding since June 2000. Trump has served as the Chairman of the Board of Directors of TCHI since its formation in March 1985, and has been the President and Chief Executive Officer of TCHI since June 2000. Trump has been the President, Treasurer, sole director and sole stockholder of TCI and TCI-II since their formation in June 1988 and November 1991, respectively. Trump has been a Director of THCR Enterprises, Inc., a Delaware corporation ("THCR Enterprises"), since its formation in January 1997 and has served the President of THCR Enterprises since June 2000. Trump is also the President of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years. Trump was a member of the Board of Directors of Alexander's Inc. from 1987 to March 1992.

     Mark A. Brown (40 years old) was appointed Chief Operating Officer of THCR
     -------------
and Trump AC effective June 13, 2000, at which time he was also appointed Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana, subject to necessary licensing by the Indiana Gaming Commission. Mr. Brown served as President and Chief Operating Officer of Taj Associates since January 2000. Mr. Brown was President and Chief Operating Officer of Castle Associates from November 1997 until his transfer to Taj Associates, Executive Vice President of Operations of Castle Associates from July 1995 until November 1997 and Vice President of TCHI until his transfer to Taj Associates. From 1993 until 1995, Mr. Brown served as Senior Vice President of Eastern Operations for Caesar's World Marketing Corporation, National and International Divisions. Prior to that, Mr. Brown served as Vice President of Casino Operations at the Taj Mahal from 1989 until 1993. From 1979 until 1989, Mr. Brown worked for Resorts International Hotel Casino departing as Casino Shift Manager.

     Robert M. Pickus (46 years old) has been the Executive Vice President,
     ----------------
General Counsel and Secretary of THCR since its formation in 1995. He has also been the Executive Vice President of Corporate and Legal Affairs of Plaza Associates since February 1995. Since April 2000, Mr. Pickus has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Mr. Pickus served as the President of TCS from April 2000 until TCS was merged into Taj Associates on December 31, 2000. From December 1993 to February 1995, Mr. Pickus was the Senior Vice President and General Counsel of Plaza Associates. Mr. Pickus served as the Assistant Secretary of Trump AC Holding from April 1994 until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of Trump AC Holding. Mr. Pickus has been the Secretary and a director of Trump AC Funding since its formation in January 1996, the Secretary and a director of Funding II and Funding III since their formation in November 1997, the Vice President and Secretary of Plaza Funding since its inception in March 1986, the Executive Vice President and Secretary of Trump Indiana since its inception in December 1992, the Executive Vice President of Corporate and Legal Affairs of Taj Associates since February 1995, and a Director of THCR Holding Corp. and THCR/LP from November 1995 through May 2000.

Mr. Pickus has been the Secretary of THCR Holding Corp. since January 1997 and the Secretary and Vice President of THCR/LP since June 2000. He was the Senior Vice President and Secretary of Castle Funding from June 1988 to December 1993 and General Counsel of Castle Associates from June 1985 to December 1993. Mr. Pickus has served as the Secretary of Castle Funding since April 1998. Mr. Pickus served as the Assistant Secretary of TACC until February 1998. Since February 1998, Mr. Pickus has served as the Secretary of TACC. Mr. Pickus was also Secretary of TCHI from October 1991 until December 1993. Mr. Pickus is a director of TCHI, and has served as the Assistant Secretary of TCHI from February 1998 until April 1998. Since April 1998, Mr. Pickus has served as the Secretary of TCHI. Mr. Pickus has been the Executive Vice President of Corporate and Legal Affairs of Castle Associates since February 1995, Secretary of Castle Associates since February 1996 and a member of the Board of Partner Representatives of Castle Associates since October 1995. Mr. Pickus has been the Vice President, Secretary and Director of THCR Enterprises since January 1997, and had been the Executive Vice President of TCS since its inception in June 1996 until April 2000. Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

     Francis X. McCarthy, Jr. (48 years old) has served as the Executive Vice
     ------------------------
President of Corporate Finance and Chief Financial Officer of THCR, THCR Holdings and THCR Funding since September 1998. Mr. McCarthy has also served as the Chief Financial Officer of Trump AC, Trump AC Funding, Funding II and Funding III since September 1998 and served as the Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding since August 2000 and as the Chief Financial Officer of Castle Associates since August 2000. Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS from October 1996 until TCS was merged into Taj Associates on December 31, 2000. Mr. McCarthy was Vice President of Finance and Accounting of Trump Plaza GP from October 1992 until June 1993, Senior Vice President of Finance and Administration of Plaza Associates from August 1990 to June 1994 and Executive Vice President of Finance and Administration of Plaza Associates from June 1994 to October 1996. Mr. McCarthy previously served in a variety of financial positions for Greate Bay Hotel and Casino, Inc. from June 1980 through August 1990.

     John P. Burke (53 years old) served as the Senior Vice President of
     -------------
Corporate Finance of THCR from January 1996 to June 1997. Mr. Burke served as the Senior Vice President of THCR, THCR Holdings and THCR Funding from June 1997 to January 1999. Mr. Burke has served as Executive Vice President of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Mr. Burke has been the Corporate Treasurer of THCR, THCR Holdings, THCR Funding and Trump AC since their formation in 1995. He has also been Corporate Treasurer of Plaza Associates and Taj Associates since October 1991. Mr. Burke has been the Treasurer of Trump Indiana since its formation in December 1992. Mr. Burke has been Treasurer of Trump AC Funding since its formation in January 1996 and Treasurer of Funding II and Funding III since their formation in November 1997. Mr. Burke has been Treasurer of TACC since February 1998. Mr. Burke was a Director of THCR/LP and THCR Holding Corp. from October 1991 to April 1996 and Vice President of THCR/LP until June 1995. Mr. Burke has served as the Assistant Treasurer of THCR Holding Corp. and THCR/LP since February 1998. Mr. Burke has been the Corporate Treasurer of Castle Associates since October 1991, the Vice President of Castle Associates, Castle Funding, TCI-II and TCHI since December 1993, Assistant Treasurer of TCHI since April 1998, Treasurer of Castle Funding since April 1998, a member of the Board of Partner Representatives of Castle Associates since March 1997 and the Vice President of Finance of The Trump Organization since September 1990. Mr. Burke was an Executive Vice President and Chief Administrative Officer of Imperial Corporation of America from April 1989 through September 1990. Mr. Burke has been the Vice President and Treasurer of THCR Enterprises since January 1997.

     Joseph A. Fusco (56 years old) has been the Executive Vice President of
     ---------------
Government Relations & Regulatory Affairs of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until TCS was merged into Taj Associates on December 31, 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. He has been admitted to practice law in the state of New Jersey since 1969.

     Wallace B. Askins (70 years old) has been a director of THCR and THCR
     -----------------
Funding since June 1995. He has also been a director of Trump AC Holding since April 1994, and was a partner representative of the Board of Partner Representatives of Castle Associates from May 1992 to June 1995. Mr. Askins has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. Mr. Askins served as a director of

TCI-II from May 1992 to December 1993. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco Inc. Mr. Askins also serves as a director of EnviroSource, Inc.

     Don M. Thomas (70 years old) has been a director of THCR and THCR Funding
     -------------
since June 1995. Mr. Thomas has been a director of Trump AC Funding since April 1996 and a director of Funding II and Funding III since December 1997. He has also been the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York since January 1985. Mr. Thomas was the acting Chairman, and a Commissioner, of the CRDA from 1985 through 1987, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas served as acting Chairman of the CCC. Mr. Thomas was a director of Trump Plaza GP until June 1993 and has been a director of Trump AC Holding since June 1993. Mr. Thomas is an attorney licensed to practice law in the state of New York.

     The officers of the Registrants serve at the pleasure of the Board of Directors of THCR, subject to any contractual rights contained in any employment agreement. See "Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements."

     All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC. THCR is the general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings.


Management of Plaza Associates

     Trump AC is the managing general partner of Plaza Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

     Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief summary of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of the Registrants.


     Lawrence J. Mullin (38 years old) joined Castle Associates as Vice
     ------------------
President of Slot Operations and Marketing in August 1995. From January 1 to May 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Castle Associates, and has recommenced such position since January 1, 2001. In the interim period of June 1, 2000 to December 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates. Mr. Mullin also serves as Vice President of TCHI as well as Vice President and Assistant Secretary of Castle Funding. From 1998 to 2000, Mr. Mullin served as Senior Vice President of Marketing of Castle Associates. From 1992 to 1995, Mr. Mullin served as Vice President of Slot and Casino Marketing at the Taj Mahal.

     Matthew A. Harkness (44 years old) has been the Chief Operating Officer of
     -------------------
Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina.

     Theresa C. Glebocki (38 years old) has been the Vice President of Finance
     -------------------
of Plaza Associates since September 2000. Ms. Glebocki served as the Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000, and Financial Controller of Plaza Associates from 1991 until 1996. Prior to that, Ms. Glebocki held various financial positions at Bally's Grand (now the Atlantic City Hilton).

     All of the persons listed above are citizens of the United States and are licensed by the CCC.


Management of Taj Associates

     Trump AC is the managing general partner of Taj Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

     Set forth below are the names, ages, positions and offices held with Taj Associates and a brief summary of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than those who are also directors or executive officers of the Registrants.

     Mark A. Brown -- See "-- Management of Trump AC, Trump AC Funding, Funding
     -------------
II and Funding III."

     Matthew A. Harkness-- See "-- Management of Plaza Associates."
     -------------------

     Stephen S. Oskiera (42 years old) has served as the Senior Vice President
     ------------------
of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 until January 2000 and as Vice President of Finance of Castle Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Castle Associates and TCS from October 1995 to October 1998. Previously, Mr. Oskiera served as Corporate Controller of American Gaming & Entertainment, Ltd., a casino development company, from December 1993 to October 1995 and, prior to that, served as Financial Controller for Greate Bay Hotel & Casino, Inc. d/b/a/ the Sands Hotel & Casino in Atlantic City, New Jersey from May 1987 to December 1993.

     All of the persons listed above are citizens of the United States and are licensed by the CCC.


Section 16(a) Beneficial Ownership Reporting Compliance

     Not applicable.


ITEM 11. EXECUTIVE COMPENSATION.

     Plaza Associates and Taj Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

     The following table sets forth compensation paid or accrued during the years ended December 31, 2000, 1999 and 1998 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Plaza Associates and Taj Associates, and any person who served in such capacities during the fiscal year ended December 31, 2000, and each of the four most highly compensated executive officers of Plaza Associates and Taj Associates whose salary and bonus exceeded $100,000 for the year ended December 31, 2000 (collectively, the "Named Executive Officers").

                           Summary Compensation Table
                           --------------------------

                                                                               Annual Compensation
                             Name and                   ----------------------------------------------------------------
                        Principal Position              Year             Salary               Bonus           All Other
                        ------------------              ----             ------               -----         Compensation
                                                                                                            ------------

Donald J. Trump ....................................... 2000         $          --     $        --     $              --
-Chairman of the Board of Directors and                 1999         $          --     $        --     $              --
President of Trump AC Holding (1)                       1998         $          --     $        --     $              --

Mark A. Brown ......................................... 2000         $     788,710     $   175,036     $        3,932(2)
-President and Chief Executive Officer of               1999         $          --     $        --     $              --
Plaza Associates and Taj Associates                     1998         $          --     $        --     $              --

Nicholas L. Ribis ..................................... 2000         $     402,875     $        --     $       94,117(2)(4)
-Former Chief Executive Officer of Plaza                1999         $   1,098,075     $   264,000     $        2,640(2)
Associates and Taj Associates (3)                       1998         $   1,098,075     $        --     $        2,640(2)

Lawrence J. Mullin .................................... 2000         $     190,674     $        --     $              --
-Former President and Chief Operating Officer           1999         $          --     $        --     $              --
of Plaza Associates (5)                                 1998         $          --     $        --     $              --

Fred A. Buro .......................................... 2000         $     161,018     $        --     $      241,750(2)(7)
-Former President and Chief Operating Officer of        1999         $     299,775     $        --     $        4,800(2)
Plaza Associates (6)                                    1998         $     339,852     $        --     $        4,310(2)

Matthew A. Harkness ................................... 2000         $     157,415(8)  $        --     $        4,372(2)(8)
-Chief Operating Officer of Plaza Associates            1999         $          --     $        --     $              --
                                                        1998         $          --     $        --     $              --

Stephen S. Oskiera .................................... 2000         $     150,308     $        --     $        4,510(2)
-Senior Vice President of Finance of                    1999         $          --     $        --     $              --
Taj Associates                                          1998         $          --     $        --     $              --

Theresa A. Glebocki ................................... 2000         $     131,335     $        --     $        3,845(2)
-Vice President of Finance of                           1999         $          --     $        --     $              --
Plaza Associates                                        1998         $          --     $        --     $              --

---------
(1) Mr. Trump is compensated for his services rendered to Plaza Associates and Taj Associates pursuant to an Executive Agreement, dated June 12, 1995, among Mr. Trump, THCR and THCR Holdings.

(2) Represents vested and unvested contributions made by Plaza Associates, Taj Associates, and/or TCS to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50.0% of the participant's contributions, are retained until termination of employment, attainment of age 59 1/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

(3) Mr. Ribis served as the President and Chief Executive Officer of Plaza Associates and Taj Associates pursuant to a five-year employment agreement, dated June 12, 1995 (the "Ribis Employment Agreement"). On June 12, 2000, the Ribis Employment Agreement expired in accordance with its terms.

(4) $91,507 of which represents an allocated portion of the amount paid to Mr. Ribis pursuant to a Consulting Agreement, effective as of July 1, 2000, between THCR and Mr. Ribis.

(5) For the period commencing on June 1, 2000 to December 31, 2000, Mr. Mullin served as the President and Chief Operating Officer of Plaza Associates. Effective as of January 1, 2001, Mr. Mullin has been serving as the President and Chief Operating Officer of Castle Associates. See "Directors and Executive Officers of the Registrants-Management of Plaza Associates."

(6) Mr. Buro served as the Chief Operating Officer of Plaza Associates until May 31, 2000.

(7)  $237,596 of which represents a severance payment to Mr. Buro.

(8) Represents compensation received by Mr. Harkness from Taj Associates. See "Directors and Executive Officers of the Registrants; Management of Plaza Associates."


Employment Agreements, Termination of Employment and Change-in-Control Arrangements

     Nicholas L. Ribis. Concurrent with the initial public offering of THCR in
     -----------------
June 1995, Mr. Ribis, THCR and THCR Holdings entered into the
Ribis Employment Agreement, pursuant to which Mr. Ribis served as President and Chief Executive Officer of THCR and Chief Executive Officer of THCR Holdings, and as an executive officer of certain of THCR Holdings' subsidiaries, including serving as President and Chief Executive Officer of Plaza Associates and Taj Associates. The term of the Ribis Employment Agreement was five years. Pursuant to the Ribis Employment Agreement, Mr. Ribis' annual salary was $1,996,500, payable in equal parts by THCR, Plaza Associates, Taj Associates and Castle Associates. In the event Mr. Ribis' employment was terminated by THCR other than for "Cause," or if Mr. Ribis incurred a "constructive termination without cause," Mr. Ribis was entitled to receive a severance payment equal to one year's base salary, and granted phantom stock units and options would fully vest. The Ribis Employment Agreement defined "Cause" as (i) Mr. Ribis' conviction for certain crimes, (ii) Mr. Ribis' gross negligence or willful misconduct in carrying out his duties, (iii) the revocation of Mr. Ribis' casino key employee license or (iv) Mr. Ribis' material breach of the Ribis Employment Agreement. "Constructive termination without cause" was defined in the Ribis Employment Agreement as the termination of Mr. Ribis' employment at his initiative following the occurrence of certain events, including (i) a reduction in compensation, (ii) failure to elect Mr. Ribis as Chief Executive Officer of THCR, (iii) failure to elect Mr. Ribis a director of THCR or (iv) a material diminution of his duties. The phantom stock units would also automatically vest upon the death or disability of Mr. Ribis. The Ribis Employment Agreement also provided for up to an aggregate of $2.0 million of loans to Mr. Ribis to be used by him to pay his income tax liability in connection with stock options, phantom stock units and stock bonus awards, which loans would have been forgiven, including both principal and interest, in the event of a "Change of Control." The Ribis Employment Agreement defined "Change of Control" as the occurrence of any of the following events: (i) any person (other than THCR Holdings, Trump or an affiliate of either) becoming a beneficial owner of 50.0% or more of the voting stock of THCR, (ii) the majority of the Board of Directors of THCR consisting of individuals that were not directors on June 12, 1995 (the "June 12 Directors"), provided, however, that any person who became a director subsequent to June 12, 1995, would have been considered a June 12 Director if his election or nomination had been supported by at least three-quarters of the June 12 Directors, (iii) THCR adopted and implemented a plan of liquidation or (iv) all or substantially all of the assets or business of THCR were disposed of in a sale or business combination in which shareholders of THCR would not beneficially own the same proportion of voting stock of the successor entity. The Ribis Employment Agreement also provided certain demand and piggyback registration rights for THCR Common Stock issued pursuant to the foregoing. Pursuant to the Ribis Employment Agreement, Mr. Ribis had agreed that upon termination of his employment other than for "Cause" or following a "Change of Control," he would not have engaged in any activity competitive with THCR for a period of up to one year.

     Mr. Ribis also had an employment agreement with Taj Associates and Castle Associates pursuant to which Mr. Ribis acted as Chief Executive Officer of Taj Associates and Castle Associates, respectively. These agreements were terminated in connection with the acquisitions of the Taj Mahal and Trump Marina, and Mr. Ribis was compensated for his services to Taj Associates and Castle Associates under the Ribis Employment Agreement.

     On June 12, 2000, the Ribis Employment Agreement expired in accordance with its terms.

     Mark A. Brown. On January 4, 2000, Mr. Brown's employment agreement with
     -------------
Castle Associates, dated as of March 6, 1998, was amended and assigned to Taj Associates (the "Brown Employment Agreement"). The Brown Employment Agreement was to expire on January 2, 2003, and provided for annual compensation of $600,000, $650,000, and $700,000 during years 2000, 2001, and 2002, respectively. On August 4, 2000, the Brown Employment Agreement was amended, effective as of July 1, 2000 ("Brown Amended Employment Agreement"), to confirm Brown's employment as President and Chief Executive Officer of each of Taj

Associates, Plaza Associates, Castle Associates and Trump Indiana (collectively, the "Trump Entities"), subject to necessary licensing by the Indiana Gaming Commission. The Brown Amended Employment Agreement expires on July 31, 2003. During the term of the Brown Amended Employment Agreement, Brown is to receive an annual salary of (i) $1.0 million, effective as of July 1, 2000, (ii) $1.1 million, commencing January 1, 2001, and (iii) $1.2 million, commencing January 1, 2002. Upon 180 days' notice prior to expiration, the Brown Amended Employment Agreement may be extended by the Trump Entities to July 31, 2005. If so extended, Brown is to receive an annual salary of (i) $1.3 million, commencing August 1, 2003, and (ii) $1.4 million, commencing August 1, 2004. Brown's employment may be terminated by the Trump Entities for "Cause," defined as (i) the revocation of Mr. Brown's casino key employee license, (ii) Mr. Brown's conviction for certain crimes, (iii) Mr. Brown's disability or death or (iv) Mr. Brown's breach of loyalty to the Trump Entities. Upon termination for "Cause," Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown's employment is terminated due to Mr. Brown's death or disability, Mr. Brown or his estate will be entitled to a lump sum severance payment equal to six months' compensation based on his then current salary. Mr. Brown may terminate the Brown Amended Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Amended Employment Agreement. "Change of Control" is defined as (i) the acquisition of
(x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate his employment within seven days of the occurrence of such transfer and be entitled to receive a severance payment equal to three months' compensation based on his then current salary. During the term of the Brown Amended Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

     Fred A. Buro. Plaza Associates had an employment agreement with Fred Buro,
     ------------
dated March 22, 2000 (the "Buro Employment Agreement"), pursuant to which Mr. Buro acted as General Manager (and subsequently President and Chief Operating Officer) of Plaza Associates. The Buro Employment Agreement was for a term of one year, with any bonus and increases in salary provided in Plaza Associates' sole and absolute discretion. Pursuant to the Buro Employment Agreement, Mr. Buro devoted all of his professional time to Plaza Associates. In the event that Plaza Associates terminated the Buro Employment Agreement for "Cause," defined as the denial or revocation of Mr. Buro's CCC license, Mr. Buro's conviction for a disqualifying crime, breach of trust, disability or death, Plaza Associates would have been obligated to pay to Mr. Buro all compensation earned as of the date of such termination. The Buro Employment Agreement was terminated in May 2000.


Compensation of Directors

     Each of the directors of Trump AC Funding, Funding II and Funding III currently serves as an officer or a member of the Board of Directors of THCR, and receives no additional compensation for services rendered to Trump AC Funding, Funding II or Funding III. Directors of THCR who are also employees or consultants of THCR or its affiliates receive no directors' fees. Non-employee directors are paid a stipend of $50,000 per year, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending such meetings.


Compensation Committee Interlocks and Insider Participation

     In general, the compensation of executive officers of Plaza Associates and Taj Associates is determined by Trump AC Holding, Trump AC's managing general partner. During the fiscal year ended December 31, 2000, no officer or employee of Trump AC Holding, other than Messrs. Trump and Ribis who served on the Board of Directors of Trump AC Holding, participated in the deliberations concerning executive compensation.


Certain Related Party Transactions

     Trump AC. Beginning in late 1997, Trump Plaza and the Taj Mahal began to
     --------
utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump AC's revenues. In 1998, 1999 and 2000, Trump AC incurred approximately $861,000, $1.6 million and $386,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's airplane available to customers of Trump Plaza and the Taj Mahal, Trump AC has incurred pilot costs of approximately$197,000, $238,000 and $241,000, for the years ended December 31, 1998, 1999 and 2000, respectively.

     Taj Associates. In September 1992, Taj Associates had entered into the Taj
     --------------
Mahal Trump Tower Lease with Trump-Equitable Company for the lease of office space in the Trump Tower in New York City for marketing purposes. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full 12 months in each of 1993 and 1994 and eight months in 1995. On September 1, 1995, the Taj Mahal Trump Tower Lease was renewed for an additional term of five years with an option for Taj Associates to terminate the Taj Mahal Trump Tower Lease on September 1st of each year, upon six months' prior written notice and payment of the six months' rent. Under the renewed Taj Mahal Trump Tower Lease, the monthly payments were $2,285. In March 2000, THCR assumed the Taj Mahal Trump Tower Lease and moved to this office space from its previous location in Trump Tower.

     Other Relationships. The Commission requires registrants to disclose the
     -------------------
existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and
(ii) a director of the registrant serves as an executive officer. Messrs. Pickus and Burke, executive officers of the Registrants, have served on the boards of directors of other entities in which members of the Board of Directors of THCR (namely, Mr. Trump) served and continue to serve as executive officers. Management believes that such relationships have not affected the decisions made by the Board of Directors of Trump AC Funding, Funding II and Funding III in the last fiscal year.

     Mr. Trump serves as the Chairman of the Board of Directors of THCR. Messrs. Brown, Pickus, McCarthy, Burke and Fusco are executive officers of THCR and are compensated for their services by THCR.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Trump AC. Through its ownership of 100.0% of Trump AC Holding, THCR
     --------
Holdings currently beneficially owns 100.0% of Trump AC.

     Trump AC Funding. Through its ownership of 100.0% of Trump AC and Trump AC
     ----------------
Holding, THCR Holdings has owned 100.0% of Trump AC Funding's common stock since Trump AC Funding's formation in January 1996.

     Funding II. Through its ownership of 100.0% of Trump AC and Trump AC
     ----------
Holding, THCR Holdings has owned 100.0% of Funding II's common stock since Funding II's formation in November 1997.

     Funding III. Through its ownership of 100.0% of Trump AC and Trump AC
     -----------
Holding, THCR Holdings has owned 100.0% of Funding II's common stock since Funding III's formation in November 1997.


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

     Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See "Executive Compensation-Compensation Committee Interlocks and Insider Participation-Certain Related Party Transactions-Trump AC," "-Taj Associates" and "-Other Relationships."

     Indemnification Agreements. In addition to the indemnification provisions
     --------------------------
in THCR's and its subsidiaries' employment agreements (see "Executive Compensation--Employment Agreements"), certain former and current directors of Plaza Funding entered into separate indemnification agreements in May 1992 and June 1993 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an indemnification trust agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would (i) not terminate, amend or modify certain agreements in a manner which may adversely affect the rights or interests of such directors unless an additional sum of $600,000 was first deposited with the Indemnification Trustee, and (ii) maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; provided further that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates. In June 1993, an additional sum of $600,000 was deposited with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP.


     In connection with the Taj Acquisition, Trump AC has agreed to provide to the former officers and Directors of THCR Holding Corp. and THCR/LP (the "Taj Indemnified Parties"), including Messrs. Pickus and Burke, indemnification as provided in the THCR's Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws until April 17, 2002. In addition, THCR agreed, and agreed to cause THCR Holding Corp. and THCR/LP to agree, that until April 17, 2002, unless otherwise required by law, the Certificate of Incorporation and By-Laws of THCR Holding Corp. and THCR/LP shall not be amended, repealed or modified to reduce or limit the rights of indemnity afforded to the former directors, officers and employees of THCR Holding Corp. and THCR/LP or the ability of THCR Holding Corp. or THCR/LP to indemnify such persons, nor to hinder, delay or make more difficult the exercise of such rights of indemnity or the ability to indemnify. In addition, Trump AC has also agreed to purchase and maintain in effect, until April 17, 2002, directors' and officers' liability insurance policies covering the Taj Indemnified Parties on terms no less favorable than the terms of the then current insurance policies' coverage or, if such directors' and officers' liability insurance is unavailable for an amount no greater than 150.0% of the premium paid by THCR Holding Corp. (on an annualized basis) for directors' and officers' liability insurance during the period from January 1, 1996, to April 17, 1996, Trump AC has agreed to obtain as much insurance as can be obtained for a premium not in excess (on an annualized basis) of such amount.

     In March 2000, the Board of Directors of THCR authorized and directed THCR to cause Taj Associates and Plaza Associates to enter into indemnification agreements with each of the Directors of THCR in connection with the performance of their duties as Directors.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements. See the index immediately following the signature page.

(b) Reports on Form 8-K. The Registrants did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c)  Exhibits.

3.1.1(19)   Certificate of Incorporation of Trump Atlantic City Funding, Inc.
            (formerly THCR Atlantic City Funding, Inc.)

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

3.8.2(5) Amendment No. 1 to the Partnership Agreement of Trump Atlantic City Associates (formerly Trump Plaza Holding Associates.).

3.8.3(12)   Amendment No. 2 to the Partnership Agreement of Trump Atlantic City
            Associates (formerly Trump Plaza Holding Associates).

3.8.4(20)   Amended and Restated Partnership Agreement of Trump Atlantic City
            Associates.

3.9.1(4) Agreement and Plan of Merger between TP/GP Corp. and Trump Plaza Funding, Inc.

3.9.2(19)   Form of Second Amended and Restated Agreement of Limited Partnership
            of Trump Hotels &Casino Resorts Holdings, L.P.

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

10.68(8)        Employment Agreement, dated December 10, 1993, between Lawrence
                W. Clark and Trump Taj Mahal Associates.

10.69(8)        Employment Agreement, dated August 1, 1994, between Walter F.
                Kohlross and Trump Taj Mahal Associates.

10.70(10)       Lease Agreement between Trump's Castle Associates and Trump Taj
                Mahal Associates, dated as of December 16, 1994.

10.71(13)       Employment Agreement, extended and modified, dated October 10,
                1995, between Lawrence W. Clark and Trump Taj Mahal Associates.

10.71.1(26)     Second Amendment to Employment Agreement dated May 27, 1997, between Lawrence W. Clark and Trump Taj Mahal Associates.

10.72(15)       Employment Agreement, dated October 25, 1995, between Rodolfo E.
                Prieto and Trump Taj Mahal Associates.

10.73(23)       Employment Agreement, dated October 14, 1996, between Trump Taj
                Mahal Associates and Patrick J. O'Malley.

10.74(23)       Employment Agreement, dated May 3, 1996, between Trump Taj Mahal
                Associates and Loretta I. Viscount.

10.75           Intentionally omitted.

10.76(28)       Employment Agreement, dated March 22, 2000, between Trump Plaza
                Associates and Fred A. Buro.

10.77(28)       Employment Agreement, dated January 4, 2000, between Trump Taj
                Mahal Associates and Mark A. Brown.

10.78 Second Amendment, dated August 3, 2000, of the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump's Castle Associates, as assigned to Trump Taj Mahal Associates and amended effective January 3, 2000.

10.79           Employment Agreement, dated April 17, 2000, between Robert M.
                Pickus and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.80           Employment Agreement dated April 17, 2000, between Francis X.
                McCarthy, Jr. and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.81           Employment Agreement dated April 17, 2000, between Joseph A.
                Fusco and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.82 Employment Agreement dated April 17, 2000, between John P. Burke and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

21(28)          List of Subsidiaries of the Registrants.
------------

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

(28) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. for the year ended December 31, 1999.

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


                                   TRUMP ATLANTIC CITY ASSOCIATES

                                   By: Trump Atlantic City Holding, Inc.,
                                       its managing general partner

                                       /s/ Donald J. Trump
                                       -------------------
                                           Donald J. Trump
                                           President
                                           March 30, 2001

                                   TRUMP ATLANTIC CITY FUNDING, INC.

                                       /s/ Donald J. Trump
                                       -------------------
                                           Donald J. Trump
                                           President and Chief Executive Officer
                                           March 30, 2001

                                   TRUMP ATLANTIC CITY FUNDING II, INC.

                                       /s/ Donald J. Trump
                                       -------------------
                                           Donald J. Trump
                                           President and Chief Executive Officer
                                           March 30, 2001

                                   TRUMP ATLANTIC CITY FUNDING III, INC.

                                       /s/ Donald J. Trump
                                       --------------------
                                           Donald J. Trump
                                           President and Chief Executive Officer
                                           March 30, 2001

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

TRUMP ATLANTIC CITY ASSOCIATES
By:      Trump Atlantic City Holding, Inc.,
         its managing general partner


         Signatures                             Title                                    Date
         ----------                             -----                                    ----
     /s/ Donald J. Trump                Chairman of the Board of                     March 30, 2001
     -------------------                Directors and President (principal
         Donald J. Trump                executive officer)


     /s/ Francis X. McCarthy, Jr.       Chief Financial Officer                      March 30, 2001
     ----------------------------       (principal financial and
         Francis X. McCarthy, Jr.       accounting officer)


     /s/ Wallace B. Askins              Director                                     March 30, 2001
     ---------------------
         Wallace B. Askins


     /s/ Don M. Thomas                  Director                                     March 30, 2001
     -----------------
         Don M. Thomas

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


TRUMP ATLANTIC CITY FUNDING, INC.

            Signatures                                      Title                               Date
            ----------                                      -----                               ----
      /s/ Donald J. Trump                    Chairman of the Board of                         March 30, 2001
      -------------------                    Directors, President and
          Donald J. Trump                    Chief Executive Officer
                                             (principal executive officer)

      /s/ Francis X. McCarthy, Jr.           Chief Financial Officer                          March 30, 2001
      ----------------------------           (principal financial and
          Francis X. McCarthy, Jr.           accounting officer)

      /s/ Wallace B. Askins                  Director                                         March 30, 2001
      ---------------------
          Wallace B. Askins

      /s/ Don M. Thomas                      Director                                         March 30, 2001
      -----------------
          Don M. Thomas

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING II, INC.

            Signatures                               Title                           Date
            ----------                               -----                           ----
      /s/ Donald J. Trump                    Chairman of the Board of            March 30, 2001
      -------------------                    Directors, President and
          Donald J. Trump                    Chief Executive Officer
                                             (principal executive officer)

      /s/ Francis X. McCarthy, Jr.           Chief Financial Officer             March 30, 2001
      ----------------------------           (principal financial and
          Francis X. McCarthy, Jr.           accounting officer)

      /s/ Wallace B. Askins                  Director                            March 30, 2001
      ---------------------
          Wallace B. Askins

      /s/ Don M. Thomas                      Director                            March 30, 2001
      -----------------
          Don M. Thomas


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING III, INC.


                Signatures                           Title                               Date
                ----------                           -----                               ----

      /s/ Donald J. Trump                    Chairman of the Board of               March 30, 2001
      -------------------                    Directors, President and
          Donald J. Trump                    Chief Executive Officer
                                             (principal executive officer)

      /s/ Francis X. McCarthy, Jr.           Chief Financial Officer                March 30, 2001
      ----------------------------           (principal financial and
          Francis X. McCarthy, Jr.           accounting officer)

      /s/ Wallace B. Askins                  Director                               March 30, 2001
      ---------------------
          Wallace B. Askins

      /s/ Don M. Thomas                      Director                               March 30, 2001
      -----------------
          Don M. Thomas


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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                                                                  Page


Report of Independent Public Accountants ......................................................................... F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000 ..................................................... F-3

Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000 ....................... F-4

Consolidated Statements of Capital for the years ended December 31, 1998, 1999 and 2000 .......................... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000 ....................... F-6

Notes to Consolidated Financial Statements ....................................................................... F-8

Financial Statement Schedule Report of Independent Public Accountants ............................................ S-1

Schedule II--Valuation and Qualifying Accounts for the years Ended December 31, 1998, 1999 and 2000 .............. S-2


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and Subsidiaries:

         We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates (a New Jersey general partnership) and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the management of Trump Atlantic City Associates and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 2001

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                                 (In Thousands)

                                                                                            1999           2000
                                                                                         ----------     ----------

                                     ASSETS
  CURRENT ASSETS:

      Cash and cash equivalents ........................................................ $   75,061        $67,205
      Trade receivables, net of allowances for doubtful accounts of $9,808 and
      $13,080, respectively (Note 2) ...................................................     29,182         27,620
      Accounts receivable, other (Note 2) ..............................................      4,699          6,697
      Inventories ......................................................................      9,458          8,928
      Prepaid expenses and other current assets ........................................      5,258          6,969
      Due from affiliates, net (Note 6) ................................................     62,948         80,013
                                                                                         -----------    -----------
         Total current assets ..........................................................    186,606        197,432
                                                                                         -----------    -----------
  PROPERTY AND EQUIPMENT (Notes 2 and 6):

      Land and land improvements .......................................................    171,965        172,507
      Buildings and building improvements ..............................................  1,267,799      1,275,480
      Furniture, fixtures and equipment ................................................    215,901        231,357
      Leasehold improvements ...........................................................      2,195          2,195
      Construction in progress .........................................................     24,873         17,483
                                                                                         -----------    -----------
                                                                                          1,682,733      1,699,022
      Less-Accumulated depreciation and amortization ...................................   (360,134)      (408,384)
                                                                                         -----------    -----------
         Net property and equipment ....................................................  1,322,599      1,290,638
                                                                                         -----------    -----------
      OTHER ASSETS:
      Deferred bond issuance costs, net of accumulated amortization of $24,100 and
      $29,341, respectively (Note 3) ...................................................     24,750         19,509
      Other assets (Note 2) ............................................................     36,911         34,847
                                                                                         -----------    -----------
         Total other assets ............................................................     61,661         54,356
                                                                                         -----------    -----------
         Total assets .................................................................. $1,570,866     $1,542,426
                                                                                         ===========    ===========
                             LIABILITIES AND CAPITAL
  CURRENT LIABILITIES:
      Current maturities of long-term debt (Note 3) .................................... $    4,438     $    4,553
      Accounts payable .................................................................     31,782         42,190
      Accrued payroll ..................................................................     22,797         21,395
      Self-insurance reserves (Note 4) .................................................      7,806          8,458
      Accrued interest payable (Note 3) ................................................     24,375         24,375
      Other accrued expenses (Note 8) ..................................................     40,527         31,109
      Other current liabilities ........................................................      7,344          7,532
                                                                                         -----------    -----------
         Total current liabilities .....................................................    139,069        139,612
                                                                                         -----------    -----------
  NON-CURRENT LIABILITIES:
      Long-term debt, net of current maturities (Note 3) ...............................  1,302,824      1,303,019
      Other long-term liabilities ......................................................      5,557          5,557
                                                                                         -----------    -----------
         Total noncurrent liabilities ..................................................  1,308,381      1,308,576
                                                                                         -----------    -----------
         Total liabilities .............................................................  1,447,450      1,448,188
                                                                                         -----------    -----------
  COMMITMENTS AND CONTINGENCIES (Note 4):
  CAPITAL:
      Partners' capital ................................................................    329,691        329,691
      Accumulated deficit ..............................................................   (206,275)      (235,453)
                                                                                         -----------    -----------
      Total capital ....................................................................    123,416         94,238
                                                                                         -----------    -----------
      Total liabilities and capital .................................................... $1,570,866     $1,542,426
                                                                                         ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In Thousands)


                                                                  1998            1999            2000
                                                               ----------      ----------      -----------
REVENUES:

Gaming ....................................................... $  888,518      $  867,556      $   858,473
Rooms ........................................................     77,060          74,057           59,583
Food and beverage ............................................    110,932         106,111           99,521
Other (Note 7) ...............................................     32,733          50,438           29,308
                                                               ----------      ----------      -----------
   Gross revenues ............................................  1,109,243       1,098,162        1,046,885
Less-Promotional allowances ..................................    130,151         124,735          113,070
                                                               ----------      ----------      -----------
   Net revenues ..............................................    979,092         973,427          933,815
                                                               ----------      ----------      -----------
COSTS AND EXPENSES:
Gaming .......................................................    545,204         550,441          529,998
Rooms ........................................................     27,988          28,712           25,532
Food and beverage ............................................     38,192          37,519           31,081
General and administrative ...................................    168,584         173,578          174,125
Depreciation and amortization ................................     61,135          58,615           51,924
Trump World's Fair closing (Note 8) ..........................         --         123,959              814
                                                               ----------      ----------      -----------
                                                                  841,103         972,824          813,474
                                                               ----------      ----------      -----------
   Income from operations ....................................    137,989             603          120,341
                                                               ----------      ----------      -----------
NON-OPERATING INCOME (EXPENSE):
Interest income ..............................................      5,508           3,396            4,109
Interest expense (Note 3) ....................................   (154,578)       (153,759)        (153,664)
   Non-operating income ......................................         --             417               36
                                                               ----------      ----------      -----------
Non-operating expense, net ...................................   (149,070)       (149,946)        (149,519)
                                                               ----------      ----------      -----------
Net loss ..................................................... $  (11,081)     $ (149,343)     $   (29,178)
                                                               ==========      ==========      ===========


        The accompanying notes are an integral part of these statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In Thousands)


                                                                      Partners'        Accumulated
                                                                       Capital           Deficit            Total
                                                                      ----------------------------------------------
 Balance, December 31, 1997 ......................................... $  373,790       $  (45,851)      $   327,939

 Reversal of Capital Contributed by Trump Hotels & Casino
 Resorts Holdings, L.P. (Note 6) ....................................    (44,099)              --           (44,099)

 Net Loss ...........................................................         --          (11,081)          (11,081)
                                                                      -----------      -----------      ------------

 Balance, December 31, 1998 .........................................    329,691          (56,932)          272,759

 Net Loss ...........................................................         --         (149,343)         (149,343)
                                                                      -----------      -----------      ------------

 Balance, December 31, 1999 .........................................    329,691         (206,275)          123,416

 Net Loss ...........................................................         --          (29,178)          (29,178)
                                                                      -----------      -----------      ------------

 Balance, December 31, 2000 ......................................... $  329,691       $ (235,453)      $    94,238
                                                                      ===========      ===========      ============


        The accompanying notes are an integral part of these statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In Thousands)

                                                                                                 1998         1999         2000
                                                                                              ----------   ----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................................   $  (11,081)   $ (149,343)  $   (29,178)
  Adjustments to reconcile net loss to net cash flows provided by operating activities:
    Noncash charges:
      Depreciation and amortization ......................................................       61,135        58,615        51,924
      Accretion of discount on indebtedness ..............................................          765           681           607
      Amortization of deferred loan offering costs .......................................        6,593         5,894         5,241
      Provision for losses on receivables ................................................       14,349        24,503         5,437
      Valuation allowance of CRDA investments ............................................        2,306         4,270         6,895
      Gain on acquisition of property ....................................................           --       (17,200)           --
      (Gain) loss on disposition of property .............................................           --          (460)        1,509
      Write-off of net book value of Trump World's Fair closing ..........................           --        97,221            --
  (Increase) decrease in receivables .....................................................      (17,796)        2,435        (5,873)
  Decrease (increase) in inventories .....................................................          697          (276)          530
  Decrease (increase) in prepaid expenses and other current assets .......................          214         2,459        (1,554)
  (Increase) decrease in other assets ....................................................       (5,053)          (45)        3,119
  Increase in amounts due from affiliates ................................................      (57,249)      (27,918)      (17,065)
  Increase in accounts payable, accrued expenses and other current liabilities ...........        9,930        26,768           253
  Decrease in other long-term liabilities ................................................       (1,258)           --            --
                                                                                             ----------    ----------   -----------
  Net cash provided by operating activities ..............................................        3,552        27,604        21,845
                                                                                             ----------    ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ....................................................      (20,912)      (21,506)      (15,125)
  Purchases of CRDA investments ..........................................................       (7,604)      (10,960)      (10,861)
  Proceeds from disposition of property ..................................................           --         4,502            --
                                                                                             ----------    ----------   -----------
  Net cash used in investing activities ..................................................      (28,516)      (27,964)      (25,986)
                                                                                             ----------    ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cost of issuing debt ...................................................................         (395)           --            --
  Additional Borrowings ..................................................................           --            --         2,978
  Payments and current maturities of long-term debt ......................................       (8,566)       (5,533)       (6,693)
                                                                                             ----------    ----------   -----------
  Net cash used in financing activities ..................................................       (8,961)       (5,533)       (3,715)
                                                                                             ----------    ----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................................................      (33,925)       (5,893)       (7,856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................................      114,879        80,954        75,061
                                                                                             ----------    ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................................................   $   80,954    $   75,061   $    67,205
                                                                                             ==========    ==========   ===========


        The accompanying notes are an integral part of these statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                           (In Thousands) (Continued)


                                                                                    1998         1999         2000
                                                                                 ----------    ---------   ----------

Supplemental Disclosures of Cash Flow Information:
 . Equipment purchased under capital leases ..................................... $    3,509    $   9,416   $    4,159
                                                                                 ==========    =========   ==========
 . Cash paid during the year for interest ....................................... $  147,256    $ 147,308   $  148,125
                                                                                 ==========    =========   ==========


        The accompanying notes are an integral part of these statements.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Promotional Allowances

         The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                             Year Ended December 31,
                                  ---------------------------------------------
                                     1998             1999             2000
                                  ------------    ------------     ------------
Rooms ........................... $ 19,530,000    $ 18,416,000     $ 17,578,000
Food and Beverage ...............   58,631,000      55,840,000       58,403,000
Other ...........................   13,519,000      15,263,000        9,178,000
                                  ------------    ------------     ------------
                                  $ 91,680,000    $ 89,519,000     $ 85,159,000
                                  ============    ============     ============

         Inventories

         Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

         Property and Equipment

         Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

          Buildings and building improvements ....................   40 years
          Furniture, fixtures and equipment ......................   3-10 years
          Leasehold improvements .................................   10-40 years

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

         Under the New Jersey Casino Control Act (the "Casino Control Act"), both Plaza Associates and Taj Associates are required to file a New Jersey corporation business tax return. For New Jersey State Income Tax purposes, Plaza Associates and Taj Associates have net operating loss carry-forwards of approximately $172,000,000 and $165,000,000, respectively. A valuation allowance of $172,000,000 and $165,000,000, respectively, has been provided for the deferred tax benefits of the operating loss carry forwards.

         Statements of Cash Flows

         For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

         Recent Accounting Pronouncements

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the Financial Accounting Standards Board Issued SFAS No. 138, which amended SFAS No. 133. These Statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company is required to adopt these standards in the first quarter of 2001. Based on Management's current understanding of the Statements, adoption is not expected to have a material impact on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 addresses various topics in revenue recognition including the recognition of revenue for contracts involving multiple deliverables. The adoption of SAB 101, which the Company adopted during 2000, did not have a material impact on the Company's financial statements.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

         Other Assets

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 1999 and 2000, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

         (3) Long-Term Debt

         Long-term debt consists of the following:

                                                                                   December 31,      December 31,
                                                                                       1999              2000
                                                                                  ---------------  ---------------
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006) (a) ...........  $ 1,200,000,000  $ 1,200,000,000
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006), net of
unamortized discount of $1,932,000 and $1,525,000, respectively  (a) ...........       73,068,000       73,475,000
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006), net of
unamortized discount of $949,000 and $749,000, respectively  (a) ...............       24,051,000       24,251,000
Mortgage notes payable (b) .....................................................        1,295,000        1,238,000
Capitalized lease obligations (c) ..............................................        8,848,000        8,608,000
                                                                                  ---------------  ---------------
                                                                                    1,307,262,000    1,307,572,000
Less-Current maturities ........................................................       (4,438,000)      (4,553,000)
                                                                                  ---------------  ---------------
                                                                                  $ 1,302,824,000  $ 1,303,019,000
                                                                                  ===============  ===============

-------------------

(a) Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in an aggregate principal amount of $1,200,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

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

     Trump AC together with Trump AC Funding II and Trump AC Funding III issued Trump AC Mortgage Notes in an aggregate principal amount of $75,000,000 and $25,000,000, respectively, which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates,

     Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

     Costs of $48,850,000 associated with the issuance of the Trump AC Mortgage Notes are being amortized over the term of the Trump AC Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $6,593,000, $5,894,000 and $5,241,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(b) Interest on these notes is payable with an interest rate of 8.5%. The notes are due in 2012 and are secured by certain real property.

(c) Interest on these leases are payable with interest rates ranging from 7.1% to 13.0%. The leases are due at various dates between 2001 and 2005 and are secured by equipment.

Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

       2001 ............................................        $     5,445,000
       2002 ............................................              3,682,000
       2003 ............................................                925,000
       2004 ............................................                 24,000
       2005 ............................................                  5,000
                                                                ---------------
       Total minimum payments ..........................             10,081,000
       Less: Amount representing interest ..............             (1,473,000)
                                                                ---------------
       Present Value of minimum lease payments .........        $     8,608,000
                                                                ===============

The aggregate maturities of long-term debt as of December 31, 2000 are as follows:

       2001 ............................................        $     4,553,000
       2002 ............................................              3,396,000
       2003 ............................................                839,000
       2004 ............................................                101,000
       2005 ............................................                 93,000
       Thereafter ......................................          1,300,864,000
                                                                ---------------
                                                                $ 1,309,846,000
                                                                ===============


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

(4) Commitments and Contingencies

         Leases and Employment Agreements

         Trump AC leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $8,470,000, $6,890,000 and $6,099,000, respectively.

         Future minimum lease payments under the noncancellable operating leases are as follows:

         2001 ...............................................   $     4,402,000
         2002 ...............................................         3,267,000
         2003 ...............................................         1,354,000
         2004 ...............................................         1,103,000
         2005 ...............................................         1,104,000
         Thereafter .........................................        83,332,000
                                                                ---------------
                                                                $    94,562,000
                                                                ===============

         Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

         As of December 31, 2000, Trump AC had employment agreements with certain key employees with commitments of approximately $8,531,000. These commitments mature at various dates through 2003.

         Taj Associates received a permit under the Coastal Area Facilities Review Act ("CAFRA") (which included a condition of Taj Associates' casino license) that initially required Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 2003 unless extended.

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

         In June 1999, the CCC renewed Plaza Associates' and Taj Associates' casino licenses to operate Trump Plaza and the Taj Mahal for a period of four years through June 30, 2003 and March 31, 2003, respectively. Also, in June 1999, the CCC renewed Trump Services' casino license for a period of four years through July 23, 2003. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino's business and property, subject to all valid liens, claims and encumbrances.

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

         Casino Reinvestment Development Authority Obligations

         Pursuant to the provisions of the Casino Control Act, Plaza Associates and Taj Associates, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates and Taj Associates intend on satisfying their obligations primarily by depositing funds to be used for the purchase of bonds or by making qualified investments. Plaza Associates and Taj Associates are required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1998, 1999 and 2000, Trump AC charged to operations $3,758,000, $4,178,000 and $4,843,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. From time to time Plaza Associates and Taj Associates have elected to donate funds they have on deposit with the CRDA for various projects. Donations in the amounts of $119,000, $145,000 and $3,920,000 were made during the years ended December 31, 1998, 1999 and 2000, respectively. As a result of these donations, Trump AC charged the carrying value to operations of $53,000, $92,000 and $2,052,000 during the years ended December 31, 1998, 1999 and 2000.

         Concentrations of Credit Risks

         In accordance with casino industry practice, Plaza Associates and Taj Associates extend credit to qualified casino patrons, after background checks and investigations of credit worthiness. For the years ended December 31, 1999 and 2000, approximately 29.1% and 17.5%, respectively, of casino receivables (before allowances) were from customers whose primary residence is outside the United States, and approximately 5.9% and 6.4%, respectively, represents credit extended to patrons from the Far East.

(5) Employee Benefit Plans

         Plaza Associates and Taj Associates have a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 15% of their earnings to the Plan in 1998 and 20% in 1999 and 2000. Plaza Associates and Taj Associates will match 50% of the first 6% in 1998, 1999 and 2000. Trump AC recorded charges of $3,483,000, $3,560,000 and $3,637,000 for matching contributions for the years ended December 31, 1998, 1999 and 2000, respectively.

         Plaza Associates and Taj Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Plaza Associates and Taj Associates may be liable for their share of the plan's unfunded liabilities, if any, if the plans are terminated. Pension expense charged to operations for the years ended December 31, 1998, 1999 and 2000 was $1,682,000, $2,074,000 and $2,906,000
respectively.

(6) Transactions with Affiliates

         In 1996 and 1997, Plaza Associates purchased certain property for $24,599,000 with capital contributed by THCR Holdings. In addition, in 1996 THCR Holdings contributed $19,500,000 in capital to Plaza Associates for improvements related to Trump Worlds Fair. In 1998, these amounts, which were originally recorded as capital, were reversed and reclassified as amounts due to affiliates. Trump AC subsequently repaid $33,074,000 to THCR Holdings.

         Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable at December 31 are as follows:

                                                      Year Ended December 31,
                                                -------------------------------
                                                    1999               2000
                                                -------------      ------------
Castle Associates (a) .......................   $  19,173,000      $ 15,947,000
Trump Organization (a) ......................              --           483,000
THCR Holdings (a) ...........................      43,775,000        63,583,000
                                                -------------      ------------
                                                $  62,948,000      $ 80,013,000
                                                =============      ============

(a) Trump Atlantic City Associates engages in various transactions with the other Atlantic City hotel/casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

     Beginning in late 1997, Trump Plaza and the Taj Mahal utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump AC's revenues. In 1998, 1999 and 2000, Trump AC incurred approximately $861,000, $1,574,000 and $386,000, respectively, for customer costs associated with such utilization. In addition, in exchange for having Trump's plane available to customers of Trump Plaza and the Taj Mahal, Trump AC has incurred pilot costs of approximately $197,000, $238,000 and $241,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

     Trump Services was formed for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, Plaza Associates, Taj Associates and Castle Associates. Effective December 31, 2000, Trump Services was merged into Taj Associates, and the obligations and administrative duties and responsibilities of Trump Services were assumed by Trump Administration, a separate division of Taj Associates ("Trump Administrations"). Management believes that Trump Administration's services will continue to result in substantial cost savings and operational synergies.

(7) All Star Cafe Transaction

         All Star Cafe, Inc. ("All Star") had entered into a twenty-year lease (the "All Star Cafe Lease") with Taj Associates for the lease of space at the Taj Mahal to operate an All Star Cafe. The basic rent under the All Star Cafe Lease was $1,000,000 per year, payable in equal monthly installments. In addition, All Star was to pay percentage rent as defined.

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

         Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah" consisting of a Boardwalk level bar, a seasonal outdoor dining area with live bands and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

(8) Trump World's Fair Closing

         On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair at December 31, 1999 was $123,959,000, which included $97,221,000 for the writedown of the net book value of the assets and $26,738,000 of costs incurred and to be incurred in connection with the closing and demolition of the building. For the year ended December 31, 2000, an additional $814,000 was charged to operations.

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

         The estimated fair values of other financial instruments are as follows:

                                                        December 31, 2000
                                               ----------------------------------------
                                                 Carrying Amount         Fair Value
                                               -------------------  -------------------
Trump AC Mortgage Notes                          $ 1,200,000,000      $   792,000,000
Trump AC Funding II Mortgage Notes               $    73,475,000      $    49,500,000
Trump AC Funding III Mortgage Notes              $    24,251,000      $    16,500,000

         The fair values of the Trump AC Mortgage Notes, Trump AC Funding II Mortgage Notes and Trump AC Funding III Mortgages Notes are based on quoted market prices as of December 31, 2000.

There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10) Combined Financial Information - Trump AC Funding, Trump AC Funding II and Trump AC Funding III

         Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of December 31, 2000 is as follows:

Total Assets (including First Mortgage Notes receivable of $1,297,726,000 and
related interest receivable) ...................................................$     1,322,101,000
                                                                                ===================
Total Liabilities and Capital (including First Mortgage Notes payable
of $1,297,726,000 and related interest payable) ................................$     1,322,101,000
                                                                                ===================
Interest Income ................................................................$       146,249,000
                                                                                ===================
Interest Expense ...............................................................$       146,249,000
                                                                                ===================
Net Income .....................................................................$                --
                                                                                ===================

(11) Quarterly Financial Data (unaudited) - Selected quarterly financial data of Trump AC is as follows:

                                                            1999
-----------------------------------------------------------------------------------------------------------------
                                      First Quarter      Second Quarter       Third Quarter        Fourth Quarter
                                      -------------      --------------       -------------        --------------
Net Revenues                          $214,297,000        $249,042,000         $284,664,000         $225,424,000
Income/(loss) from Operations           20,169,000          37,017,000          (62,264,000)           5,681,000
Net Loss                               (17,186,000)           (544,000)         (99,927,000)         (31,686,000)


                                                            2000
-----------------------------------------------------------------------------------------------------------------
                                      First Quarter      Second Quarter       Third Quarter       Fourth Quarter
                                      -------------      --------------       -------------       --------------
Net Revenues                          $218,218,000        $234,631,000        $267,504,000         $213,462,000
Income from Operations                  25,853,000          29,535,000          51,400,000           13,553,000
Net Income/(loss)                      (11,798,000)         (7,969,000)         13,786,000          (23,197,000)

To Trump Atlantic City Associates and Subsidiaries:

         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Atlantic City Associates and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 2, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the management of Trump Atlantic City Associates and Subsidiaries and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

Roseland, New Jersey
February 2, 2001

                                                                     SCHEDULE II

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                    Balance at     Charged to           Other           Balance at
                                                    Beginning      Costs and           Changes            End of
                                                    of Period      Expenses         (Deductions)          Period
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful accounts ................   $ 17,095,000   $ 14,349,000    $ (5,743,000) (A)    $ 25,701,000
Valuation allowance for CRDA investments .......   $ 15,707,000   $  3,811,000    $ (8,720,000) (B)    $ 10,798,000
YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts ................   $ 25,701,000   $ 24,503,000    $ (40,396,000) (A)   $  9,808,000
Valuation allowance for CRDA investments .......   $ 10,798,000   $  4,270,000    $  (2,118,000) (C)   $ 12,950,000
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts ................   $  9,808,000   $  5,437,000    $  (2,165,000) (A)   $ 13,080,000
Valuation allowance for CRDA investments .......   $ 12,950,000   $  6,895,000    $  (7,957,000) (D)   $ 11,888,000

-----------

(A)  Writeoff of uncollectible accounts.

(B) Includes the reclassification of approximately $14,330,000 of previous CRDA deposits, the carrying value of which was $7,165,000 to property and equipment and $1,505,000 representing the adjustment to the allowance to give effect to the CRDA deposits to be refunded.

(C) Includes the reclassification of approximately $5,792,000 of previous CRDA deposits, the carrying value of which was $2,497,000 to property and equipment.

(D) Includes the reclassification of approximately $6,397,000 of previous CRDA deposits, the carrying value of which was $3,802,000 to property and equipment.

Exhibit No.     Description of Exhibit
-----------     ----------------------

10.78 Second Amendment, dated August 4, 2000, of the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump's Castle Associates, as assigned to Trump Taj Mahal Associates and amended effective as of January 3, 2000.

10.79            Employment Agreement, dated April 17, 2000, between
                 Robert M. Pickus and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.80            Employment Agreement, dated April 17, 2000, between
                 Francis X. McCarthy, Jr. and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.81            Employment Agreement, dated April 17, 2000, between
                 Joseph A. Fusco and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.82            Employment Agreement, dated April 17, 2000, between John P.
                 Burke and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.