Form 10-Q
period 2001-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2001-05-15
CIK 897729, 1006918, 1052517, 1052519

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

     As of May 15, 2001, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
     As of May 15, 2001, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.
     As of May 15, 2001, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

     Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of
Form 10-Q and is therefore filing this form with the reduced disclosure format.
================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                                     Page No.
                                                                                                                     --------
PART I -- FINANCIAL INFORMATION

     ITEM 1 -- Financial Statements

          Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
               Subsidiaries as of December 31, 2000 and March 31, 2001 (unaudited) .................................        1
          Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
               Subsidiaries for the Three Months Ended March 31, 2000 and 2001 (unaudited) .........................        2
          Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
               Subsidiaries for the Three Months Ended March 31, 2001 (unaudited) ..................................        3
          Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
               Subsidiaries for the Three Months Ended March 31, 2000 and 2001 (unaudited) .........................        4
          Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
               Subsidiaries (unaudited) ............................................................................      5-6

     ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ..........................................................................      7-9

     ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk ..........................................        9

PART II -- OTHER INFORMATION

     ITEM 1 -- Legal Proceedings ...................................................................................       10

     ITEM 2 -- Changes in Securities and Use of Proceeds ...........................................................       10

     ITEM 3 -- Defaults Upon Senior Securities .....................................................................       10

     ITEM 4 -- Submission of Matters to a Vote of Security Holders .................................................       10

     ITEM 5 -- Other Information ...................................................................................       10

     ITEM 6 -- Exhibits and Reports on Form 8-K ....................................................................       10

SIGNATURES

     Signature -- Trump Atlantic City Associates ...................................................................       11

     Signature -- Trump Atlantic City Funding, Inc. ................................................................       12

     Signature -- Trump Atlantic City Funding II, Inc. .............................................................       13

     Signature -- Trump Atlantic City Funding III, Inc. ............................................................       14

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                      December 31,           March 31,
                                                                                          2000                 2001
                                                                                    ------------------   ------------------
                                                                                                             (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents ....................................................    $           67,205   $          104,241
  Receivables, net .............................................................                34,317               37,434
  Inventories ..................................................................                 8,928                8,650
  Due from affiliates, net .....................................................                80,013               76,754
  Other current assets .........................................................                 6,969                5,942
                                                                                    ------------------   ------------------
    Total Current Assets .......................................................               197,432              233,021
PROPERTY AND EQUIPMENT, NET ....................................................             1,290,638            1,280,138
DEFERRED LOAN COSTS, NET .......................................................                19,509               18,291
OTHER ASSETS (Note 2) ..........................................................                34,847               38,519
                                                                                    ------------------   ------------------
    Total Assets ...............................................................    $        1,542,426   $        1,569,969
                                                                                    ==================   ==================

                            LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt .........................................    $            4,553   $            4,891
  Accounts payable and accrued expenses ........................................               110,684              116,766
  Accrued interest payable .....................................................                24,375               60,938
                                                                                    ------------------   ------------------
    Total Current Liabilities ..................................................               139,612              182,595
LONG-TERM DEBT, net of current maturities ......................................             1,303,019            1,304,121
OTHER LONG-TERM LIABILITIES ....................................................                 5,557                5,557
                                                                                    ------------------   ------------------
    Total Liabilities ..........................................................             1,448,188            1,492,273
                                                                                    ------------------   ------------------
CAPITAL:

  Partners' Capital ............................................................               329,691              329,691
  Accumulated Deficit ..........................................................              (235,453)            (251,995)
                                                                                    ------------------   ------------------
    Total Capital ..............................................................                94,238               77,696
                                                                                    ------------------   ------------------
    Total Liabilities and Capital ..............................................    $        1,542,426   $        1,569,969
                                                                                    ==================   ==================

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (unaudited)
                                 (in thousands)

                                                          Three Months
                                                         Ended March 31,
                                                         ---------------
                                                      2000             2001
                                                      ----             ----
REVENUES:
  Gaming ........................................ $    202,668    $    199,780
  Rooms .........................................       13,439          12,997
  Food and Beverage .............................       22,797          23,110
  Other .........................................        6,051           5,606
                                                  ------------    ------------
    Gross Revenues ..............................      244,955         241,493
  Less--Promotional allowances ..................       29,371          28,935
                                                  ------------    ------------
    Net Revenues ................................      215,584         212,558
                                                  ------------    ------------
COSTS AND EXPENSES:
  Gaming ........................................      124,056         124,867
  Rooms .........................................        5,865           6,078
  Food and Beverage .............................        6,819           6,910
  General and Administrative ....................       39,024          41,141
  Depreciation and Amortization .................       13,485          12,625
  Trump World's Fair Closing (Note 3) ...........          482              --
                                                  ------------    ------------
                                                       189,731         191,621
                                                  ------------    ------------
    Income from operations ......................       25,853          20,937
                                                  ------------    ------------
NON-OPERATING INCOME AND (EXPENSES):
  Interest income ...............................          822             701
  Interest expense ..............................      (38,500)        (38,180)
  Non-Operating income ..........................           27              --
                                                  ------------    ------------
    Non-Operating expense, net ..................      (37,651)        (37,479)
                                                  ------------    ------------
NET LOSS ........................................ $    (11,798)   $    (16,542)
                                                  ============    ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (unaudited)
                                 (in thousands)

                                                                       Partners'        Accumulated           Total
                                                                       Capital            Deficit            Capital
                                                                    -------------     --------------      ------------
Balance, December 31, 2000 .......................................  $     329,691     $     (235,453)     $     94,238
Net Loss .........................................................             --            (16,542)          (16,542)
                                                                    -------------     --------------      ------------
Balance, March 31, 2001 ..........................................  $     329,691     $     (251,995)     $     77,696
                                                                    =============     ==============      ============

   The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                ------------------------
                                                                                                   2000           2001
                                                                                                ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................................... $ (11,798)     $ (16,542)
  Adjustments to reconcile net loss to net cash flows from operating activities --
    Noncash charges --
     Depreciation and amortization ............................................................    13,485         12,625
     Accretion of discounts on indebtedness ...................................................       158            141
     Provisions for losses on receivables .....................................................     1,130          1,548
     Amortization of deferred loan offering costs .............................................     1,368          1,218
     Valuation allowance of CRDA investments ..................................................       862          1,238
     Gain on disposition of property ..........................................................       (27)            --
    Decrease/(increase) in receivables ........................................................     1,601         (4,665)
    Decrease in inventories ...................................................................       372            278
    (Increase)/decrease in advances to affiliates .............................................      (815)         3,279
    Decrease in other current assets ..........................................................     1,339          1,316
    Decrease/(increase) in other assets .......................................................       488           (152)
    Increase in accounts payable and accrued expenses .........................................     1,215          5,759
    Increase in accrued interest payable ......................................................    36,562         36,562
                                                                                                ---------      ---------
     Net cash provided by operating activities ................................................    45,940         42,605
                                                                                                ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment ........................................................    (4,295)        (1,965)
    Purchase of CRDA investments ..............................................................    (2,470)        (2,411)
    Proceeds from disposition of property .....................................................        27             --
                                                                                                ---------      ---------
     Net cash used in investing activities ....................................................    (6,738)        (4,376)
                                                                                                ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments and current maturities of long-term debt .........................................    (1,620)        (1,193)
                                                                                                ---------      ---------
     Net cash used in financing activities ....................................................    (1,620)        (1,193)
                                                                                                ---------      ---------
NET INCREASE IN CASH & CASH EQUIVALENTS .......................................................    37,582         37,036
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................................    75,061         67,205
                                                                                                ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................... $ 112,643      $ 104,241
                                                                                                =========      =========
CASH INTEREST PAID ............................................................................ $     441      $   1,078
                                                                                                =========      =========
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations ........................ $     800      $   2,491
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

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., a Delaware corporation ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., a Delaware corporation ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., a Delaware corporation ("Trump AC Funding III"), Trump Atlantic City Corporation, a Delaware corporation ("TACC"), and Trump Casino Services, L.L.C., a New Jersey limited liability company ("TCS"). Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS were assumed by Trump Administration, a separate division of Taj Associates ("Trump Administration"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation ("THCR"), is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the 11 1/4% First Mortgage Notes due 2006 of Trump AC and Trump AC Funding, of Trump AC and Trump AC Funding II and of Trump AC and Trump AC Funding III (the "Trump AC Mortgage Notes") to distribute funds to Trump AC.

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for a full year.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at March 31, 2001 and 2000 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

(3) Trump World's Fair Closing

     On October 4, 1999, Trump AC closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, additional costs of $482,000 were recorded during the three months ended March 31, 2000.

(4) Combined Financial Information--Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

                                                                              December 31,            March 31,
                                                                                  2000                  2001
                                                                           ------------------    -------------------
                                                                                                     (unaudited)
         Total Assets (including notes receivable of $1,297,726,000 at
           December 31, 2000 and $1,297,897,000 at March 31, 2001 and
           related interest receivable) .................................. $    1,322,101,000    $     1,358,805,000
                                                                           ==================    ===================
         Total Liabilities and Capital (including notes payable of
           $1,297,726,000 at December 31, 2000 and $1,297,897,000 at
           March 31, 2001 and related interest payable) .................. $    1,322,101,000    $     1,358,805,000
                                                                           ==================    ===================

                                                                                  Three Months Ended March 31,
                                                                                  2000                   2001
                                                                           ------------------    -------------------
         Interest Income ................................................. $       36,562,000    $        36,562,000
                                                                           ==================    ===================
         Interest Expense ................................................ $       36,562,000    $        36,562,000
                                                                           ==================    ===================
         Net Income ...................................................... $               --    $                --
                                                                           ==================    ===================

(5) Recent Accounting Pronoucement

     In January 2001, the Emerging Issues Task Force ("EITF") reached a concensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. Trump AC previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

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

     The indentures under which the notes of Trump AC were issued restrict the ability of Trump AC and its subsidiaries to make distributions or pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission.

     Capital expenditures for Trump AC were $4,295,000 and $1,965,000 for the three months ended March 31, 2000 and 2001, respectively. Capital expenditures for Trump Plaza were $1,199,000 and $260,000 and for the Taj Mahal were $2,662,000 and $1,654,000 for the three months ended March 31, 2000 and 2001, respectively.

     The ability of the Registrants to repay their indebtedness when due will depend on the ability of Trump AC to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of Trump AC and its ability to refinance its debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Trump AC will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates, its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended March 31, 2000 and 2001. The following tables include selected data of Plaza Associates and Taj Associates for the three months ended March 31, 2000 and 2001 (Trump AC also includes TCS and Trump Administration; which are not separately disclosed).



                                                                   Three Months Ended March 31,
                                         ----------------------------------------------------------------------------------
                                              2000           2001          2000         2001          2000         2001
                                             Plaza          Plaza          Taj          Taj          Total        Total
                                           Associates     Associates    Associates   Associates     Trump AC     Trump AC
                                         ----------------------------------------------------------------------------------
                                                                          (in thousands)
     Revenues:

         Gaming ........................   $       77,603  $   80,345  $    125,065  $    119,435  $   202,668  $   199,780
         Other .........................           17,754      17,454        24,533        24,259       42,287       41,713
                                           --------------  ----------  ------------  ------------  -----------  -----------
         Gross Revenues ................           95,357      97,799       149,598       143,694      244,955      241,493
         Less: Promotional Allowances ..           12,532      13,091        16,839        15,844       29,371       28,935
                                           --------------  ----------  ------------  ------------  -----------  -----------
         Net Revenues ..................           82,825      84,708       132,759       127,850      215,584      212,558
                                           --------------  ----------  ------------  ------------  -----------  -----------
     Costs & Expenses:
         Gaming ........................           50,422      52,164        73,634        72,703      124,056      124,867
         General & Administrative ......           16,034      16,618        22,965        24,507       39,024       41,141
         Depreciation & Amortization ...            4,449       4,100         9,036         8,525       13,485       12,625
         Trump World's Fair closing ....              482          --            --            --          482           --
         Other .........................            4,687       4,524         7,997         8,464       12,684       12,988
                                           --------------  ----------  ------------  ------------  -----------  -----------
         Total Costs and Expenses ......           76,074      77,406       113,632       114,199      189,731      191,621
                                           --------------  ----------  ------------  ------------  -----------  -----------
     Income from Operations ............            6,751       7,302        19,127        13,651       25,853       20,937
                                           --------------  ----------  ------------  ------------  -----------  -----------
       Non-Operating Income ............              115         125           224           242          849          701
       Interest Expense ................          (11,904)    (11,815)      (23,457)      (23,262)     (38,500)     (38,180)
                                           --------------  ----------  ------------  ------------  -----------  -----------
       Total Non-Operating Expense .....          (11,789)    (11,690)      (23,233)      (23,020)     (37,651)     (37,479)
                                           --------------  ----------  ------------  ------------  -----------  -----------
     Net Loss ..........................   $       (5,038) $   (4,388) $     (4,106) $     (9,369) $   (11,798) $   (16,542)
                                           ==============  ==========  ============  ============  ===========  ===========



                                                                   Three Months Ended March 31,
                                         ----------------------------------------------------------------------------------
                                              2000           2001          2000         2001          2000         2001
                                             Plaza          Plaza          Taj          Taj          Total        Total
                                           Associates     Associates    Associates   Associates     Trump AC     Trump AC
                                         ----------------------------------------------------------------------------------
                                                                      (dollars in thousands)
     Table Game Revenues ..............    $       23,321  $   26,195  $     42,087  $     34,850  $    65,408  $    61,045
     Incr (Decr) over Prior Period ....                    $    2,874                $     (7,237)              $    (4,363)
     Table Game Drop ..................    $      152,246  $  140,884  $    252,161  $    239,831  $   404,407  $   380,715
     Incr (Decr) over Prior Period ....                    $  (11,362)               $    (12,330)              $   (23,692)
     Table Win Percentage .............             15.3%       18.6%         16.7%         14.5%        16.2%        16.0%
     Incr (Decr) over Prior Period ....                       3.3 pts                   (2.2) pts                 (0.2) pts
     Number of Table Games ............                95          98           143           143          238          241
     Incr (Decr) over Prior Period ....                             3                          --                         3

     Slot Revenues ....................    $       54,282  $   54,150  $     77,762  $     79,093  $   132,044  $   133,243
     Incr (Decr) over Prior Period ....                    $     (132)               $      1,331               $     1,199
     Slot Handle ......................    $      695,282  $  707,030  $  1,009,122  $  1,037,128  $ 1,704,404  $ 1,744,158
     Incr (Decr) over Prior Period ....                    $   11,748                $     28,006               $    39,754
     Slot Win Percentage ..............              7.8%        7.7%          7.7%          7.6%         7.7%         7.6%
     Incr (Decr) over Prior Period ....                     (0.1) pts                   (0.1) pts                 (0.1) pts
     Number of Slot Machines ..........             2,774       2,844         4,521         4,664        7,295        7,508
     Incr (Decr) over Prior Period ....                            70                         143                       213

     Poker Revenues ...................                --          --  $      4,645  $      4,938  $     4,645  $     4,938
     Incr (Decr) over Prior Period ....                            --                $        293               $       293
     Number of Poker Tables ...........                --          --            65            67           65           67
     Incr (Decr) over Prior Period ....                            --                           2                         2

     Other Gaming Revenues ............                --          --  $        571  $        554  $       571  $       554
     Incr (Decr) over Prior Period ....                            --                $        (17)              $       (17)

     Total Gaming Revenues ............    $       77,603  $   80,345  $    125,065  $    119,435  $   202,668  $   199,780
     Incr (Decr) over Prior Period ....                    $    2,742                $     (5,630)              $    (2,888)


     Number of Guest Rooms ............               904         904         1,250         1,250        2,154        2,154
     Occupancy Rate ...................             86.6%       87.9%         90.0%         92.3%        88.6%        90.4%
     Average Daily Rate (Room Revenue)     $        77.19  $    75.67  $      77.55  $      72.48  $     77.40  $     73.78

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was primarily the result of table games activity. Table game revenues decreased approximately $4,363,000 or 6.7% from the comparable period in 2000 primarily due to a decrease in hold percentage (from 16.7% to 14.5%) at the Taj Mahal as well as a decrease in table drop at both the Taj Mahal and Trump Plaza resulting from more severe winter weather in 2001. An increase in the table games hold percentage at the Trump Plaza (from 15.3% to 18.6%) partially offset the decreased hold percentage experienced at the Taj Mahal. Over all, Trump AC's table win percentage decreased to 16.0% from 16.2% in the comparable period in 2000. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.2% for the quarters ended March 31, 2000 and 2001, respectively.

     Slot revenues increased approximately $1,199,000 or 0.9% from the comparable period in 2000. Slot revenues at the Taj Mahal increased approximately $1,331,000 or 1.7% from the comparable period in 2000 while slot revenues at the Trump Plaza were generally flat over the comparable period despite the negative weather impacts experienced in the first quarter of 2001.

     Gaming Expenses increased approximately $811,000 or 0.7% from the comparable period in 2000. Expense increases were primarily due to increased marketing and promotional expenses associated with gaming revenues at the Trump Plaza.

     General and Administrative expenses increased approximately $2,l17,000 or 5.4% from the comparable period in 2000. Expense increases were primarily due to increases in utility and real estate tax expenses.

Seasonality

     The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to Trump AC's performance, trends in Trump AC's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

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

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

     None.

     b.   Current Reports on Form 8-K:

     The Registrants did not file any Current Reports on Form 8-K during the period beginning January 1, 2001 and ending March 31, 2001.

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRUMP ATLANTIC CITY ASSOCIATES
                                                 (Registrant)

                                        By:  TRUMP ATLANTIC CITY HOLDING, INC.,
                                             its Managing General Partner

Date: May 15, 2001

                                        By: /S/FRANCIS X. MCCARTHY, JR.
                                            ------------------------------------
                                            Francis X. McCarthy, Jr.
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRUMP ATLANTIC CITY FUNDING, INC.
                                                 (Registrant)

Date: May 15, 2001

                                        By: /S/FRANCIS X. MCCARTHY, JR.
                                            ------------------------------------
                                            Francis X. McCarthy, Jr.
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRUMP ATLANTIC CITY FUNDING II, INC.
                                                 (Registrant)

Date: May 15, 2001

                                        By: /S/FRANCIS X. MCCARTHY, JR.
                                            ------------------------------------
                                            Francis X. McCarthy, Jr.
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TRUMP ATLANTIC CITY FUNDING III, INC.
                                                 (Registrant)

Date: May 15, 2001

                                        By: /S/FRANCIS X. MCCARTHY, JR.
                                            ------------------------------------
                                            Francis X. McCarthy, Jr.
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)