Form 10-Q
period 2001-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING III INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING INC
filed 2001-08-14
CIK 897729, 1052519, 1052517, 1006918

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to ______
                          Commission File No.: 333-643

                        TRUMP ATLANTIC CITY ASSOCIATES
            (Exact Name of Registrant as specified in its charter)

                               New Jersey                                                 22-3213714
     (State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification Number)
                  Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                           08401
                (Address of principal executive offices)                                  (Zip Code)
      Registrant's telephone number, including area code: (609) 441-8406
      Former name, former address and formal fiscal year, if changed since last report:


                                        TRUMP ATLANTIC CITY FUNDING, INC.
                              (Exact Name of Registrant as specified in its charter)

                                Delaware                                                 22-3418939
     (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)
                  Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                          08401
                (Address of principal executive offices)                                 (Zip Code)
   Registrant's telephone number, including area code: (609) 441-8406
   Former name, former address and formal fiscal year, if changed since last report:


                                       TRUMP ATLANTIC CITY FUNDING II, INC.
                              (Exact Name of Registrant as specified in its charter)

                                Delaware                                                 22-3550202
     (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)
                  Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                          08401
                (Address of principal executive offices)                                 (Zip Code)
   Registrant's telephone number, including area code: (609) 441-8406
   Former name, former address and formal fiscal year, if changed since last report:


                                      TRUMP ATLANTIC CITY FUNDING III, INC.
                              (Exact Name of Registrant as specified in its charter)

                                Delaware                                                 22-3550203
     (State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification Number)
                  Huron Avenue and Brigantine Boulevard
                        Atlantic City, New Jersey                                          08401
                (Address of principal executive offices)                                 (Zip Code)
   Registrant's telephone number, including area code: (609) 441-8406
   Former name, former address and formal fiscal year, if changed since last report:

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   -   -
     As of August 14, 2001, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
     As of August 14, 2001, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.
     As of August 14, 2001, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.
     Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

-------------------------------------------------------------------------------

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES


                               INDEX TO FORM 10-Q



                                                                                                                     Page No.
                                                                                                                     --------
PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements
     Condensed Consolidated Balance Sheets of Trump Atlantic City Associates and
      Subsidiaries as of December 31, 2000 and June 30, 2001 (unaudited) .....................................              1
     Condensed Consolidated Statements of Operations of Trump Atlantic City Associates and
      Subsidiaries for the Three and Six Months Ended June 30, 2000 and 2001 (unaudited)......................              2
     Condensed Consolidated Statement of Capital of Trump Atlantic City Associates and
      Subsidiaries for the Six Months Ended June 30, 2001 (unaudited).........................................              3
     Condensed Consolidated Statements of Cash Flows of Trump Atlantic City Associates and
      Subsidiaries for the Six Months Ended June 30, 2000 and 2001 (unaudited)................................              4
     Notes to Condensed Consolidated Financial Statements of Trump Atlantic City Associates and
      Subsidiaries (unaudited)................................................................................            5-6
  ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................................................           7-11
  ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk........................................             11

PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings.................................................................................             12
  ITEM 2 -- Changes in Securities and Use of Proceeds.........................................................             12
  ITEM 3 -- Defaults Upon Senior Securities...................................................................             12
  ITEM 4 -- Submission of Matters to a Vote of Security Holders...............................................             12
  ITEM 5 -- Other Information.................................................................................             12
  ITEM 6 -- Exhibits and Reports on Form 8-K..................................................................             12

SIGNATURES

  Signature -- Trump Atlantic City Associates.................................................................             13
  Signature -- Trump Atlantic City Funding, Inc...............................................................             14
  Signature -- Trump Atlantic City Funding II, Inc............................................................             15
  Signature -- Trump Atlantic City Funding III, Inc...........................................................             16

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                                                         December 31,           June 30,
                                                                                             2000                2001
                                                                                      ---------------       ----------------
                                                                                                               (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents......................................................... $         67,205      $          71,057
  Receivables, net..................................................................           34,317                 28,957
  Inventories.......................................................................            8,928                  8,600
  Due from affiliates, net..........................................................           80,013                 83,835
  Other current assets..............................................................            6,969                  9,390
                                                                                      ---------------       ----------------
    Total Current Assets............................................................          197,432                201,839
PROPERTY AND EQUIPMENT, NET.........................................................        1,290,638              1,280,686
DEFERRED LOAN COSTS, NET............................................................           19,509                 17,106
OTHER ASSETS (Note 2) ..............................................................           34,847                 39,285
                                                                                      ---------------       ----------------
    Total Assets.................................................................... $      1,542,426      $       1,538,916
                                                                                      ===============       ================

                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt.............................................. $          4,553      $           7,603
  Accounts payable and accrued expenses.............................................          110,684                117,595
  Accrued interest payable..........................................................           24,375                 24,375
                                                                                      ---------------       ----------------
    Total Current Liabilities.......................................................          139,612                149,573
LONG-TERM DEBT, net of current maturities...........................................        1,303,019              1,310,224
OTHER LONG-TERM LIABILITIES.........................................................            5,557                  5,549
                                                                                      ---------------       ----------------
    Total Liabilities...............................................................        1,448,188              1,465,346
                                                                                      ---------------       ----------------
CAPITAL:
  Partners' Capital.................................................................          329,691                329,691
  Accumulated Deficit...............................................................         (235,453)              (256,121)
                                                                                      ---------------       ----------------
    Total Capital...................................................................           94,238                 73,570
                                                                                      ---------------       ----------------
    Total Liabilities and Capital................................................... $      1,542,426      $       1,538,916
                                                                                      ===============       ================



                The accompanying notes are an integral part of these condensed consolidated balance sheets.


                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (unaudited)
                                 (in thousands)


                                                                     Three Months                       Six Months
                                                                    Ended June 30,                    Ended June 30,
                                                                    --------------                    --------------
                                                                 2000             2001             2000            2001
                                                                 ----             ----             ----            ----
REVENUES:
  Gaming...............................................  $      215,688  $       213,191  $      418,356   $       412,971
  Rooms................................................          14,946           15,250          28,385            28,247
  Food and Beverage....................................          23,837           23,812          46,634            46,922
  Other................................................           7,156            6,191          13,207            11,797
                                                           ------------     ------------     -----------      ------------
    Gross Revenues.....................................         261,627          258,444         506,582           499,937

  Less--Promotional allowances.........................          33,054           30,581          62,426            59,516
                                                           ------------     ------------     -----------      ------------
    Net Revenues.......................................         228,573          227,863         444,156           440,421
                                                           ------------     ------------     -----------      ------------
COSTS AND EXPENSES:
  Gaming...............................................         125,586          125,875         249,641           250,742
  Rooms................................................           6,511            6,552          12,376            12,630
  Food and Beverage....................................           7,860            7,608          14,679            14,518
  General and Administrative...........................          46,364           41,805          85,388            82,946
  Depreciation and Amortization........................          12,463           12,544          25,948            25,169
  Trump World's Fair Closing (Note 3) .................             254               --             736                --
                                                           ------------     ------------     -----------      ------------
                                                                199,038          194,384         388,768           386,005
                                                           ------------     ------------     -----------      ------------
    Income from operations.............................          29,535           33,479          55,388            54,416
                                                           ------------     ------------     -----------      ------------

NON-OPERATING INCOME AND (EXPENSES):

  Interest and Other income............................             792              980           1,641              1,681
  Interest expense.....................................         (38,296)         (38,585)        (76,796)           (76,765)
                                                           ------------     ------------     -----------       ------------
   Non-Operating expense, net..........................         (37,504)         (37,605)        (75,155)           (75,084)
                                                           ------------     ------------     -----------       ------------
NET LOSS...............................................  $       (7,969)   $      (4,126)  $     (19,767)     $     (20,668)
                                                           ============     ============     ===========       ============


             The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (unaudited)
                                 (in thousands)




                                                                          Partners'        Accumulated           Total
                                                                           Capital           Deficit            Capital
                                                                       --------------   -----------------   ---------------

Balance, December 31, 2000.........................................   $       329,691  $        (235,453)  $         94,238
Net Loss...........................................................                --            (20,668)           (20,668)
                                                                       --------------   -----------------   ---------------
Balance, June 30, 2001.............................................   $       329,691  $        (256,121)  $         73,570
                                                                       ==============   =================   ===============


              The accompanying notes are an integral part of this condensed consolidated financial statement.


                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                               ---------------------------
                                                                                                  2000               2001
                                                                                                -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................................  $   (19,767)   $    (20,668)
  Adjustments to reconcile net loss to net cash flows from operating activities --
    Noncash charges--
      Depreciation and amortization ..........................................................       25,948          25,169
      Accretion of discounts on indebtedness .................................................          312             278
      Provisions for losses on receivables ...................................................        2,305           3,333
      Amortization of deferred loan offering costs ...........................................        2,695           2,403
      Valuation allowance of CRDA investments ................................................        1,773           2,093
      Gain on disposition of property ........................................................          (30)           (295)
     (Increase)/decrease in receivables ......................................................       (1,578)          2,027
     (Increase)/decrease in inventories ......................................................          (61)            328
     Increase in advances to affiliates ......................................................      (10,741)         (3,822)
     Increase in other current assets ........................................................       (2,594)         (2,412)
     Increase in other assets ................................................................         (792)           (113)
     Increase in accounts payable, accrued expenses and other liabilities ....................       11,161           6,783
                                                                                                -----------    ------------
      Net cash provided by operating activities ..............................................        8,631          15,104
                                                                                                -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ......................................................       (5,884)         (3,723)
     Purchase of CRDA investments.............................................................       (5,005)         (4,961)
                                                                                                -----------    ------------
      Net cash used in investing activities ..................................................      (10,889)         (8,684)
                                                                                                -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments and current maturities of long-term debt ......................................       (2,953)         (2,568)
                                                                                                -----------    ------------
       Net cash used in financing activities .................................................       (2,953)         (2,568)
                                                                                                -----------    ------------


NET (DECREASE)/INCREASE IN CASH & CASH EQUIVALENTS ...........................................       (5,211)          3,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................       75,061          67,205
                                                                                                -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................................... $     69,850   $      71,057
                                                                                                ===========    ============

CASH INTEREST PAID ........................................................................... $     73,630   $      74,154
                                                                                                ===========    ============
Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations ....................... $      6,014   $      12,544
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

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

         These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2000 filed with the SEC.

         The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for a full year.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at June 30, 2001 and 2000 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

(3) Trump World's Fair Closing

         On October 4, 1999, Trump AC closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, additional costs of $736,000 were recorded during the six months ended June 30, 2000.

(4) Combined Financial Information--Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

         Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

                                                                     December 31,              June 30,
                                                                         2000                    2001
                                                                 --------------------     ------------------
                                                                                             (unaudited)
Total Assets (including notes receivable of $1,297,726,000 at
   December 31, 2000 and $1,298,004,000 at June 30, 2001 and
   related interest receivable)................................. $    1,322,101,000     $    1,322,379,000
                                                                  =================      =================
Total Liabilities and Capital (including notes payable of
   $1,297,726,000 at December 31, 2000 and $1,298,004,000 at
   June 30, 2001 and related interest payable).................. $    1,322,101,000     $    1,322,379,000
                                                                  =================      =================


                                                                          Six Months Ended June 30,
                                                                        2000                    2001
                                                                 -------------------     -------------------

Interest Income................................................. $       73,125,000    $        73,125,000
                                                                  =================     ==================
Interest Expense................................................ $       73,125,000    $        73,125,000
                                                                  =================     ==================
Net Income...................................................... $               --    $                --
                                                                  =================     ==================

(5) Recent Accounting Pronoucement

         In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates have been classified as promotional allowances. Trump AC previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

         In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the effects of these changes on the Company's financial position or results of operations.

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

         Capital expenditures for Trump AC were $5,884,000 and $3,723,000 for the six months ended June 30, 2000 and 2001, respectively. Capital expenditures for Trump Plaza were $385,000 and $1,523,000 and for the Taj Mahal were $4,992,000 and $2,175,000 for the six months ended June 30, 2000 and 2001, respectively.

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

         Comparison of Three-Month Periods Ended June 30, 2000 and 2001. The following tables include selected data of Plaza Associates and Taj Associates for the three months ended June 30, 2000 and 2001 (Trump AC also includes TCS and Trump Administration; which are not separately disclosed).


                                                                     Three Months Ended June 30,
                                      ---------------------------------------------------------------------------------
                                           2000          2001         2000         2001          2000         2001
                                           Plaza         Plaza         Taj          Taj          Total        Total
                                        Associates    Associates   Associates   Associates    Trump AC *   Trump AC *
                                      ---------------------------------------------------------------------------------
                                                                        (in thousands)
Revenues:
    Gaming........................... $      81,461 $     80,725 $     134,227 $      132,466 $    215,688 $    213,191
    Other............................        18,337       18,250        27,602         27,003       45,939       45,253
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Gross Revenues...................        99,798       98,975       161,829        159,469      261,627      258,444
    Less: Promotional Allowances.....        13,341       12,860        19,713         17,721       33,054       30,581
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Net Revenues.....................        86,457       86,115       142,116        141,748      228,573      227,863
                                       ------------  -----------  ------------    -----------  -----------  -----------
Costs & Expenses:
    Gaming...........................        52,214       51,867        73,372         74,008      125,586      125,875
    Other............................         5,353        4,920         9,018          9,240       14,371       14,160
    General & Administrative.........        19,128       17,068        27,224         24,683       46,364       41,805
    Depreciation & Amortization......         3,307        4,197         9,156          8,347       12,463       12,544
    Trump World's Fair closing ......           254           --            --             --          254           --
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Total Costs and Expenses.........        80,256       78,052       118,770        116,278      199,038      194,384
                                       ------------  -----------  ------------    -----------  -----------  -----------
Income from Operations...............         6,201        8,063        23,346         25,470       29,535       33,479
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Interest and Other Income..........           144          464           288            283          792          980
  Interest Expense...................       (11,823)     (12,226)      (23,345)       (23,265)     (38,296)     (38,585)
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Total Non-Operating Expense........       (11,679)     (11,762)      (23,057)       (22,982)     (37,504)     (37,605)
                                       ------------  -----------  ------------    -----------  -----------  -----------
Net Income/( Loss) .................. $      (5,478) $    (3,699) $        289  $       2,488  $    (7,969) $    (4,126)
                                       ============  ===========  ============    ===========  ===========  ===========
*  Intercompany eliminations and expenses of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding
   III are not separately shown.


                                                                        Three Months Ended June 30,
                                        ----------------------------------------------------------------------------------------
                                              2000          2001           2000          2001           2000            2001
                                              Plaza         Plaza           Taj           Taj           Total           Total
                                           Associates    Associates     Associates    Associates      Trump AC        Trump AC
                                        ----------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Table Game Revenues..................   $    24,311   $      22,173   $      46,228   $    42,657    $    70,539   $      64,830
Incr (Decr) over Prior Period........                 $      (2,138)                  $    (3,571)                 $      (5,709)
Table Game Drop......................   $   161,118   $     141,347   $     269,268   $   245,342    $   430,386   $     386,689
Incr (Decr) over Prior Period........                 $     (19,771)                  $   (23,926)                 $     (43,697)
Table Win Percentage.................         15.1%           15.7%           17.2%         17.4%          16.4%           16.8%
Incr (Decr) over Prior Period........                       0.6 pts                       0.2 pts                        0.4 pts
Number of Table Games................            96              99             143           143            239             242
Incr (Decr) over Prior Period........                             3                            --                              3

Slot Revenues........................   $    57,150   $      58,552   $      82,715   $    84,328    $   139,865   $     142,880
Incr (Decr) over Prior Period........                 $       1,402                   $     1,613                  $       3,015
Slot Handle..........................   $   721,365   $     768,834   $   1,069,101   $ 1,100,943    $ 1,790,466   $   1,869,777
Incr (Decr) over Prior Period........                 $      47,469                   $    31,842                  $      79,311
Slot Win Percentage..................          7.9%            7.6%            7.7%          7.7%           7.8%            7.6%
Incr (Decr) over Prior Period........                     (0.3) pts                            --                      (0.2) pts
Number of Slot Machines..............         2,851           2,839           4,572         4,597          7,423           7,436
Incr (Decr) over Prior Period........                           (12)                           25                             13

Poker Revenues.......................            --              --   $       4,688   $     4,936    $     4,688   $       4,936
Incr (Decr) over Prior Period........                            --                   $       248                  $         248
Number of Poker Tables...............            --              --              65            67             65              67
Incr (Decr) over Prior Period........                            --                             2                              2

Other Gaming Revenues................            --              --   $         596   $       545    $       596   $         545
Incr (Decr) over Prior Period........                            --                   $       (51)                 $         (51)

Total Gaming Revenues................   $    81,461   $      80,725   $     134,227   $   132,466    $   215,688   $     213,191
Incr (Decr) over Prior Period........                 $        (736)                  $    (1,761)                $      (2,497)

Number of Guest Rooms................           904             904           1,250         1,250          2,154           2,154
Occupancy Rate.......................         89.9%           94.3%           93.1%         96.2%          91.8%           95.4%
Average Daily Rate (Room Revenue)....   $     78.69   $       82.13   $       86.16   $     81.12    $     83.09   $       81.55


         Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was caused by table games activity. Table game revenues decreased by approximately $5,709,000 or 8.1% from the comparable period in 2000 due to a decrease in table drop at both the Taj Mahal and Trump Plaza. Table drop was negatively effected by decreased activity from premium international table game customers as well as a weak domestic market. Over all Trump AC's table win percentage increased to 16.8% from 16.4% in the comparable period in 2000. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 16.3% and 15.4% for the quarters ended June 30, 2000 and 2001, respectively.

         Slot revenues increased by approximately $3,015,000 or 2.1% from the comparable period in 2000 as a result of innovative marketing initiatives and managements efforts to improve the slot product on the casino floor.

         Promotional allowances decreased by approximately $2,473,000 or 7.5% from the comparable period in 2000 due primarily to decreased cash complimentaries at the Taj Mahal associated with decreased table game revenues.

         General and Administrative expenses decreased by approximately $4,559,000 or 9.8% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased entertainment and regulatory expenses. Expense decreases at the Trump Plaza were primarily due to decreased entertainment, advertising and regulatory expenses.

         Comparison of Six-Month Periods Ended June 30, 2000 and 2001. The following table includes selected data of Plaza Associates and Taj Associates for the six months ended June 30, 2000 and 2001 (Trump AC also includes TCS and Trump Administration; which were not separately disclosed).

                                                                   Six Months Ended June 30,
                                      ---------------------------------------------------------------------------------
                                           2000          2001          2000         2001         2000         2001
                                           Plaza         Plaza          Taj          Taj         Total        Total
                                        Associates    Associates    Associates   Associates   Trump AC *   Trump AC *
                                      ---------------------------------------------------------------------------------
                                                                         (in thousands)
Revenues:
    Gaming........................... $     159,064 $    161,070 $     259,292 $      251,901 $    418,356 $    412,971
    Other............................        36,091       35,704        52,135         51,262       88,226       86,966
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Gross Revenues...................       195,155      196,774       311,427        303,163      506,582      499,937

    Less: Promotional Allowances.....        25,874       25,951        36,552         33,565       62,426       59,516
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Net Revenues.....................       169,281      170,823       274,875        269,598      444,156      440,421
                                       ------------  -----------  ------------    -----------  -----------  -----------
Costs & Expenses:
    Gaming...........................       102,635      104,031       147,006        146,711      249,641      250,742
    Other............................        10,040        9,444        17,015         17,704       27,055       27,148
    General & Administrative.........        35,162       33,686        50,189         49,190       85,388       82,946
    Depreciation & Amortization......         7,756        8,297        18,192         16,872       25,948       25,169
    Trump World's Fair closing ......           736           --            --             --          736           --
    Total Costs and Expenses.........       156,329      155,458       232,402        230,477      388,768      386,005
                                       ------------  -----------  ------------    -----------  -----------  -----------
Income from Operations...............        12,952       15,365        42,473         39,121       55,388       54,416
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Interest and Other Income..........           259          589           512            525        1,641        1,681
  Interest Expense...................       (23,727)     (24,041)      (46,802)       (46,527)     (76,796)     (76,765)
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Total Non-Operating Expense........       (23,468)     (23,452)      (46,290)       (46,002)     (75,155)     (75,084)
                                       ------------  -----------  ------------    -----------  -----------  -----------
Net Loss............................. $     (10,516)$     (8,087)$      (3,817) $      (6,881) $   (19,767) $   (20,668)
                                       ============  ===========  ============    ===========  ===========  ===========
*  Intercompany eliminations and expenses of Trump AC, Trump AC Funding, Trump
   AC Funding II and Trump AC Funding III are not separately shown.


                                                                      Six Months Ended June 30,
                                        ----------------------------------------------------------------------------------------
                                              2000          2001          2000           2001          2000            2001
                                              Plaza         Plaza          Taj            Taj          Total           Total
                                           Associates    Associates    Associates     Associates     Trump AC        Trump AC
                                        ----------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Table Game Revenues..................   $    47,632   $      48,368   $      88,315   $    77,507    $   135,947   $     125,875
Incr (Decr) over Prior Period........                 $         736                   $   (10,808)                 $     (10,072)
Table Game Drop......................   $   313,363   $     282,231   $     521,429   $   485,173    $   834,792   $     767,404
Incr (Decr) over Prior Period........                 $     (31,132)                  $   (36,256)                 $     (67,388)
Table Win Percentage.................         15.2%           17.1%           16.9%         16.0%          16.3%           16.4%
Incr (Decr) over Prior Period........                       1.9 pts                     (0.9) pts                        0.1 pts
Number of Table Games................            96              99             143           143            239             242
Incr (Decr) over Prior Period........                             3                            --                              3

Slot Revenues........................   $   111,432   $     112,702   $     160,477   $   163,421    $   271,909   $     276,123
Incr (Decr) over Prior Period........                 $       1,270                   $     2,944                  $       4,214
Slot Handle..........................   $ 1,416,646   $   1,475,863   $   2,078,222   $ 2,138,071    $ 3,494,868   $   3,613,934
Incr (Decr) over Prior Period........                 $      59,217                   $    59,849                  $     119,066
Slot Win Percentage..................          7.9%            7.6%            7.7%          7.6%           7.8%            7.6%
Incr (Decr) over Prior Period........                     (0.3) pts                     (0.1) pts                      (0.2) pts
Number of Slot Machines..............         2,809           2,842           4,547         4,631          7,356           7,473
Incr (Decr) over Prior Period........                            33                            84                            117

Poker Revenues.......................            --              --   $       9,333   $     9,874    $     9,333   $       9,874
Incr (Decr) over Prior Period........                            --                   $       541                  $         541
Number of Poker Tables...............            --              --              65            67             65              67
Incr (Decr) over Prior Period........                            --                             2                              2

Other Gaming Revenues................            --              --   $       1,167   $     1,099    $     1,167   $       1,099
Incr (Decr) over Prior Period........                            --                   $       (68)                 $         (68)

Total Gaming Revenues................   $   159,064   $     161,070   $     259,292   $   251,901    $   418,356   $     412,971
Incr (Decr) over Prior Period........                 $       2,006                   $    (7,391)                 $      (5,385)


Number of Guest Rooms................           904             904           1,250         1,250          2,154           2,154
Occupancy Rate.......................         88.2%           91.1%           91.6%         94.3%          90.2%           93.0%
Average Daily Rate (Room Revenue)....   $     77.96   $       79.42   $       81.93   $     76.91    $     80.30   $       77.94

         Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was caused by table games activity. Table game revenues decreased by approximately $10,072,000 or 7.4% from the comparable period in 2000 due to a decrease in table drop at both the Taj Mahal and Trump Plaza. Table drop was negatively effected by decreased activity from premium international table game customers as well as a weak domestic market. An increase in the table games hold percentage at the Trump Plaza (from 15.2% to 17.1%) offset the decreased hold percentage experienced at the Taj Mahal (from 16.9% to 16.0%). Over all Trump AC's table win percentage increased to 16.4% from 16.3% in the comparable period in 2000. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.9% and 15.3% for the six months ended June 30, 2000 and 2001, respectively.

         Slot revenues increased by approximately $4,214,000 or 1.6% from the comparable period in 2000 as a result of innovative marketing initiatives and managements efforts to improve the slot product on the casino floor.

         Promotional allowances decreased by approximately $2,910,000 or 4.7% from the comparable period in 2000 due primarily to decreased cash complimentaries at the Taj Mahal associated with decreased table game revenues.

         General and Administrative expenses decreased by approximately $2,442,000 or 2.9% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased insurance, litigation and entertainment expenses. Expense decreases at the Trump Plaza were primarily due to decreased entertainment, advertising and regulatory expenses.

Seasonality

         The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for a full year.

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

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not Applicable.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Metelman Action; Proposed Settlement. On or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a proposed class action on behalf of all THCR stockholders in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C43-00) against THCR and each member of the Board of Directors of THCR. The plaintiff claimed that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. The defendants filed a motion to dismiss in lieu of an answer. On July 21, 2000, the Court dismissed the plaintiff's Complaint, without prejudice. The Court granted the plaintiff ten weeks during which to file an Amended Complaint, pleading a stockholder derivative action, and effective October 12, 2000, plaintiff filed an Amended Complaint, pleading a stockholder derivative action.

         In March 2001, without admitting any wrongdoing or liability, the parties reached an agreement to settle the case and on May 15, 2001, entered into a Stipulation of Settlement (the "Stipulation"). On May 17, 2001, the Court preliminarily approved the Stipulation, pending a Settlement Hearing to determine the fairness and adequacy of the proposed settlement. Pursuant to the Stipulation, THCR sent to holders of THCR Common Stock of record as of May 15, 2001 a Notice of Settlement outlining the terms of the proposed settlement, including such stockholders' right to object in writing to the terms of the proposed settlement on or before July 20, 2001. The Settlement Hearing is scheduled to be held by the Court on August 17, 2001.

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

     Not Applicable.

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

     None.

     b.  Current Reports on Form 8-K:

    The Registrants did not file any Current Reports on Form 8-K during the period beginning April 1, 2001 and ending June 30, 2001.

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



                                   TRUMP ATLANTIC CITY ASSOCIATES
                                             (Registrant)


                                   By:    TRUMP ATLANTIC CITY HOLDING, INC.,
                                          its Managing General Partner



Date:    August 14, 2001
                                   By: /S/ FRANCIS X. MCCARTHY, JR.
                                      -----------------------------------------
                                        Francis X. McCarthy, Jr.
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRUMP ATLANTIC CITY FUNDING, INC.
                                                  (Registrant)


Date:      August 14, 2001
                                         By: /S/ FRANCIS X. MCCARTHY, JR.
                                            -----------------------------------
                                              Francis X. McCarthy, Jr.
                                              Chief Financial Officer
                                              (Duly Authorized and Principal
                                              Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRUMP ATLANTIC CITY FUNDING II, INC.
                                             (Registrant)


Date:      August 14, 2001
                                   By: /S/ FRANCIS X. MCCARTHY, JR.
                                      ------------------------------------------
                                        Francis X. McCarthy, Jr.
                                        Chief Financial Officer
                                        (Duly Authorized and Principal Financial
                                        and Accounting Officer)

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



                                        TRUMP ATLANTIC CITY FUNDING III, INC.
                                                    (Registrant)


Date:      August 14, 2001
                                        By: /S/ FRANCIS X. MCCARTHY, JR.
                                           -----------------------------
                                             Francis X. McCarthy, Jr.
                                             Chief Financial Officer
                                             (Duly Authorized and Principal
                                             Financial and Accounting Officer)