Form 10-Q
period 2001-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING III INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING INC
filed 2001-11-14
CIK 897729, 1052519, 1052517, 1006918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

     As of November 14, 2001, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

     As of November 14, 2001, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

     As of November 14, 2001, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

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

================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                                                       Page No.
                                                                                                                       --------

PART I -- FINANCIAL INFORMATION

  ITEM 1 -- Financial Statements
     Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (unaudited) .............           1
     Condensed Consolidated Statements of Operations for the Three and Nine Months Ended  September 30,
       2000 and 2001 (unaudited)...................................................................................           2
     Condensed Consolidated Statement of Capital for the Nine Months Ended September 30, 2001 (unaudited)..........           3
     Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000
       and 2001 (unaudited)........................................................................................           4
     Notes to Condensed Consolidated Financial Statements (unaudited)..............................................         5-7
  ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations..................        8-12
  ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk.............................................          12

PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings......................................................................................          13
  ITEM 2 -- Changes in Securities and Use of Proceeds..............................................................          14
  ITEM 3 -- Defaults Upon Senior Securities........................................................................          14
  ITEM 4 -- Submission of Matters to a Vote of Security Holders....................................................          14
  ITEM 5 -- Other Information......................................................................................          14
  ITEM 6 -- Exhibits and Reports on Form 8-K.......................................................................          14

SIGNATURES

  Signature -- Trump Atlantic City Associates......................................................................          15
  Signature -- Trump Atlantic City Funding, Inc....................................................................          16
  Signature -- Trump Atlantic City Funding II, Inc.................................................................          17
  Signature -- Trump Atlantic City Funding III, Inc................................................................          18

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                                         December 31,          September 30,
                                                                                             2000                  2001
                                                                                     ----------------      -----------------
                                                                                                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents......................................................... $         67,205      $         116,777
  Receivables, net..................................................................           34,317                 33,411
  Inventories.......................................................................            8,928                  8,879
  Due from affiliates, net..........................................................           80,013                 81,987
  Other current assets..............................................................            6,969                  8,444
                                                                                      ---------------       ----------------
    Total Current Assets............................................................          197,432                249,498
PROPERTY AND EQUIPMENT, NET.........................................................        1,290,638              1,286,151
DEFERRED LOAN COSTS, NET............................................................           19,509                 15,957
OTHER ASSETS (Note 2) ..............................................................           34,847                 41,045
                                                                                      ---------------       ----------------
    Total Assets.................................................................... $      1,542,426      $       1,592,651
                                                                                      ===============       ================



                             LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
  Current maturities of long-term debt ............................................. $          4,553      $           7,339
  Accounts payable and accrued expenses.............................................          110,684                108,458
  Accrued interest payable..........................................................           24,375                 60,938
                                                                                      ---------------       ----------------
    Total Current Liabilities.......................................................          139,612                176,735
LONG-TERM DEBT, net of current maturities (Note 6)..................................        1,303,019              1,308,902
OTHER LONG-TERM LIABILITIES.........................................................            5,557                 17,441
                                                                                      ---------------       ----------------
    Total Liabilities...............................................................        1,448,188              1,503,078
                                                                                      ---------------       ----------------
CAPITAL:

  Partners' Capital.................................................................          329,691                329,691
  Accumulated Deficit...............................................................         (235,453)              (240,118)
                                                                                      ---------------       ----------------
    Total Capital...................................................................           94,238                 89,573
                                                                                      ---------------       ----------------
    Total Liabilities and Capital................................................... $      1,542,426      $       1,592,651
                                                                                      ===============       ================


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (unaudited)
                                 (in thousands)

                                                                     Three Months                      Nine Months
                                                                  Ended September 30,              Ended September 30,
                                                                  -------------------              -------------------
                                                                 2000             2001            2000              2001
                                                                 ----             ----            ----              ----
REVENUES:

  Gaming...............................................    $    246,040    $     237,323    $    664,396      $    650,294
  Rooms................................................          16,866           16,649          45,251            44,896
  Food and Beverage....................................          28,656           26,027          75,290            72,949
  Other................................................           8,833            7,968          22,040            19,765
                                                           ------------    -------------    ------------      ------------
    Gross Revenues.....................................         300,395          287,967         806,977           787,904
  Less--Promotional allowances.........................          40,194           34,750         102,620            94,266
                                                           ------------    -------------    ------------      ------------
    Net Revenues.......................................         260,201          253,217         704,357           693,638
                                                           ------------    -------------    ------------      ------------
COSTS AND EXPENSES:

  Gaming...............................................         137,512          132,167         387,153           382,909
  Rooms................................................           6,453            6,218          18,829            18,848
  Food and Beverage....................................           8,422            8,216          23,101            22,734
  General and Administrative...........................          43,211           41,095         128,599           124,041
  Depreciation and Amortization........................          13,174           11,452          39,122            36,621
  Trump World's Fair Closing (Note 3) .................              29               --             765                --
                                                           ------------    -------------    ------------      ------------
                                                                208,801          199,148         597,569           585,153
                                                           ------------    -------------    ------------      ------------
    Income from operations.............................          51,400           54,069         106,788           108,485
                                                           ------------    -------------    ------------      ------------

NON-OPERATING INCOME AND (EXPENSES):

  Interest and Other non-operating income..............             880              463           2,521             2,144
  Interest expense.....................................         (38,494)         (38,529)       (115,290)         (115,294)
                                                           ------------    -------------    ------------      ------------
   Non-Operating expense, net..........................         (37,614)         (38,066)       (112,769)         (113,150)
                                                           ------------    -------------    ------------      ------------
NET INCOME/(LOSS)......................................    $     13,786    $      16,003    $     (5,981)      $    (4,665)
                                                           ============    =============    ============      ============



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)
                                 (in thousands)

                                                                          Partners'        Accumulated           Total
                                                                           Capital           Deficit            Capital
                                                                       --------------   -----------------   ---------------
Balance, December 31, 2000.........................................    $      329,691   $       (235,453)   $        94,238
Net Loss...........................................................                --             (4,665)           (4,665)
                                                                       --------------   -----------------   ---------------
Balance, September 30, 2001........................................    $      329,691   $       (240,118)   $        89,573
                                                                       ==============   =================   ===============














   The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
                                   (unaudited)
                             (dollars in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                ---------------------------
                                                                                                    2000            2001
                                                                                                -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ...................................................................................  $    (5,981)   $     (4,665)
  Adjustments to reconcile net loss to net cash flows from operating activities --
    Noncash charges--
      Depreciation and amortization ..........................................................       39,122          36,621
      Accretion of discounts on indebtedness .................................................          462             411
      Provisions for losses on receivables ...................................................        3,400           4,657
      Amortization of deferred loan offering costs ...........................................        3,986           3,552
      Valuation allowance of CRDA investments ................................................        3,537           3,119
      Gain on disposition of property ........................................................          (36)           (320)
     Increase in receivables .................................................................       (8,303)         (3,751)
     Decrease in inventories .................................................................          744              49
     Increase in advances to affiliates ......................................................       (9,524)         (1,934)
     Increase in other current assets ........................................................       (3,817)           (905)
     Increase in other assets ................................................................       (2,083)         (1,175)
     Increase in accounts payable, accrued expenses and other liabilities ....................       45,965          31,503
                                                                                                 -----------    ------------
      Net cash provided by operating activities ..............................................       67,472          67,162
                                                                                                 -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment ......................................................      (12,802)         (5,588)
     Purchase of CRDA investments.............................................................       (7,729)         (7,664)
                                                                                                -----------    ------------
      Net cash used in investing activities...................................................      (20,531)        (13,252)
                                                                                                 -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Additional Borrowings ..................................................................        2,978              --
      Payments and current maturities of long-term debt ......................................       (5,404)         (4,338)
                                                                                                 -----------    ------------
       Net cash used in financing activities .................................................       (2,426)         (4,338)
                                                                                                 -----------    ------------


NET INCREASE IN CASH & CASH EQUIVALENTS ......................................................       44,515          49,572
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................       75,061          67,205
                                                                                                 -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................  $   119,576   $     116,777
                                                                                                 ===========    ============

CASH INTEREST PAID ...........................................................................  $    74,509   $      74,953
                                                                                                 ===========    ============
Supplemental Disclosure of noncash activities:

Purchase of property and equipment under capitalized lease obligations .......................  $     7,060   $      12,596
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

         The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for a full year.

         The economic consequences of the September 11, 2001 terrorist attacks on the World Trade Center and New York State's subsequent approval of the largest gambling package in its history are still unknown at this time. Although management anticipates such events to negatively affect Trump AC's operations, management cannot predict with any certainty the full impact of such events.

         Reclassifications

         Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

         Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at September 30, 2001 and December 31, 2000 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

(3) Trump World's Fair Closing

         On October 4, 1999, Trump AC closed Trump World's Fair. In addition to closing costs recorded at December 31, 1999, additional costs of $765,000 were recorded during the nine months ended September 30, 2000.

(4) Combined Financial Information--Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

         Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

                                                                     December 31,           September 30,
                                                                         2000                    2001
                                                                 --------------------     ------------------
                                                                                             (unaudited)
Total Assets (including notes receivable of $1,297,726,000 at
   December 31, 2000 and $1,298,117,000 at September 30,
   2001 and related interest receivable)........................ $    1,322,101,000     $    1,359,075,000
                                                                  =================      =================
Total Liabilities and Capital (including notes payable of
   $1,297,726,000 at December 31, 2000 and $1,298,117,000
   at September 30, 2001 and related interest payable).......... $    1,322,101,000     $    1,359,075,000
                                                                  =================      =================


                                                                       Nine Months Ended September 30,
                                                                        2000                    2001
                                                                 -------------------     -------------------

Interest Income................................................. $      109,687,000    $       109,687,000
                                                                  =================     ==================
Interest Expense................................................ $      109,687,000    $       109,687,000
                                                                  =================     ==================
Net Income...................................................... $               --    $                --
                                                                  =================     ==================

(5) Recent Accounting Pronouncement

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

         In July 2001, the FASB issued Statement No. 141 "Business Combinations" ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not believe that the provisions of SFAS 141 and SFAS 142 will have a material effect on its financial position or results of operations.

(6) Subsequent Events

           On October 31, 2001, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III announced that THCR is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. Each of the Trump AC Mortgage Notes, having an aggregate semi-annual interest payment of approximately $73,125,000 which was due on November 1, 2001, is affected. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. THCR intends to pay interest upon the completion of a successful negotiation.

           Pursuant to each of the indentures governing the Trump AC Mortgage Notes, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

           The ability of the Registrants to repay their current and long-term indebtedness when due will depend on the ability of Trump AC to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity, especially in light of New York State's recent approval of the largest gambling package in the State's history as a consequence of the September 11, 2001 terrorist attacks on the World Trade Center and the subsequent effects on New York's then already softening economy. The future operating performance of Trump AC and its ability to refinance its debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Trump AC will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources and Liquidity

         Cash flows from operating activities are Trump AC's principal source of liquidity. Although Trump AC expects to have sufficient liquidity to meet its obligations during 2001, management cannot make any assurances regarding Trump AC's ability to make future payments in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. Cash flow is managed based upon the seasonality of the operations. Any excess cash flow achieved from operations during peak periods is utilized to subsidize non-peak periods when necessary.

         On October 31, 2001, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III announced that THCR is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. Each of the Trump AC Mortgage Notes, having an aggregate semi-annual interest payment of approximately $73,125,000 which was due on November 1, 2001, is affected. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history. THCR intends to pay interest upon the completion of a successful negotiation.

         Pursuant to each of the indentures governing the Trump AC Mortgage Notes, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

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

         Capital expenditures for Trump AC were $12,802,000 and $5,588,000 for the nine months ended September 30, 2000 and 2001, respectively. Capital expenditures for Trump Plaza were $3,961,000 and $1,626,000 and for the Taj Mahal were $8,166,000 and $4,004,000 for the nine months ended September 30, 2000 and 2001, respectively.

         The ability of the Registrants to repay their current and long-term indebtedness when due will depend on the ability of Trump AC to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations may not be sufficient to repay a substantial portion of the principal amount of the debt at maturity, especially in light of New York State's recent approval of the largest gambling package in the State's history as a consequence of the September 11, 2001 terrorist attacks on the World Trade Center and the subsequent effects on New York's then already softening economy. The future operating performance of Trump AC and its ability to refinance its debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Trump AC will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital.

Results of Operations: Operating Revenues and Expenses

         The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates, its results of operations are not discussed below.

         Comparison of Three-Month Periods Ended September 30, 2000 and 2001. The following tables include selected data of Plaza Associates and Taj Associates for the three months ended September 30, 2000 and 2001 (Trump AC also includes TCS and Trump Administration; which are not separately disclosed).




                                                                   Three Months Ended September 30,
                                       ----------------------------------------------------------------------------------
                                           2000           2001           2000           2001          2000       2001
                                           Plaza          Plaza           Taj            Taj          Total      Total
                                        Associates     Associates     Associates     Associates    Trump AC *  Trump AC *
                                       ----------------------------------------------------------------------------------
                                                                      (in thousands)
Revenues:
    Gaming........................... $      90,398 $     88,545 $     155,642 $      148,778 $    246,040 $    237,323
    Other............................        21,427       19,507        32,928         31,137       54,355       50,644
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Gross Revenues...................       111,825      108,052       188,570        179,915      300,395      287,967
    Less: Promotional Allowances.....        15,850       13,912        24,344         20,838       40,194       34,750
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Net Revenues.....................        95,975       94,140       164,226        159,077      260,201      253,217
                                       ------------  -----------  ------------    -----------  -----------  -----------
Costs & Expenses:
    Gaming...........................        55,543       51,825        81,969         80,342      137,512      132,167
    Other............................         5,400        4,904         9,475          9,530       14,875       14,434
    General & Administrative.........        17,711       15,854        25,492         25,232       43,211       41,095
    Depreciation & Amortization......         4,330        3,083         8,844          8,369       13,174       11,452
    Trump World's Fair closing ......            29           --            --             --           29           --
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Total Costs and Expenses.........        83,013       75,666       125,780        123,473      208,801      199,148
                                       ------------  -----------  ------------    -----------  -----------  -----------
Income from Operations...............        12,962       18,474        38,446         35,604       51,400       54,069
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Interest and Other Income..........           118           98           350            122          880          463
  Interest Expense...................       (12,069)     (12,046)      (23,304)       (23,397)     (38,494)     (38,529)
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Total Non-Operating Expense........       (11,951)     (11,948)      (22,954)       (23,275)     (37,614)     (38,066)
                                       ------------  -----------  ------------    -----------  -----------  -----------
Net Income .......................... $       1,011 $      6,526 $      15,492 $       12,329 $     13,786 $     16,003
                                       ============  ===========  ============    ===========  ===========  ===========


* Intercompany eliminations and expenses of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.


                                                                     Three Months Ended September 30,
                                        -----------------------------------------------------------------------------------------

                                             2000           2001            2000           2001          2000            2001
                                             Plaza          Plaza            Taj            Taj          Total           Total
                                          Associates     Associates      Associates     Associates     Trump AC        Trump AC
                                        -----------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Table Game Revenues..................   $    26,004   $      25,522   $      53,697    $   48,521    $    79,701    $    74,043
Incr (Decr) over Prior Period........                 $        (482)                   $   (5,176)                  $    (5,658)
Table Game Drop......................   $   185,079   $     154,517   $     301,864    $  269,852    $   486,943    $   424,369
Incr (Decr) over Prior Period........                 $     (30,562)                   $  (32,012)                  $   (62,574)
Table Win Percentage.................          14.1%           16.5%           17.8%         18.0%          16.4%          17.5%
Incr (Decr) over Prior Period........                           2.4 pts                       0.2 pts                       1.1 pts
Number of Table Games................            97             100             143           139            240            239
Incr (Decr) over Prior Period........                             3                            (4)                           (1)

Slot Revenues........................   $    64,394   $      63,023   $      95,888    $   94,199    $   160,282    $   157,222
Incr (Decr) over Prior Period........                 $      (1,371)                   $   (1,689)                  $    (3,060)
Slot Handle..........................   $   833,534   $     794,048   $   1,219,587    $1,235,099    $ 2,053,121    $ 2,029,147
Incr (Decr) over Prior Period........                 $     (39,486)                   $   15,512                   $   (23,974)
Slot Win Percentage..................           7.7%            7.9%            7.9%          7.6%           7.8%           7.7%
Incr (Decr) over Prior Period........                           0.2 pts                      (0.3) pts                     (0.1) pts
Number of Slot Machines..............         2,867           2,868           4,552         4,827          7,419          7,695
Incr (Decr) over Prior Period........                             1                           275                           276

Poker Revenues.......................            --              --   $       5,388    $    5,478    $     5,388    $     5,478
Incr (Decr) over Prior Period........                            --                    $       90                   $        90
Number of Poker Tables...............            --              --              66            68             66             68
Incr (Decr) over Prior Period........                            --                             2                             2

Other Gaming Revenues................            --              --   $         669    $      580    $       669    $       580
Incr (Decr) over Prior Period........                            --                    $      (89)                  $       (89)



Total Gaming Revenues................   $    90,398   $      88,545   $     155,642    $  148,778    $   246,040    $   237,323
Incr (Decr) over Prior Period........                 $      (1,853)                   $   (6,864)                  $    (8,717)


Number of Guest Rooms................           904             904           1,250         1,250          2,154          2,154
Occupancy Rate.......................          96.6%           94.3%           98.8%         97.4%          97.9%          96.1%
Average Daily Rate (Room Revenue)....   $     82.13   $       85.62   $       90.34    $    88.69    $     86.94    $     87.43

         Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was caused by both table games and slot activity. Table game revenues decreased by approximately $5,658,000 or 7.1% from the comparable period in 2000 due to a decrease in table drop at both the Taj Mahal and Trump Plaza. Table drop was negatively affected by decreased activity from premium international table game customers, a weak domestic market as well as the negative national economic impacts of the September 11, 2001 terrorist attacks. Overall Trump AC's table win percentage increased to 17.5% from 16.4% in the comparable period in 2000. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.1% and 16.1% for the quarters ended September 30, 2000 and 2001, respectively.

         Slot revenues decreased by approximately $3,060,000 or 1.9% from the comparable period in 2000 primarily as a result of the negative national economic impacts of the September 11, 2001 terrorist attacks.

         Promotional allowances decreased by approximately $5,444,000 or 13.5% from the comparable period in 2000 due primarily to decreased cash complimentaries at the Taj Mahal associated with decreased table game revenues.

         Gaming expenses decreased by approximately $5,345,000 or 3.9% from the comparable period in 2000. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased gaming revenues.

         General and Administrative expenses decreased by approximately $2,116,000 or 4.9% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased entertainment and regulatory expenses. Expense decreases at Trump Plaza were primarily due to decreased insurance and advertising expenses.

         Comparison of Nine-Month Periods Ended September 30, 2000 and 2001. The following table includes selected data of Plaza Associates and Taj Associates for the nine months ended September 30, 2000 and 2001 (Trump AC also includes TCS and Trump Administration; which were not separately disclosed).

                                                               Nine Months Ended September 30,
                                      -----------------------------------------------------------------------------------
                                          2000           2001            2000           2001         2000         2001
                                          Plaza          Plaza            Taj            Taj         Total        Total
                                       Associates     Associates      Associates     Associates   Trump AC *   Trump AC *
                                      -----------------------------------------------------------------------------------
                                                                       (in thousands)
Revenues:
    Gaming........................... $     249,462 $    249,615  $    414,934 $      400,679 $    664,396  $   650,294
    Other............................        57,518       55,211        85,063         82,399      142,581      137,610
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Gross Revenues...................       306,980      304,826       499,997        483,078      806,977      787,904
    Less: Promotional Allowances.....        41,724       39,863        60,896         54,403      102,620       94,266
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Net Revenues.....................       265,256      264,963       439,101        428,675      704,357      693,638
                                       ------------  -----------  ------------    -----------  -----------  -----------
Costs & Expenses:
    Gaming...........................       158,178      155,856       228,975        227,053      387,153      382,909
    Other............................        15,440       14,348        26,490         27,234       41,930       41,582
    General & Administrative.........        52,873       49,540        75,681         74,422      128,599      124,041
    Depreciation & Amortization......        12,086       11,380        27,036         25,241       39,122       36,621
    Trump World's Fair closing ......           765           --            --             --          765           --
                                       ------------  -----------  ------------    -----------  -----------  -----------
    Total Costs and Expenses.........       239,342      231,124       358,182        353,950      597,569      585,153
                                       ------------  -----------  ------------    -----------  -----------  -----------
Income from Operations...............        25,914       33,839        80,919         74,725      106,788      108,485
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Interest and Other Income..........           377          687           862            647        2,521        2,144
  Interest Expense...................       (35,796)     (36,087)      (70,106)       (69,924)    (115,290)    (115,294)
                                       ------------  -----------  ------------    -----------  -----------  -----------
  Total Non-Operating Expense........       (35,419)     (35,400)      (69,244)       (69,277)    (112,769)    (113,150)
                                       ------------  -----------  ------------    -----------  -----------  -----------
Net Income/(Loss).................... $      (9,505) $    (1,561) $     11,675 $        5,448 $     (5,981) $    (4,665)
                                       ============  ===========  ============    ===========  ===========  ===========

* Intercompany eliminations and expenses of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

                                                                      Nine Months Ended September 30,
                                        ------------------------------------------------------------------------------------------
                                             2000           2001            2000           2001          2000            2001
                                             Plaza          Plaza            Taj            Taj          Total           Total
                                          Associates     Associates      Associates     Associates     Trump AC        Trump AC
                                        ------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)
Table Game Revenues..................   $    73,636   $     73,890   $     142,012   $   126,028    $   215,648    $    199,918
Incr (Decr) over Prior Period........                 $        254                   $   (15,984)                  $    (15,730)
Table Game Drop......................   $   498,442   $    436,748   $     823,293   $   755,024    $ 1,321,735    $  1,191,772
Incr (Decr) over Prior Period........                 $    (61,694)                  $   (68,269)                  $   (129,963)
Table Win Percentage.................          14.8%          16.9%           17.2%         16.7%          16.3%           16.8%
Incr (Decr) over Prior Period........                      2.1 pts                          (0.5) pts                       0.5 pts
Number of Table Games................            96             99             143           141            239             240
Incr (Decr) over Prior Period........                            3                            (2)                             1

Slot Revenues........................   $   175,826   $    175,725   $     256,366   $   257,620    $   432,192    $    433,345
Incr (Decr) over Prior Period........                 $       (101)                  $     1,254                   $      1,153
Slot Handle..........................   $ 2,250,180   $  2,269,911   $   3,297,809   $ 3,373,170    $ 5,547,989    $  5,643,081
Incr (Decr) over Prior Period........                 $     19,731                   $    75,361                   $     95,092
Slot Win Percentage..................           7.8%           7.7%            7.8%          7.6%           7.8%            7.7%
Incr (Decr) over Prior Period........                         (0.1) pts                     (0.2) pts                      (0.1) pts
Number of Slot Machines..............         2,831          2,850           4,548         4,696          7,379           7,546
Incr (Decr) over Prior Period........                           19                           148                            167

Poker Revenues.......................            --             --   $      14,720   $    15,353    $    14,720    $     15,353
Incr (Decr) over Prior Period........                           --                   $       633                   $        633
Number of Poker Tables...............            --             --              65            67             65              67
Incr (Decr) over Prior Period........                           --                             2                              2

Other Gaming Revenues................            --             --   $       1,836   $     1,678    $     1,836    $      1,678
Incr (Decr) over Prior Period........                           --                   $      (158)                  $       (158)

Total Gaming Revenues................   $   249,462   $    249,615   $     414,934   $   400,679    $   664,396    $    650,294
Incr (Decr) over Prior Period........                 $        153                   $   (14,255)                  $    (14,102)


Number of Guest Rooms................           904            904           1,250         1,250          2,154           2,154
Occupancy Rate.......................          91.0%          92.2%           94.0%         95.3%          92.8%           94.0%
Average Daily Rate (Room Revenue)....   $     79.44   $      81.56   $       84.90   $     80.97    $     82.65    $      81.22

     Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was caused by table games activity. Table game revenues decreased by approximately $15,730,000 or 7.3% from the comparable period in 2000 due to a decrease in table drop at both the Taj Mahal and Trump Plaza. Table drop was negatively affected by decreased activity from premium international table game customers, a weak domestic market as well as the negative national economic impacts of the September 11, 2001 terrorist attacks. Overall Trump AC's table win percentage increased to 16.8% from 16.3% in the comparable period in 2000. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.6% and 15.6% for the nine months ended September 30, 2000 and 2001, respectively.

     Slot revenues increased by approximately $1,153,000 or 0.3% from the comparable period in 2000 as a result of innovative marketing initiatives and managements efforts to improve the slot product on the casino floor which were partially offset by the negative national economic impacts of the September 11, 2001 terrorist attacks.

     Promotional allowances decreased by approximately $8,354,000 or 8.1% from the comparable period in 2000 due primarily to decreased cash complimentaries at the Taj Mahal associated with decreased table game revenues.

     General and Administrative expenses decreased by approximately $4,558,000 or 3.5% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased insurance, litigation and entertainment expenses. Expense decreases at the Trump Plaza were primarily due to decreased entertainment, insurance and advertising expenses.

Seasonality

     The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for a full year.

Important Factors Relating to Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in such statements. All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q relative to Trump AC's performance, trends in Trump AC's operations or financial results, plans, expectations, estimates and beliefs, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. In connection with certain forward-looking statements contained in this Quarterly Report on Form 10-Q and those that may be made in the future by or on behalf of the Registrants, the Registrants note that there are various factors that could cause actual results to differ materially from those set forth in any such forward-looking statements. The forward-looking statements contained in this Quarterly Report were prepared by management and are qualified by, and subject to, significant business, economic, competitive, regulatory and other uncertainties and contingencies, including the duration and severity of the current economic turndown in the Unites States and the aftermath of the September 11, 2001 terrorist attacks on New York, all of which are difficult or impossible to predict and many of which are beyond the control of the Registrants. Accordingly, there can be no assurance that the forward-looking statements contained in this Quarterly Report will be realized or that actual results will not be significantly higher or lower. Readers of this Quarterly Report should consider these facts in evaluating the information contained herein. In addition, the business and operations of the Registrants are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report. The inclusion of the forward-looking statements contained in this Quarterly Report should not be regarded as a representation by the Registrants or any other person that the forward-looking statements contained in this Quarterly Report will be achieved. In light of the foregoing, readers of this Quarterly Report are cautioned not to place undue reliance on the forward-looking statements contained herein.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

         Metelman Action; Settlement Agreement Approved by Court. As previously reported, on or about March 20, 2000, Mark Metelman, a stockholder of THCR, filed a class action suit in the Superior Court of New Jersey, Chancery Division, Atlantic County (Civil Action No. Atl-C43-00) against THCR and each member of the Board of Directors of THCR, claiming that a third party made an offer to purchase THCR, and that one or more members of the Board of Directors wrongly failed to consider the supposed offer. On October 12, 2000, after the Court dismissed the complaint upon a motion by the defendants, the plaintiff refiled the complaint as a stockholder derivative action.

         On August 17, 2001, the Court approved a settlement agreement between the parties. No stockholders objected to the terms of the proposed offer. Pursuant to the settlement agreement, THCR has agreed that any future offers to purchase THCR will be initially reviewed by a Special Committee consisting of independent directors not affiliated with Donald Trump. The Special Committee may engage and/or consult with outside financial and legal advisors as it deems necessary and will make recommendations to the THCR Board of Directors concerning any such offers. Where either the Board of Directors or the Special Committee deems an offer to be substantial, the settlement requires THCR to advise THCR stockholders in a timely fashion. However, the Board of Directors will have ultimate decision making authority as to the response of THCR to any such offers.

         Castle Acquisition; Proposed Settlement. As previously reported, on October 16, 1996, stockholders of THCR filed derivative actions in the United States District Court, Southern District of New York (96 Civ. 7820), which were subsequently consolidated, against each member of the Board of Directors of THCR; THCR Holdings; Trump's Castle Associates, L.P., a New Jersey limited partnership of which THCR is a limited partner ("Trump's Castle"); Trump's Castle Hotel & Casino, Inc., a New Jersey corporation and the general partner of Trump's Castle ("TCHI"); Trump Casinos, Inc., a New Jersey corporation wholly-owned by Donald J. Trump ("TCI"); Trump Casinos II, Inc., a Delaware corporation wholly-owned by Donald J. Trump ("TCI- II"); and Salomon Brothers, Inc. ("Salomon"). As set forth more fully in the plaintiffs' Fourth Amended Shareholders' Derivative Complaint, the plaintiffs claimed that certain of the defendants breached their fiduciary duties (or aided or abetted such breaches) and engaged in wasteful and ultra vires acts in connection with THCR's and THCR Holdings' acquisition of Trump's Castle in October 1996 (the "Castle Acquisition"), and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiffs also alleged that various parties committed violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition. The plaintiffs sought removal of the directors of THCR, and an injunction, rescission and damages.

         In September 2001, without admitting any wrongdoing or liability, the parties entered into a stipulation of settlement (the "Stipulation"), subject to the Court's approval. The Court has scheduled a hearing for December 10, 2001 to determine the fairness and adequacy of the proposed settlement. Pursuant to the Stipulation, THCR sent to its stockholders on or about October 29, 2001, a notice of pendency therein outlining the terms of the proposed settlement, including such stockholders' right to object in writing to the proposed settlement and to appear at the settlement hearing.

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

     Not Applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5 -- OTHER INFORMATION

     Subsequent Events. On October 31, 2001, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III jointly filed a Current Report on Form 8-K with the SEC, attaching a copy of a press release issued by THCR and THCR Holdings as an exhibit thereto, announcing therein that THCR is seeking to negotiate the terms of the public debt and is withholding interest payments thereon until such time as discussions between THCR and the bondholders have been finalized. Each of the Trump AC Mortgage Notes, having an aggregate semi-annual interest payment of approximately $73,125,000 which was due on November 1, 2001, is affected. These interest amounts have been included in current liabilities at September 30, 2001. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, which includes six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. THCR intends to pay interest upon the completion of a successful negotiation.

     Pursuant to each of the indentures governing the Trump AC Mortgage Notes, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Cure Period") constitutes an "Event of Default" under which the trustee or the holders of 25% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately. Notwithstanding, the issuers may prevent the aforementioned Event of Default by paying the defaulted interest before the expiration of the Cure Period.

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

     None.

     b.  Current Reports on Form 8-K:

    The Registrants did not file any Current Reports on Form 8-K during the quarter ending September 30, 2001.

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


                                TRUMP ATLANTIC CITY ASSOCIATES
                                           (Registrant)


                                By:  TRUMP ATLANTIC CITY HOLDING, INC.,
                                     its Managing General Partner



Date:    November 14, 2001      By: /S/ FRANCIS X. MCCARTHY, JR.
                                    -----------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING, INC.
                                          (Registrant)


Date:      November 14, 2001    By: /S/ FRANCIS X. MCCARTHY, JR.
                                    -----------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING II, INC.
                                            (Registrant)


Date:      November 14, 2001    By: /S/ FRANCIS X. MCCARTHY, JR.
                                    -----------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRUMP ATLANTIC CITY FUNDING III, INC.
                                              (Registrant)


Date:      November 14, 2001    By: /S/ FRANCIS X. MCCARTHY, JR.
                                    -----------------------------------------
                                    Francis X. McCarthy, Jr.
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)