Form 10-K405
period 2001-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING III INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING INC
filed 2002-04-01
CIK 897729, 1052519, 1052517, 1006918

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to

                          Commission File No.: 333-643

                         Trump Atlantic City Associates
             (Exact Name of Registrant as Specified in its Charter)

             New Jersey                                         22-3213714
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)
  1000 Boardwalk at Virginia Avenue                               08401
      Atlantic City, New Jersey                                 (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 449-6515

                        Trump Atlantic City Funding, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                        22-3418939
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization )                      Identification Number)
    1000 Boardwalk at Virginia Avenue                             08401
        Atlantic City, New Jersey                              (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 449-6515

                      Trump Atlantic City Funding II, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                        22-3550202
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)
    1000 Boardwalk at Virginia Avenue                             08401
        Atlantic City, New Jersey                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 449-6515

                      Trump Atlantic City Funding III, Inc.
             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                        22-3550203
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)
    1000 Boardwalk at Virginia Avenue                             08401
        Atlantic City, New Jersey                               (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 449-6515
        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of March 29, 2002 was $0.

      The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of March 29, 2002 was $0.

      The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of March 29, 2002 was $0.

      As of March 29, 2002, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.

      As of March 29, 2002, there were 100 shares of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.

      As of March 29, 2002, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

                    Documents Incorporated by Reference-None.
================================================================================

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                                    FORM 10K
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS .................     1

     ITEM 1.    BUSINESS .................................................     1
                Recent Events ............................................     1
                General ..................................................     3
                Trump Plaza ..............................................     3
                Taj Mahal ................................................     5
                Trademark/Licensing ......................................     8
                Certain Indebtedness .....................................     8
                The Atlantic City Market .................................     9
                Competition ..............................................    10
                Seasonality ..............................................    13
                Gaming and Other Laws and Regulations ....................    13
     ITEM 2.    PROPERTIES ...............................................    18
                Trump Plaza ..............................................    18
                Taj Mahal ................................................    19
     ITEM 3.    LEGAL PROCEEDINGS ........................................    20
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......    21

PART II

     ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS ......................................    22
     ITEM 6.    SELECTED FINANCIAL DATA ..................................    22
     ITEM 7.    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ......................    23
     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK .....................................................    32
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..............    32
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE ......................    32
PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS ......    33
     ITEM 11.   EXECUTIVE COMPENSATION ...................................    36
     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT ...............................................    38
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...........    38

PART IV

     ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K ..............................................    39

SIGNATURES ...............................................................    45
     Trump Atlantic City Associates ......................................    46
     Trump Atlantic City Funding, Inc. ...................................    47
     Trump Atlantic City Funding II, Inc. ................................    48
     Trump Atlantic City Funding III, Inc. ...............................    49
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENTS SCHEDULES .........   F-1

                                     PART I

            IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

      This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plans," "forecasts" or "continue" or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control, including particularly the factors and forward-looking statements included in this report under the captions "Business; Recent Events"; "Business; Competition"; "Business; Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

ITEM 1. BUSINESS.

Recent Events

     As previously announced, Trump Hotels & Casino Resorts, Inc. ("THCR") is seeking to refinance or modify the terms of THCR's and its subsidiaries' public debt issues. The subsidiaries whose public debt may be affected include, among others: (i) Trump Atlantic City Associates ("Trump AC"), (ii) Trump Atlantic City Funding, Inc., a wholly-owned subsidiary of Trump AC ("Trump AC Funding"),
(iii) Trump Atlantic City Funding II, Inc., a wholly-owned subsidiary of Trump AC ("Funding II"), and (iv) Trump Atlantic City Funding III, Inc., a wholly-owned subsidiary of Trump AC ("Funding III," and together with Trump AC, Trump AC Funding, Funding II and Funding III, the "Registrants"). Management believes that, based on Trump AC's cash flow forecasts for 2002, Trump AC will have sufficient cash flow to meet its debt service and operating expense requirements throughout 2002. See "--Certain Indebtedness" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The primary reason to refinance or modify the Registrants' public debt is to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal," and together with Trump Plaza, the "Trump AC Properties"). The Atlantic City market is very competitive. Management believes that it is preferable to address the Trump AC Properties' anticipated capital resource needs before liquidity problems become acute. If refinancing or modifying the Registrants' public debt issues cannot be accomplished, the Registrants will consider other options. There can be no assurances, however, that any such alternatives could be successfully completed. See "-Competition"; "-Certain Indebtedness" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following debt issues of the Registrants may be affected: (i) Trump AC's and Trump AC Funding's 11-1/4% Mortgage Notes due 2006 (the "TAC I Notes"),
(ii) Trump AC's and Funding II's 11-1/4% Mortgage Notes due 2006 (the "TAC II Notes") and (iii) Trump AC's and Funding III's 11-1/4% Mortgage Notes due 2006 (the "TAC III Notes," and together with the TAC I Notes and the TAC II Notes, the "TAC Notes"). It is anticipated that refinancing or modifying the public debt issues of THCR and its subsidiaries, other than the Registrants, will be pursued in one or more separate transactions.

     The Registrants have retained financial advisors to provide financial advisory services in connection with these matters, which may proceed independently from discussions regarding THCR's and its other subsidiaries' debt issues. We have had discussions with a committee comprised of certain holders of the TAC Notes (the "TAC Notes Committee"). During such discussions, we apprised the TAC Notes Committee of our desire to reduce our interest expense and increase capital expenditures in order to compete effectively in an increasingly competitive market place. In particular, we suggested modifying the TAC Notes by lowering the interest rate thereon and extending the maturity date thereof. Modification of certain covenant restrictions was also suggested. This type of transaction would reduce interest expense and hopefully allow THCR to finance a capital improvements program, including the possible construction of additional hotel rooms at certain of its Atlantic City properties. Discussions to date with the TAC Notes Committee have not resulted in a transaction. If a proposal for the TAC Notes is ultimately agreed upon with the TAC Notes Committee, it would likely require various consents and approvals, including the consent of the holders of TAC Notes.

     In connection with discussions with the TAC Notes Committee, certain members thereof were provided with confidential information concerning THCR and certain of its subsidiaries, which is summarized in the preceding paragraph.

     There are no assurances as to any of the following:

      . That any proposal will be agreed upon with the TAC Notes Committee or any other bondholder constituencies;

      . That any proposal that is agreed upon with the TAC Notes Committee will be approved by other holders of the TAC Notes or that it will be consummated as proposed;

      . That any transaction that is consummated will not adversely affect the holders of THCR's and its subsidiaries' various debt securities or THCR's Common Stock;

      . That a transaction, if agreed to, will be completed by a specific date and time, if at all; or

      . That a transaction, if agreed to, will be approved by the New Jersey Casino Control Commission (the "CCC").

      The ability of the Registrants to pay interest on and the principal of the TAC Notes depends primarily on the ability of the Trump AC Properties to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also of primary importance. The Trump AC Properties have substantial indebtedness and debt service requirements. The future operating performance of the Trump AC Properties is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of Taj Associates (as defined herein) and Plaza Associates (as defined herein). There can be no assurance that the future operating performance of the Trump AC Properties will be sufficient to generate the cash flows required to meet the debt service obligations of the Registrants. The ability of the Registrants to pay the principal amount of TAC Notes at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Registrants will be conducive to refinancing debt at any given time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Pursuant to the indentures governing the TAC Notes, a default in the payment of interest when due and payable and which continues for 30 calendar days (the "Grace Period") constitutes an "Event of Default" under which the trustee or the holders of 25.0% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be due and payable immediately.

      The Registrants made the semi-annual interest payments due in November on the TAC Notes within the applicable Grace Period provided for by the relevant Indentures. Consequently, no Event of Default thereunder occurred. See "-Certain Indebtedness; Delayed Interest Payments."

            Arthur Andersen, LLP. Arthur Andersen, LLP ("Andersen") has been the independent auditors of THCR and its subsidiaries since THCR's initial public offering in June 1995, and has audited the financial statements included in this Annual Report on Form 10-K. On March 14, 2002, a federal indictment of Andersen was unsealed and made public in connection with matters unrelated to Andersen's past and current services to THCR and its subsidiaries. On the Motion of the New Jersey Division of Gaming Enforcement based upon the pendency of the indictment, the CCC, at a public meeting on March 27, 2002: (a) rescinded Andersen's exemption from licensure and required it to file a completed application for casino service industry licensure by April 27, 2002; and (b) entered a temporary prohibitory order prohibiting all New Jersey casino licensees and their holding, intermediary and subsidiary companies from conducting any direct or indirect business with Andersen and requiring that they terminate any ongoing business with Andersen by May 15, 2002. In its ruling, the CCC expressly stated that its objective was to allow a reasonable time to conclude pending business transactions and to provide New Jersey casino licensees with an opportunity to seek an extension of the deadline for terminating Andersen's services to prevent undue economic hardship. THCR's Board of Directors and the Audit Committee of THCR's Board of Directors, will undertake to change the appointment of Andersen as the independent auditors of THCR and its subsidiaries within the timeframe required by the CCC.

      SEC Investigation; Offer of Settlement Accepted by SEC. As previously reported, the Enforcement Staff (the "Staff") of the Northeast Regional Office of the Securities and Exchange Commission (the "Commission") had informed THCR that it was considering recommending that the Commission authorize the commencement of proceedings against THCR and its former Chief Executive Officer, charging that they violated the Securities Exchange Act of 1934, as amended (the "Exchange Act"), by issuing a earnings press release on October 25, 1999 (the "Earnings Release") that was materially false and misleading because it failed to disclose that $17.0 million of THCR's operating income in the third quarter of 1999 came from a one-time gain in connection with Taj Associates' September 1999 acquisition of the All Star Cafe restaurant from Planet Hollywood International, Inc.

      Without admitting or denying the allegations, THCR entered into an offer of settlement, dated January 10, 2001 (the "Offer"), with the Commission. Pursuant to the Offer, THCR covenanted to cease and desist from committing or causing any violations, and any future violations, of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. On January 16, 2002, the Commission accepted the Offer and issued an Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Exchange Act, Making Findings, and Issuing Cease-and-Desist Order. No fines were imposed by the Commission.

General

      Trump AC was originally formed under the name of Trump Plaza Holding Associates on February 17, 1993. Trump AC Funding was formed on January 30, 1996. Funding II and Funding III were formed on November 18, 1997. Trump Hotels & Casino Resorts Holdings, L.P., ("THCR Holdings"), is a general partner of Trump AC, and through its wholly-owned subsidiary, Trump Atlantic City Holding, Inc., the managing general partner of Trump AC ("Trump AC Holding"), beneficially owns 100.0% of Trump AC. THCR is the sole general partner of THCR Holdings. The common stock, par value $.01 per share (the "Common Stock"), of THCR is listed on the New York Stock Exchange under the symbol "DJT." Trump AC owns and operates the (i) Trump Plaza through Trump Plaza Associates, of which Trump AC owns 99.0% and Trump Atlantic City Corporation, a wholly-owned subsidiary of Trump AC ("TACC"), owns the remaining 1.0% ("Plaza Associates"), and (ii) the Taj Mahal through Trump Taj Mahal Associates, of which Trump AC owns 99.0% and TACC owns the remaining 1.0% ("Taj Associates"). Trump Plaza and Taj Mahal (together, the "Trump AC Properties") are located on the boardwalk in Atlantic City, New Jersey (the "Boardwalk"). THCR is the exclusive vehicle through which Donald J. Trump ("Mr. Trump" or "Trump") engages in new gaming activities in both emerging and established gaming jurisdictions.

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

      The following table profiles Trump AC's current casino and hotel capacity as of December 31, 2001:

                                         Trump Plaza
                                   ----------------------
                                   Main Tower  East Tower   Taj Mahal      Total
                                   ----------  ----------   ---------    -------
Gaming square footage ..........       73,975      13,933     158,680    246,588
Slot machines ..................        2,274         597       4,825      7,696
Table games ....................           88          --         207        295
Hotel rooms ....................          555         349       1,250      2,154

      Casino Services Agreement; Trump Administration. In December 2000, Trump Administration, a division of Taj Associates ("Trump Administration"), assumed the rights and responsibilities of Trump Casino Services, LLC, ("TCS") as a result of the merger of TCS with and into Taj Associates. TCS was formed in June 1996 to provide managerial, financial, accounting, purchasing, legal and other services (the "Casino Services") necessary and incidental to the operations of each of the THCR's casino properties, including the Taj Mahal and Trump Plaza, pursuant to a Second Amended and Restated Casino Services Agreement, dated January 1, 1998 (the "Casino Services Agreement"), by and among TCS, Plaza Associates, Taj Associates, Trump Castle Associates, L.P. ("Castle Associates"), the operator of the Trump Marina Hotel Casino ("Trump Marina"), and Trump Indiana, Inc. ("Trump Indiana"), the operator of the Trump Indiana Riverboat (the "Indiana Riverboat"). The Casino Services Agreement requires Plaza Associates, Taj Associates, Castle Associates and/or Trump Indiana, as the case may be, to pay Trump Administration all of the costs and expenses incurred by Trump Administration in providing the Casino Services, including without limitation, all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing the Casino Services as well as all overhead and other expenses incurred in the ordinary course of providing the Casino Services. The term of the Casino Services Agreement is ten years unless terminated earlier by any of the parties upon 90 days prior written notice to each of the other parties.

Trump Plaza

      General. Management believes that Trump Plaza's International Five Star Diamond Award from the American Academy of Hospitality Sciences reflects the high quality amenities and services that Trump Plaza seeks to provide to its casino patrons and hotel guests. Trump Plaza is conveniently located in the center of the Boardwalk at the end of the Atlantic City Expressway, the main highway into Atlantic City. Trump Plaza's central location appeals to patrons who drive to Atlantic City (commonly referred to as "drive-in" patrons) as well as those who take buses and other modes of transportation to Atlantic City and stroll the Boardwalk ("walk-in" or "bus" patrons). Management also believes that the public's association of Trump Plaza with Donald J. Trump and the "Trump" name significantly contributes to Trump Plaza's high-quality image. Trump Plaza's proximity to Atlantic City's Boardwalk Hall (the "Boardwalk Hall"), which was recently renovated into a modern, special events venue, is also believed to benefit the property.

      Facilities and Amenities

     Trump Plaza competes with other casinos on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. See "--Recent Events"; "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Trump Plaza property is comprised of two buildings, the Trump Plaza Main Tower which has 555 hotel rooms, including 73 suites, and the Trump Plaza East Tower which has 349 hotel rooms, including 67 suites. The property has 87,908 square feet of casino space, with 2,871 slot machines and 88 table games. Amenities and services include 18,157 square feet of convention space, an 800-seat cabaret theater, three cocktail lounges, eight restaurants, a player club, a health spa, an indoor pool, arcade, tennis courts and four retail outlets.

      The entry level of Trump Plaza's Main Tower includes a cocktail lounge, deli, coffee shop, pastry stop, buffet and three gift shops. The casino level houses the casino with an exclusive high-end slot area offering an ocean view. An enclosed walkway connects the Trump Plaza Main Tower at the casino level with the Boardwalk Hall. The Trump Plaza East Tower offers patrons an alternative smoke-free casino, also with windows overlooking the Boardwalk and ocean.

      Most of Trump Plaza's guest rooms have a view of the ocean. While rooms are of varying size, a typical guest room consists of approximately 400 square feet. The Trump Plaza's Main Tower also features 16 one-bedroom suites, 28 two bedroom suites and 18 "Super Suites." The Super Suites are located on the top two floors of the Trump Plaza Main Tower and offer luxurious accommodations and 24-hour butler and maid service.

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

      In 2001, Trump Plaza opened a new table gaming area adjacent to the Baccarat Pit to attract and cater specifically to Asian gaming customers. This area features an aggregate of 15 Asian-style games (e.g., Pai Gow Poker, etc.) in a separate gaming area themed with various elements of Asian decor. Trump Plaza also offers a noodle bar which offers special amenities targeted to attract and appeal to Asian customers.

      Trump World's Fair. In October 1999, Plaza Associates closed the Trump World's Fair (the "Trump World's Fair"). The demolition of the facility was completed in December 2001. The estimated cost of closing and dismantling the Trump World's Fair was approximately $124.8 million, including approximately $97.2 million for the writedown of the net book value of the assets and approximately $27.6 million of costs incurred in connection with the closing and demolition of the building.

      Business and Marketing Strategy

      A primary element of Trump Plaza's business strategy is to attract patrons who tend to wager more frequently and in larger denominations than the typical Atlantic City gaming customer. Trump Plaza's management team has launched a variety of initiatives to this end. These initiatives include targeted marketing and advertising campaigns directed to select groups of customers in the Boston-New York-Philadelphia-Washington, D.C. corridor and the introduction of new updated gaming products.

      In 2000 and 2001, management added a wide variety of new slot machines to both the Trump Plaza Main Tower and the Trump Plaza East Tower. Additionally, increased focus has been placed on providing excellent customer service to patrons while playing the slot machines.

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

      Entertainment. Trump Plaza offers headline entertainment as part of its strategy to attract high-end and cash patrons. Trump Plaza offers a variety of headline entertainment throughout the year. During the fiscal year ended December 31, 2001, there were 17 headline entertainment acts featured at Trump Plaza, including performances by Tom Jones, David Brenner, Jeffrey Osborne, Smokey Robinson, Natalie Cole, Penn & Teller, Carrot Top and America.

      Player Development. Plaza Associates currently employs gaming representatives (commonly called "Casino Hosts" or "Player Development Executives") to promote Trump Plaza and its amenities to existing and prospective Trump Plaza patrons. These gaming representatives promote special events, incentive giveaways and slot or table games tournaments by directly contacting patrons by telephone or in person. Trump Plaza's Casino Hosts also assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Trump Plaza's marketing base, Casino Hosts also solicit patrons to enroll in Trum2p Plaza's frequent player card program to receive their own individual Trump card (the "Trump Card").

      Promotional Activities. The Trump Card program constitutes a key element in Trump Plaza's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Trump Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Trump Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Trump Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the actual or projected amount of gaming revenues produced or to be produced. Player Development Executives and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is visiting the property.

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

      Credit Policy. Historically, Trump Plaza has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1999, 2000 and 2001, credit play as a percentage of total dollars wagered was approximately 22.8%, 23.2% and 19.0%, respectively. Trump Plaza establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balance, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Plaza Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at Trump Plaza's discretion.

      Bus Program. Trump Plaza also has a bus program which transports an average of 1,300 gaming patrons per day during the weekdays and an average of 2,500 gaming patrons per day on the weekends. Trump Plaza's bus program offers incentives and discounts to certain scheduled and chartered bus customers. The Trump Plaza Transportation Facility is connected to Trump Plaza by an enclosed pedestrian walkway, and provides patrons with immediate and secure access to the casino hotel from the bus and a comfortable lounge area to wait for return buses.

      Employees and Labor Relations

      As of December 31, 2001, Plaza Associates had approximately 2,600 full-time equivalent employees, of whom approximately 700 were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54, which covers most of those employees, expires on September 15, 2004. Management believes that its relationships with its employees are satisfactory.

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

Taj Mahal

      The Taj Mahal continues to rank first among all Atlantic City casinos in terms of total gaming revenues for the year ended December 31, 2001, as well as in each previous year since opening in 1990. Located on the northern end of the Boardwalk, the Taj Mahal, the largest Atlantic City casino hotel in terms of gaming positions, capitalizes on the widespread recognition and marquee status of the "Trump" name and its association with high quality amenities and first-class service as evidenced by its International Five Star Diamond Award from the American Academy of Hospitality Sciences. Management believes that the breadth and diversity of the Taj Mahal's casino, entertainment and convention facilities and its status as a "must see" attraction enable the Taj Mahal to attract a large portion of the gaming public who come to Atlantic City.

      The Taj Mahal opened the Casbah entertainment complex in June 2000, which management believes has become one of Atlantic City's most unique entertainment venues. The Casbah entertainment complex is adjacent to the Xanadu Theater on the Boardwalk. The complex features a Boardwalk level bar, a seasonal outdoor dining area with live entertainment and a centerpiece high-energy nightclub.

      Facilities and Amenities

      The Taj Mahal competes with other casinos on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. See "--Recent Events"; "--Competition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Taj Mahal consists of a 42-story hotel tower and contiguous low-rise structure sited on approximately 30.0 acres of land. The Taj Mahal offers 1,250 guest rooms, including 242 suites, 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 65,000 square feet of ballroom, meeting room and pre-function area space. The Taj Mahal features approximately 158,680 square feet of gaming space, which includes 207 table games, 4,825 slot machines and approximately 12,000 square-foot poker, keno and race simulcasting room with 67 poker tables. The casino offers Blackjack, Craps, Roulette, Baccarat, Caribbean Stud Poker, Big Six, Spanish 21, Let It Ride Poker and Three Card Poker. In addition, the Taj Mahal offers an Asian-themed table game area which offers 17 popular Asian table games, including Sic-Bo and Pai Gow Poker, targeted to attract and retain Taj Mahal's growing Asian clientele. As a special bonus to high-end players, the Taj Mahal offers three clubs for the exclusive use of selected customers: (i) the Maharajah Club, for high-end table game players, (ii) the President's Club, for high-end slot players, and (iii) the Bengal Club, for other preferred slot players. In addition, the Taj Mahal features a 20,000 square-foot multi-purpose entertainment complex known as the "Xanadu Theater," with seating capacity for up to approximately 1,200 persons which can be used as a theater, concert hall, boxing arena or exhibition hall (the "Taj Entertainment Complex"), and the Mark
G. Etess Arena, which comprises an approximately 63,000 square-foot exhibition hall and entertainment facility, which can accommodate seating for up to 5,200 persons.

      In 1999, Taj Associates expanded Taj Mahal's casino floor frontage on the Boardwalk by approximately 4,600 square feet, accommodating the addition of approximately 200 slot machines. In 2000, Taj Associates expanded the Taj Mahal's casino floor by approximately 2,500 square feet, accommodating the addition of approximately 160 slot machines in the former Princess Lounge area whose entertainment program was moved to the bar located in Taj Mahal's hotel lobby. In 2001, Taj Associates expanded the Taj Mahal's casino floor by approximately 3,800 square feet accommodating the addition of approximately 215 slot machines.

      To increase dining opportunities for customers, the Hard Rock Cafe, the All Star Cafe and the Stage Deli of New York were opened at the Taj Mahal in November 1996, April 1997 and September 1997, respectively. In September 1999, Taj Associates assumed operations of the All Star Cafe, which Taj Mahal continued to operate, and eventually remodeled and incorporated into the Casbah entertainment complex, which opened in June 2000. Management believes that the Casbah entertainment complex has since become one of Atlantic City's most unique entertainment venues. The Casbah entertainment complex features a centerpiece high-energy nightclub, seasonal outdoor dining with live entertainment and a Boardwalk lobby bar, all adjacent to the Xanadu Theater on the Boardwalk. See "Properties; Taj Mahal."

      Business and Marketing Strategy

      In 2001, the Taj Mahal expanded its casino floor by approximately 3,800 square feet, accommodating the addition of approximately 215 slot machines. The Taj Mahal intends to reconfigure its casino floor, subject to approval by the CCC, on an ongoing basis, to accommodate perceived changes in patron demand. Management systematically monitors the configuration of the casino floor and the types of games offered to patrons with a focus towards appealing to patrons' tastes and correcting inefficiencies. As new games are approved by the CCC, management determines whether to integrate them into the casino floor. In January 2001, "Three Card Poker" was added.

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

      Entertainment. Management believes headline entertainment, as well as other sporting and entertainment events, is an effective means of attracting and retaining gaming patrons. The Xanadu Theater, together with the Mark Etess Arena (an approximately 63,000 square-foot exhibition hall facility), afford the Taj Mahal more flexibility in the use of its larger entertainment arena for sporting and other headline attractions. The Taj Mahal regularly engages popular musicians and entertainment personalities, and will continue to emphasize weekend marquee events, such as high visibility sporting events, festivals and contemporary concerts to maintain the highest level of glamour and excitement at the Taj Mahal. Mid-week uses for the facilities have included convention events and casino marketing sweepstakes. In 2001, Taj Mahal was the site of many major entertainment events, including performances by Luciano Pavarotti, Brooks and Dunn, Alan Jackson and Russell Watson.

      Player Development. Taj Associates employs marketing representatives as a means of attracting high-end slot and table gaming patrons to the property and to host special events, offer incentives and maintain and expand the property's player base. Casino hosts assist patrons on the casino floor, arrange room and dinner reservations and provide general assistance. To increase Taj Mahal's marketing base, casino hosts also solicit patrons to enroll in Taj Mahal's frequent player card program to receive their own individual Taj card (the "Taj Card"). See "Promotional Activities."

      The Taj Mahal also plans to continue the development of its slot and coin programs through direct mail and targeted marketing campaigns focusing on the high-end and mid-level player. The Taj Mahal's customer bus-in program, has been an important component of player development, and will continue to focus on tailoring its player base and maintaining a low-cost package.

      Promotional Activities. The Taj Card program constitutes a key element in the Taj Mahal's direct marketing program. Both table and slot machine players are encouraged to register for, and utilize, their personalized Taj Card to earn various complimentaries and incentives based upon their level of play. Before the commencement of play, the cardholder inserts his or her Taj Card into a card reader attached to the slot machine or, in the case of a table game, gives his or her Taj Card to the floor person. Cardholders can switch machines or tables as often as they like without losing any credit. Computer systems record data about the cardholder, including playing preferences, frequency and denomination of play and the amount of gaming revenues produced. Marketing and management personnel are then able to identify and monitor the location of the cardholder and the frequency and denomination of such cardholder's play. They can also use this information to provide attentive service to the cardholder while the patron is visiting the property.

      The Taj Mahal also designs promotional offers, through the deployment of direct mailing and telemarketing strategies, to attract and retain gaming patrons who are reasonably expected to provide revenues based upon their historical gaming patterns. Such information is gathered on slot wagering by the Taj Card and on table game wagering by the casino game supervisors. Historically, promotional activities have included selective mailings of vouchers for complimentary slot machine play and special events programs, gift giveaways, sweepstakes and special competitions. Management continuously reviews its promotional programs to attract and retain Taj Mahal patrons.

      The Taj Mahal also routinely hosts slot machine and table game tournaments in which cash prizes are offered to a select group of players invited to participate in the tournament based upon their tendency to play. Special events such as "Slot Sweepstakes" and "bingo" are designed to increase mid-week business. Players at these tournaments also tend to play on the casino floor at their own expense during "off-hours" of the tournament. At times, tournament players are also offered special dining and entertainment privileges that encourage them to remain at the Taj Mahal. Tiered gift programs tailored to various levels of players are utilized to enhance volumes on certain days of the month. During 2001, the Taj Mahal hosted a variety of special table game tournaments, including Baccarat, Blackjack and Craps, among others, as well as hosted the U.S. Poker Championship.

      Credit Policy. Historically, the Taj Mahal has extended credit on a discretionary basis to certain qualified patrons. For the years ended December 31, 1999, 2000 and 2001, the Taj Mahal's credit play as a percentage of total dollars wagered was approximately 23.7%, 22.6% and 20.5%, respectively. The Taj Mahal establishes credit limits based upon the particular patron's creditworthiness, as determined by an examination of the following criteria: (i) checking the patron's personal checking account balance, (ii) performing a credit check on each domestic patron and (iii) checking the patron's credit limits and indebtedness at all casinos in the United States, as well as many island casinos. The determination of a patron's creditworthiness is performed for continuing patrons on a yearly basis or more frequently if Taj Associates deems a re-determination of creditworthiness is warranted. In addition, depositing of markers is regulated by the state of New Jersey. Markers in increments of amounts up to and including $1,000 are deposited in a maximum of seven days; markers in increments of $1,001 to $5,000 are deposited in a maximum of 14 days; and markers in increments of $5,001 and over are deposited in a maximum of 45 days. Markers may be deposited sooner at the request of patrons or at the Taj Mahal's discretion.

      Employees and Labor Relations

      As of December 31, 2001, Taj Associates had approximately 4,400 full-time equivalent employees for the operation of the Taj Mahal, approximately 1,360 of whom were covered by collective bargaining agreements. The collective bargaining agreement with Local No. 54, which covers most of those employees, expires on September 15, 2004. Management believes that its relationship with its employees is satisfactory.

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

Certain Indebtedness

      TAC I Notes. In connection with THCR's acquisition of the Taj Mahal in April 1996 (the "Taj Acquisition"), Trump AC and Trump AC Funding issued, in an underwritten public offering, mortgage notes in the principal amount of $1.2 billion, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC I Notes"). The obligations evidenced by the TAC I Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes were issued pursuant to an indenture agreement, dated as of April 17, 1996 (the "TAC I Note Indenture"), by and among Trump AC and Trump AC Funding, as issuers, Plaza Associates, Taj Associates and The Trump Taj Mahal Corporation, , as guarantors, and the Trustee. The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes."

      TAC II Notes. In December 1997, Trump AC and Funding II issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $75.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC II Notes"). The TAC II Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC II
Note Indenture"), by and among Trump AC and Funding II, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes."

      TAC III Notes. In December 1997, Trump AC and Funding III issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $25.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the "TAC III Notes," and together with the TAC I Notes and TAC II Notes, the "TAC Notes"). The TAC III Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the "TAC III Note Indenture"), by and among Trump AC and Funding III, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes."

      Other Indebtedness. In addition to the foregoing, Trump AC's long-term indebtedness includes approximately $16.6 million of indebtedness, including, as of December 31, 2001, approximately $1.2 million due under outstanding mortgage notes.

      Delayed Interest Payments. On October 31, 2001, THCR issued a press release and filed a Current Report on Form 8-K with the Commission, therein announcing that THCR and the Registrants were seeking to negotiate the terms of its public debt, including the TAC Notes, and was withholding interest payments thereon until such time as discussions between THCR and the bondholders had commenced.

      On November 28, 2001, THCR and the Registrants issued a press release and filed a Current Report on Form 8-K with the Commission, therein announcing that THCR and the Registrants were making interest payments on the overdue debt issues within the applicable grace periods. On November 29, 2001 aggregate amounts of $68.1 million, $4.3 million and $1.4 million were paid with respect to the interest payments on the TAC I Notes, TAC II Notes and TAC III Notes, respectively, which had been due on November 1, 2001. See "-Recent Events"; "-Competition; New York State Legislation"; "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Exhibits, Financial Statement Schedules and Reports on Form 8-K."

The Atlantic City Market

      Atlantic City is located along the New York-Philadelphia-Baltimore-Washington, D.C. corridor, with nearly 30.0 million people living within a three-hour driving distance of Atlantic City. Management believes that the foregoing statistic, coupled with the many community improvements either recently completed, currently underway or anticipated in Atlantic City, bode well for Atlantic City's potential as a destination town since gambling was legalized in Atlantic City by voter referendum in 1976. Construction projects recently completed or currently in progress in Atlantic City include the following: (i) the $330.0 million Atlantic City - Brigantine Connector which was completed in July 2001, which connects the Atlantic City Expressway to the Marina District and H-Tract and the nearby residential city of Brigantine (the "Atlantic City - Brigantine Connector") and (ii) the $90.0 million refurbishment of the Boardwalk Hall into a 10,000 to 14,000-seat special events venue, which was completed in the summer of 2001 and has the potential to attract major entertainers and strong regional boxing matches. Construction projects recently announced include the development of a $76 million retail and entertainment complex adjoining the Grand Boulevard entrance to the City of Atlantic City. Ground breaking on approximately 300,000 square feet of space, accommodating 60 to 70 stores, is expected to take place by the summer of 2002 with completion expected by the fall of 2003.

      The Atlantic City market has demonstrated continued, though modest, growth despite the recent proliferation of new gaming venues across the country. Gaming revenues in the 12 casino hotels located in Atlantic City increased slightly in 2001 as compared to 2000, generating approximately $4.3 billion each year. From 1997 to 2001, total gaming revenues in Atlantic City have increased approximately 10.1%, while hotel rooms increased by 3.2% during the same period. Although total visitor volume to Atlantic City remained relatively constant in 2001, the volume of bus customers decreased to 8.0 million in 2001 from 9.1 million in 2000, also representing a decline from 9.9 million in 1997. The volume of customers traveling by other means to Atlantic City has grown from
24.0 million in 1997 to 26.0 million in 2001.

      During the last five years, however, overall casino revenue growth in Atlantic City has lagged behind that of other traditional gaming markets, principally Las Vegas, Nevada. Management believes that this relatively slower growth is primarily attributable to three key factors, Atlantic City's (i) shortage of hotel rooms, (ii) more stringent regulatory environment and (iii) infrastructure problems. First, there are currently only 12 casinos in Atlantic City, as compared to approximately 43 casinos located on the Las Vegas Strip. Until 1996, there had been no significant additions to hotel capacity in Atlantic City, and the last totally new property constructed in Atlantic City was the Taj Mahal in 1990, whereas Las Vegas has experienced a boom in recent hotel constructions, including the Bellagio in 1998, the Venetian, Paris and Mandalay Bay in 1999 and the Aladdin in August 2000, and the addition of rooms to existing hotels. Both markets have exhibited a strong correlation between hotel room inventory and total casino revenues. Second, the regulatory environment and infrastructure problems in Atlantic City have made it more difficult and costly to operate a casino in Atlantic City as compared to Las Vegas. Overall regulatory costs and tax levies in New Jersey have exceeded those in Nevada since gambling was legalized in Atlantic City in 1976, and there is generally a higher level of regulatory oversight in New Jersey than in Nevada. Third, management believes that the infrastructure problems of Atlantic City, manifested by impaired accessibility to the casinos, downtown Atlantic City congestion and the structural decay of the areas immediately surrounding the casinos, have impacted the public's perception of Atlantic City as a desirable recreational location. Management believes, however, that the development projects recently completed or currently underway in Atlantic City, particularly the construction of the new $268.0 million Atlantic City Convention Center completed in May 1997 and the Atlantic City - Brigantine Connector, completed in July 2001, will enhance Atlantic City's public perception as a favorable convention and destination location, although no assurances can be given. Moreover, no assurances can be given that the Atlantic City - Brigantine Connector will alleviate the traffic congestion as originally proposed. See "-Gaming and Other Laws and Regulations."

      Total Atlantic City slot revenues increased 1.7% in 2001 from 2000, continuing a trend of increases over the past nine years. From 1997 through 2001, slot revenue growth in Atlantic City has averaged 3.7% per year. Total table game revenue decreased by 4.1% in 2001 from 2000, while table game revenue from 1997 to 2001 has decreased on average approximately 0.3% per year. Management believes the slight decrease in table game revenue is primarily attributable to two factors. First, the slot product has been significantly improved in recent years. Bill and coupon acceptors, new slot machines, video poker, themed slot machines and other improvements have been effective in increasing the popularity in slot play to guests who tend to gamble more for entertainment value, as compared to guests who are more interested in playing table games. During the past couple of years, casino operators in Atlantic City have opted to increase their number of slot machines in favor of table games due to increased popularity of slot play to the Atlantic City patron and to slot machines' comparatively higher profitability margin resulting from lower labor and support costs. Since 1997, the number of slot machines in Atlantic City have increased by 6.9%, while the number of table games has decreased by 14.0%. Slot revenues increased from 69.4% of total casino revenues in 1997 to 72.8% in 2001. The second possible reason for the historical slight decrease in table game revenue is that table game players tend to typically be higher-end players who are more likely to be interested in overnight stays and other amenities. During the peak spring and summer seasons and weekends, room availability in Atlantic City has typically proven to be inadequate in meeting demand, indirectly making it difficult for casino operators and hosts to aggressively promote table play to potential higher-end table game customers.

      Atlantic City's new $268.0 million Convention Center, completed in May 1997, with approximately 500,000 square feet of exhibition and pre-function space, 45 meeting rooms, food-service facilities and an underground parking garage accommodating up to 1,600 cars, is located at the base of the Atlantic City Expressway, and is currently the second largest convention center in the Northeast. Atlantic City's original convention center is located on the Boardwalk, physically connected to the Trump Plaza, and is owned by the New Jersey Sports and Exposition Authority (the "NJSEA"). Its East Hall, which was constructed in 1929 and is listed on the National Register of Historic Places, completed a $90.0 million renovation which was completed in the summer of 2001 with funding approved by the CRDA in February 1999. These improvements, while preserving the historic features of this landmark, converted the East Hall into a modern special events venue which includes new seating for 10,000 to 14,000 people in its main auditorium, new lighting, sound and television-ready wiring systems. Management believes that the East Hall will have the potential to attract major entertainers and showcase popular boxing events, although no assurances can be given.

      In the fall of 1998, the South Jersey Transportation Authority (the "SJTA") commenced the Atlantic City - Brigantine Connector consisting of the construction of an approximate 2.2 mile roadway and tunnel system in Atlantic City which, connects the Atlantic City Expressway to (i) the Marina District, where the Trump Marina is located, (ii) the H-Tract, which has been Atlantic City's focal point for new casino construction and (iii) the nearby residential city of Brigantine. The Atlantic City - Brigantine Connector was completed in the summer of 2001 at an estimated cost of $330.0 million.

      Several major infrastructure improvements have been completed in Atlantic City in the past several years. In 1998, an $88.0 million "Grand Boulevard" corridor linking the new Atlantic City Convention Center with the Boardwalk was completed. Also in 1998, the CRDA undertook a $20.8 million beautification project for the five-block Virginia and Maryland Avenue corridor which connects the 30-acre Boardwalk site of the Taj Mahal to Absecon Boulevard (Route 30), one of Atlantic City's principal access roadways. This comprehensive project included the repair, resurfacing and resignalizing of these roads and the installation of new roadside lighting, the acquisition and demolition of deteriorated structures on Virginia Avenue and, to a lesser extent, Maryland Avenue, and the installation and maintenance of roadside landscaping on those sites, the construction of a 26-unit subdivision of two-story, single unit and duplex residences which will front on opposing sides of Virginia Avenue, and the improvement of the exterior facades of selected Virginia Avenue and other structures, with consents of the owners, to achieve a harmony and continuity of design among closely proximate properties. Construction of the roadway and housing elements of this project was completed in the summer of 2000. See "-Competition."

Competition

      Atlantic City. Competition in the Atlantic City market remains intense. The Trump AC Properties compete with other casino hotels located in Atlantic City as well as with each other. At the present time, there are 12 casino hotels located in Atlantic City, including the Trump AC Properties, all of which compete for patrons. The Trump AC Properties compete with other casinos on the basis of service and quality and extent of amenities. For this reason, substantial capital expenditures are required from time to time to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City, including the expansion at Harrah's, Hilton, Caesar's, Resorts, Sands, Showboat, Tropicana and Bally's Wild West Casino, which intensifies competitive pressures in the Atlantic City market.

      In September 2000, Boyd Gaming and MGM Mirage Inc. ("MGM Mirage") commenced their joint development of a 25-acre site located in the Marina District for the construction of a Tuscan-style casino resort to be named the "Borgata." The Borgata will feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by mid-2003 and is estimated to cost approximately $1.0 billion. MGM Mirage also owns the 55-acre lot adjacent to the site committed to the Borgata, and in the first quarter of 2001, announced its intention to build an additional casino hotel on such site with a tentative completion date in 2005.

      In 1999, Park Place Entertainment, Inc. ("Park Place") completed the acquisition of Caesar's Casino Hotels from Starwoods Hotel & Resorts Worldwide, Inc. This acquisition included the Caesar's Atlantic City property, which is adjacent to Bally's Park Place and Wild West Casino hotel ("Bally's") owned by Park Place. In 2000, Park Place connected the Caesar's and Bally's properties with a $24.0 million connector, which included additional gaming space. In 2001, Park Place completed the acquisition of the Claridge Casino Hotel which is adjacent to Bally's. Park Place also commenced construction to connect Bally's and the Claridge with a $25.0 million connector to include additional retail and meeting space to be completed in the summer of 2002.

      During the first quarter of 2001, Aztar Corp. announced its plan to build a $225.0 million expansion of its Atlantic City Tropicana, including an additional 502 hotel rooms and a 200,000 square-foot retail, dining and entertainment complex with an expected completion date in the spring of 2004.

      Harrah's Entertainment, Inc. commenced building a $193.0 million hotel and casino expansion at its Harrah's Atlantic City property. The expansion includes a 452 hotel room tower expected to be completed in April 2002, a 50,000 square foot expansion to include 28,000 square feet of casino space accommodating 950 slot machines opening in phases starting in June, 2002 and a Grand Lobby/Porte Cochere also to be completed in June 2002.

      Resorts Atlantic City announced plans to proceed with construction of a $125 million 459 room hotel tower expansion with ground breaking scheduled in May, 2002 and an expected completion in the first quarter of 2004.

      The Showboat Casino Hotel broke ground in March 2002 for a $90 million 544 room hotel tower addition with an expected completion in June 2003.

      In addition, management also believes that there are several other sites on the Boardwalk and in the Marina District on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurances that the proposed and future expansions would not have a material adverse effect on the business and operations of the Trump AC Properties. In particular, the Borgata could adversely affect the Trump AC Properties. There also can be no assurances that the Atlantic City development projects which are planned or are in process will be completed.

      During 1997, a total of approximately 51,870 square feet of casino floor space was added. Slot machines increased by approximately 2,153 units, and table games increased by approximately 82 units. During 1998, a total of approximately 38,350 square feet of casino floor space was added. Slot machines increased by approximately 822 units and table games decreased by approximately 71 units. During 1999, casino floor space decreased by approximately 41,071 square feet, of which approximately 49,211 was due to the closing of Trump World's Fair in October 1999. Slot machines decreased by approximately 1,191 units, 1,636 of which were attributable to the closing of Trump World's Fair in October 1999, and table games decreased by approximately 47 units during 1999. During 2000, a total of approximately 27,430 square feet of casino floor space was added, the number of slot machines increased by approximately 1,590 units and table games decreased by approximately 15 units. During 2001, a total of approximately 31,983 square feet of casino floor space was added. The number of slot machines increased by approximately 1,205 units and table games decreased by approximately 54 units.

      The Trump AC Properties also compete, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To some extent, the Trump AC Properties, the Trump Marina and/or the Indiana Riverboat face competition from gaming facilities nationwide, including land-based, cruise line, riverboat and dockside casinos located in Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New York, South Dakota, Ontario (Windsor and Niagara Falls), the Bahamas, Puerto Rico and other locations inside and outside the United States, and from other forms of legalized gaming in New Jersey and in its surrounding states such as lotteries, horse racing (including off-track betting), jai alai, bingo and dog racing, and from illegal wagering of various types. New or expanded operations by other persons can be expected to increase competition and could result in the saturation of certain gaming markets. For example, at the end of 2001, there were a total of approximately 5,172 slot machines installed and operational in Delaware. West Virginia also permits slot machines at racetracks, and track owners in several other states, including Maryland, New York and Pennsylvania, are seeking to do the same. In December 1996, the Casino Niagara opened in Niagara Falls, Ontario. In February 1998, the Ontario Casino Commission designated a consortium whose principal investor is Hyatt Hotels Corporation as the preferred developer of the permanent Casino Niagara. Moreover, the Trump AC Properties may also face competition from various forms of internet gambling.

      Recent legislation in New York is also likely to result in increased competition in Atlantic City. See "-New York Legislation".

      In addition to competing with other casino hotels in Atlantic City and elsewhere, by virtue of their proximity to each other and the common aspects of certain of their respective marketing efforts, including the common use of the "Trump" name, the Trump AC Properties compete directly with each other for gaming patrons.

      Native American Casinos. In addition, the Trump AC Properties also face considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act (the "IGRA"), which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump AC Properties.

      In February 1992, the Mashantucket Pequot Nation opened Foxwoods Resorts Casino ("Foxwoods"), a casino hotel facility in Ledyard, Connecticut (located in the far eastern portion of such state), an approximately three-hour drive from New York City and an approximately two and one-half hour drive from Boston, Massachusetts, which currently offers 24-hour gaming and contains approximately 6,412 slot machines, 350 table games and over 1,400 rooms and suites, 24 restaurants, 17 retails stores, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. The Mashantucket Pequot Nation has also announced plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island.

      In October 1996, the Mohegan Nation opened the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods. Developed by Sun International Hotels, Ltd., the Mohegan Sun Resort has approximately 6,100 slot machines, 282 table games, off-track horse betting, bingo, 32 food and beverage outlets, and retail stores. The Mohegan Sun recently completed the first phase of a $1.0 billion expansion project which included a 115,000 square foot casino, a 10,000 seat arena, 40 retail shops and dining venues, and two additional parking garages accommodating up to 5,000 cars which were opened in September 2001. The second phase includes a 1,200 hotel guest room 34 story tower with convention facilities and spa expected to be completed in the spring 2002. The foregoing expansion of the Mohegan Sun could have a material adverse impact on the revenue growth of the Trump AC Properties.

      The Eastern Pequot Tribe, along with the Paucatuck Eastern Pequot Tribe, are seeking federal recognition as Tribal Nations. Both tribes received findings of preliminary recognition in 2000. There can be no assurance that any continued expansion of gaming operations of the Mashantucket Pequot Nation, the gaming operations of the Mohegan Nation or the commencement of gaming operations by the Eastern Pequots or Paucatuck Eastern Pequots would not have a materially adverse impact on the operations of the Trump AC Properties and Indiana Riverboat. A subsidiary of THCR has agreed to support the efforts of the Paucatuck Eastern Pequot Tribal Nation for federal recognition as a tribal nation. In consideration of this agreement, the Paucatuck Eastern Pequot Tribal Nation has agreed to negotiate exclusively with THCR during the term of the agreement for the development and management of a Native American casino to be located on Paucatuck Eastern Pequot Tribal Nation land.

      In July 1993, the Oneida Nation opened "Turning Stone," a casino featuring 24-hour table gaming and electronic gaming machines now with approximately 90,000 square feet of gaming space near Syracuse, New York. In October 1997, the Oneida Nation opened a hotel which included expanded gaming facilities, and constructed a golf course and convention center. There are also plans for a further expansion consisting of 50,000 square feet of gaming space, 300 additional hotel rooms and a water park.

      In April 1999, the St. Regis Mohawk Nation opened the Akwesasne Casino, featuring electronic gaming machines, in the northern portion of New York State, close to the Canadian border. In April 1999, the St. Regis Mohawks also announced their intentions of opening a casino with Catskill Development Company at the Monticello Race Track in the Catskill Mountains region of New York, which was approved by the Assistant Secretary-Indian Affairs (Interior) but is also subject to the approval of the Governor of New York pursuant to IGRA. In April 2000, the St. Regis Mohawks terminated their contract with Catskill Development Company and announced that Park Place would build and manage a $500 million tribal casino and resort in the Catskill Mountains. In May 2000, Park Place agreed to purchase Kutshers Resort for the new St. Regis Mohawks' casino site. There is ongoing litigation between Park Place and the Catskill Development Company.

      In central New York a tribe, the Stockbridge Munsee Band of Mohicans, claiming 6 million acres of ancestral lands is seeking to build its own Catskills casino approximately 85 miles from New York City. Their partners, Trading Cove Associates, developers of the hugely successful Mohegan Sun resort in Connecticut, have purchased an option on approximately 330 acres to build a $600 million casino hotel.

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

      The Aquinnah Wampanoag Tribe is seeking to open a casino in the state of Massachusetts. Other Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near the portion of the United States would not have a material adverse effect on the business and operations of the Trump AC Properties.

      New York State Legislation. In September, 2001 New York State, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 miles of New York City, and the other three in the Buffalo-Niagra Falls area. The three Buffalo-Niagra Falls resort scale casinos would join two existing Indian casinos the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border. A lawsuit was filed in New York's Supreme Court in Albany in January 2002, claiming, among other things, that the legislation violated provisions of New York State's constitution. Competition from these properties, when opened, could have a material adverse effect on the Trump AC Properties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      State Legislation. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the state of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including New York State and the Commonwealth of Pennsylvania. Several states are considering or have approved large scale land-based casinos. The business and operations of the Trump AC Properties could be materially adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Philadelphia, Pennsylvania. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming, such as video games with small wagers. To date, no such legislation, which may require a state constitutional amendment, has been enacted. Management is unable to predict whether any such legislation, in New Jersey or elsewhere, will be enacted or whether, if passed, it would have a material adverse impact on the Trump AC Properties, the Trump Marina and/or the Indiana Riverboat.

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

      In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See "-Conservatorship."

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

      Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Trump AC Holding, TACC, THCR Holdings, Trump Hotels & Casino Resorts Funding, Inc., a wholly-owned subsidiary of THCR Holdings ("THCR Funding"), or THCR, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent (5.0%) or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

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

      Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days' prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See "-Interim Casino Authorization."

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

      Approved Hotel Facilities. The CCC may permit an existing licensee, such as one of the Trump AC Properties, to increase its casino space if the licensee agrees to add a prescribed number of qualifying sleeping units within two years after the commencement of gaming operations in the additional casino space. However, if the casino licensee does not fulfill such agreement due to conditions within its control, the licensee will be required to close the additional casino space, or any portion thereof that the CCC determines should be closed.

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

      Gross Revenue Tax. Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues. For the years ended December 31, 1999, 2000 and 2001, Plaza Associates' gross revenue tax was approximately $28.6 million, $25.8 million and $26.4 million, respectively, and its license, investigation and other fees and assessments totaled approximately $4.1 million, $5.1 million and $4.8 million, respectively. For the years ended December 31, 1999, 2000 and 2001, Taj Associates' gross revenue tax was approximately $40.3 million, $43.8 million and $42.6 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.3 million, $5.1 million and $5.5 million, respectively.

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

      Gaming Credit. The casino games at the Trump AC Properties are conducted on a credit as well as cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the state of New Jersey. The extension of gaming credit is subject to regulations that detail procedures which casinos must follow when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming credit may not be collectible in foreign countries.

      Control Procedures. Gaming at the Trump AC Properties is conducted by trained and supervised personnel. Plaza Associates and Taj Associates employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

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

      Plaza Casino Parcel. The Trump Plaza Main Tower is located on the Boardwalk in Atlantic City, New Jersey, next to the Boardwalk Hall. It occupies the entire city block (approximately 2.38 acres) bounded by the Boardwalk, Mississippi Avenue, Pacific Avenue and Columbia Place (the "Plaza Casino Parcel").

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

      Trump Plaza East. In connection with the Taj Acquisition in April 1996, Plaza Associates exercised its option to purchase certain of the fee and leasehold interests comprising the Trump Plaza East Tower for an aggregate purchase price of $28.0 million. Plaza Associates currently leases a portion of the land adjacent to the Trump Plaza East Tower from an unrelated third party.

      In October 2001, Time Warner Entertainment Company, L.P. ("Time Warner") terminated its lease with Trump Plaza (the "Time Warner Plaza Lease") of 17,000 square feet of retail space with Boardwalk frontage in the Trump Plaza East Tower it had used for a Warner Brothers store. The Time Warner Plaza Lease, entered into by the parties in September 1993, had been for an initial term of ten years, and required Time Warner to pay Trump Plaza an amount equal to (i)
7.5 percent (7.5%) of gross annual sales up to $15.0 million and (ii) 10 percent (10.0%) of gross sales in excess of $15.0 million. The Time Warner Plaza Lease also permitted Time Warner to terminate the Time Warner Plaza Lease before the expiration of the initial ten-year term in the event that annual gross sales were less than $5.0 million, as adjusted by the Consumer Price Index for the Philadelphia-New Jersey area ("CPI"), for any lease year during the third through ninth years of the initial ten-year term (the "Early Termination Clause"). In connection with Time Warner's merger with America Online, Inc. in January 2001 (the "AOL-Time Warner Merger"), Time Warner closed its national chain of Warner Brothers stores, including the Warner Brothers store in Trump Plaza, and terminated the Time Warner Plaza Lease in the third quarter of 2001 pursuant to the Early Termination Clause. Management currently intends to lease the space previously occupied by Time Warner to a comparable retailer or restaurant franchise.

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

      Warehouse Parcel. Plaza Associates owns a warehouse and office facility located in Egg Harbor Township, New Jersey, containing approximately 64,000 square feet of space (the "Egg Harbor Parcel"). The Egg Harbor Parcel is encumbered by a first mortgage having an outstanding principal balance, as of December 31, 2001, of approximately $1.2 million and is encumbered by the Plaza Mortgages. This lien is senior to the liens of the Plaza Mortgages. This facility is currently being utilized by Taj Administration.

      Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of the Plaza Mortgages.

Taj Mahal

      Taj Associates currently owns the parcels of land which are used in connection with the operation of the Taj Mahal. Each of these parcels is encumbered by the mortgages securing the TAC I Notes, TAC II Notes and TAC III Notes. See "Business; Recent Events;" "Certain Indebtedness;" "-Delayed Interest Payments;" "- Competition;" "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Steel Pier. In April 1996, Taj Associates purchased the approximately 3.6 acre pier and related property located across the Boardwalk from the Taj Mahal (the "Steel Pier") from Taj Mahal Realty Corp., an affiliate of Trump ("Realty Corp."), Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which improvements was $30.0 million. Such concept was approved by the New Jersey Department of Environment Protection ("NJDEP"), the agency which administers the Coastal Area Facilities Review Act ("CAFRA"). A condition imposed on Taj Associates' CAFRA permit initially required that Taj Associates begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extensions of the required commencement and completion dates of the improvements to the Steel Pier for one year based upon an interim use of the Steel Pier for an amusement park. Taj Associates received additional one-year extensions of the required commencement and completion dates of the improvements of the Steel Pier based upon the same interim use of the Steel Pier as an amusement park pursuant to a sublease ("Pier Sublease") with an amusement park operator. The Pier Sublease terminates on December 31, 2003, unless extended.

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

      In February 1997, Time Warner entered into a ten-year lease (the "Time Warner Taj Lease") with Taj Associates for the lease of space at the Taj Mahal for a Warner Brothers Studio Store ("Taj Warner Brothers Store"). Time Warner had an option to renew the Time Warner Taj Lease for two additional five-year terms. Pursuant to the Time Warner Taj Lease, Time Warner was obligated to pay to Taj Mahal monthly rent in an amount equal to (i) 7.5% of gross annual sales up to and including $5.0 million and (ii) 10.0% sales of gross annual sales in excess of $5.0 million. No minimum or "base" rent was payable under the Time Warner Taj Lease. Also, pursuant to the Time Warner Taj Lease, Time Warner had the right to terminate the Time Warner Taj Lease if (i) gross annual sales were less than $2.5 million for the second year of the lease or less than $2.5 million, as adjusted by CPI, for the third through ninth years of the lease; and
(ii) the Taj Mahal ceased to operate as a first class hotel. The Taj Warner Brothers Studio Store opened in May 1997. Following the merger of Time Warner with AOL in January 2001, AOL Time Warner closed its national chain of Warner Brothers Studio Stores, including the Taj Warner Brothers Store and terminated the Time Warner Taj Lease in September 2001 pursuant to the early termination clause. Management currently intends to locate a new retail tenant for this space.

      In October 1999, Taj Mahal completed its expansion of the retail shopping area along the length of its parking garage promenade walkway which immediately adjoins the Taj Mahal's main retail shopping area. The first tenant, Starbucks, operated by Host International, Inc., opened in September 1996. Sbarro's, an Italian eatery, operated by Sbarro America Properties, Inc., opened in October 1998. Boardwalk Treats, Beka's Pastries and a Harley Davidson retail merchandise outlet opened at various times during 1999. The Taj Mahal's retail shopping outlets also include an upscale collection of women's and men's clothing and shoe shops, jewelry stores and a variety of gift and specialty shops.

      Taj Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens of Taj's mortgages.

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

      Castle Acquisition; Settlement Agreement Approved by the Court. As previously reported, on October 16, 1996, stockholders of THCR filed derivative actions in the United State District Court, Southern District of New York (96 Civ. 7820), which were subsequently consolidated, against each member of the Board of Directors of THCR, THCR Holdings, Castle Associates, Trump's Castle Hotel & Casino, Inc., a wholly-owned subsidiary of THCR Holdings ("TCHI"), TCI, TCI-II and Salomon Brothers, Inc. ("Salomon"). As set forth more fully in the plaintiffs' Fourth Amended Shareholders' Derivative Complaint, the plaintiffs claimed that certain of the defendants breached their fiduciary duties (or aided or abetted such breaches) and engaged in wasteful and ultra vires acts in connection with THCR's and THCR Holdings' acquisition of Castle Associates in October 1996 (the "Castle Acquisition"), and that Salomon was negligent in the issuance of its fairness opinion with respect to the Castle Acquisition. The plaintiffs also alleged that various parties committed violations of the federal securities laws for alleged omissions and misrepresentations in THCR's proxies, and that Trump, TCI-II and TCHI breached the acquisition agreement by supplying THCR with untrue information for inclusion in the proxy statement delivered to THCR's stockholders in connection with the Castle Acquisition.

      On December 10, 2001, the Court approved a settlement agreement (the "Castle Settlement Agreement") between the parties, as no stockholders objected to the terms of the proposed offer the Castle Settlement Agreement became effective in January 2002. Pursuant to the Castle Settlement Agreement, without admitting or denying any wrongdoing, Trump contributed to THCR Holdings one half of each of his (i) one percent (1.0%) general partnership interest and (ii) 49.0% limited partnership interests in Miss Universe, L.P., LLLP ("Miss Universe"). Also pursuant to the Castle Settlement Agreement, THCR increased the number of directors on its Board of Directors from four to five persons, and appointed Robert J. McGuire to fill the newly created vacancy, and covenanted to nominate Mr. McGuire for election to the Board at the next annual meeting of stockholders relating to the election of directors. In addition, THCR covenanted that all future proposed transactions involving THCR or THCR Holdings in which Trump has a personal interest valued over $200,000 or any transaction between THCR and any officer or director having a value of at least $200,000 (other than transactions relating to salary or other compensation paid in the ordinary course of business), shall be reviewed by a Special Committee comprised of Mr. McGuire, so long as Mr. McGuire shall sit on the Board, or Mr. McGuire's successor who shall be an independent outside director, and one or more non-employee directors (other than Trump) of THCR, which shall make findings and recommendations to the Board with respect to such proposed transactions. At all times, the Special Committee is required to be comprised of at least two non-employee directors and no employee directors. In addition, plaintiffs' counsel has applied to the Court for up to $3.0 million in legal fees and $150,000 in expenses. Such fees are expected to be paid by THCR's director's and officer's liability insurance carriers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted by the Registrants to their respective security holders for a vote during the fourth quarter of 2001.

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

ITEM 6. SELECTED FINANCIAL DATA.

      The following table sets forth certain historical consolidated financial information of Trump AC for each of the five years ended December 31, 1997 through 2001.

      All financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated and condensed financial statements and the related notes thereto included elsewhere in this Form 10-K.

                                                                                Years Ended December 31,
                                                         -----------------------------------------------------------------------
                                                             1997           1998           1999           2000           2001
                                                         -----------    -----------    -----------    -----------    -----------
                                                                                  (dollars in thousands)
Statement of Operations Data:
Revenues:
     Gaming ..........................................   $   889,116    $   888,518    $   867,556    $   858,473    $   849,426
     Other (a) .......................................       231,235        220,725        230,606        188,412        181,182
                                                         -----------    -----------    -----------    -----------    -----------
Gross revenues .......................................     1,120,351      1,109,243      1,098,162      1,046,885      1,030,608
Less-Promotional allowances (b) ......................       275,919        213,579        209,945        205,686        203,866
                                                         -----------    -----------    -----------    -----------    -----------
Net revenues .........................................       844,432        895,664        888,217        841,199        826,742
                                                         -----------    -----------    -----------    -----------    -----------
Cost and expenses:
     Gaming (b) ......................................       417,623        461,776        465,231        437,382        423,306
     Other ...........................................        65,462         66,180         66,231         56,613         54,913
     General and administrative ......................       168,143        168,183        173,578        174,125        161,457
     Depreciation and amortization ...................        66,018         61,536         58,615         51,924         49,448
     Trump World's Fair closing costs (c) ............            --             --        123,959            814             --
                                                         -----------    -----------    -----------    -----------    -----------
          Total costs and expenses ...................       717,246        757,675        887,614        720,858        689,124
                                                         -----------    -----------    -----------    -----------    -----------
Income from operations ...............................       127,186        137,989            603        120,341        137,618
Interest and other non-operating income ..............         2,891          5,508          3,813          4,145          2,633
Interest expense .....................................      (144,140)      (154,578)      (153,759)      (153,664)      (154,283)
                                                         -----------    -----------    -----------    -----------    -----------
Net loss .............................................   $   (14,063)   $   (11,081)   $  (149,343)   $   (29,178)   $   (14,032)
                                                         ===========    ===========    ===========    ===========    ===========

Balance Sheet Data (at end of period):
     Cash and cash equivalents .......................   $   114,879    $    80,954    $    75,061    $    67,205    $    70,909
     Property and equipment, net .....................     1,460,050      1,432,965      1,322,599      1,290,638      1,277,002
     Total assets ....................................     1,739,073      1,688,606      1,570,866      1,542,446      1,540,453
     Total long-term debt, net current maturities ....     1,300,027      1,299,217      1,302,824      1,303,019      1,307,643
     Total capital ...................................   $   327,939    $   272,759    $   123,416    $    94,238    $    80,206

(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all property, improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

      Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah," consisting of a Boardwalk level bar, a seasonal outdoor dining area with live entertainment and a centerpiece high-energy night club. The Casbah complex opened in June 2000.

(b) Includes, for all years presented, reclassification of certain amounts in accordance with EITF-00-22 accounting for "Points" and certain other time-based or volume-based sales incentive offers, and offers for free products or services to be delivered in the future.

(c) On October 4, 1999, THCR closed Trump World's Fair. The estimated cost of closing Trump World's Fair was approximately $124,773,000, which includes $97,221,000 for the writedown of the net book value of the assets and $27,552,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      In this section, the words "Company," "we," "our," "ours," and "us" refer to Trump Atlantic City Associates ("Trump AC") and its wholly owned subsidiaries, unless otherwise noted. Trump AC owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal"). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Annual Report on Form 10-K.

      This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond the ability of the Company to control or predict. The Company's actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto.

General

      The Company Wants to Refinance or Modify Its Public Debt and Increase Capital Expenditures to Compete Effectively.

      The Company has substantial indebtedness. At December 31, 2001, the Company's long-term debt was approximately $1.3 billion and its ratio of debt to capital was approximately 16.4 to 1. Interest expense as a percentage of net revenues was 17.3%, 18.3% and 18.7% for the fiscal years ended December 31, 1999, 2000 and 2001, respectively.

      As previously announced, the Company is seeking to refinance or modify the terms of the TAC Notes, which were approximately $1.3 billion aggregate principal amount as of December 31, 2001. Management believes that, based upon its current cash flow forecasts for 2002, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002.

      The primary reason to refinance or modify the TAC Notes is to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at the Trump AC Properties. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to preserve the competitiveness of the Trump AC Properties. The Atlantic City market is very competitive. Although the Company was able to reduce its corporate expenses in 2001 and increase consolidated EBITDA by approximately $14.8 million on slightly declining net revenues, there is a limit as to how much further corporate expenses can be reduced and uncertainty as to whether recent levels of expense reductions can be maintained. Management believes that the Company must reduce its interest expense substantially and defer the maturity of principal in order to provide for capital expenditures that its believes are necessary to compete effectively in the short and long-term. To this end, management believes that it is preferable to address the Trump AC Properties' anticipated capital resource needs before any liquidity problems become acute.

      If refinancing or modifying its public debt issues cannot be consummated, the Registrants will consider other options. There can be no assurances, however, that any of such alternatives could be successfully completed. See "Business; Competition."

     The Company has retained financial advisors to provide financial advisory services in connection with these matters, which may proceed independently from discussions regarding THCR's and its other subsidiaries' debt issues. We have had discussions with a committee comprised of certain holders of the TAC Notes (the "TAC Notes Committee"). During such discussions, we apprised the TAC Notes Committee of our desire to reduce our interest expense and increase capital expenditures in order to compete effectively in an increasingly competitive market place. In particular, we suggested modifying the TAC Notes by lowering the interest rate thereon and extending the maturity date thereof. Modification of certain covenant restrictions was also suggested. This type of transaction would reduce interest expense and hopefully allow THCR to finance a capital improvements program, including the possible construction of additional hotel rooms at certain of its Atlantic City properties. Discussions to date with the TAC Notes Committee have not resulted in a transaction. If a proposal for the TAC Notes is ultimately agreed upon with the TAC Notes Committee, it would likely require various consents and approvals, including the consent of the holders of TAC Notes.

     In connection with discussions with the TAC Notes Committee, certain members thereof were provided with confidential information concerning THCR and certain of its subsidiaries, which is summarized in the preceding paragraph.

     There are no assurances as to any of the following:


     . That any proposal will be agreed upon with the TAC Notes Committee or any other bondholder constituencies;

     . That any proposal that is agreed upon with the TAC Notes Committee will be approved by other holders of the TAC Notes or that it will be consummated as proposed;

     . That any transaction that is consummated will not adversely affect the holders of THCR's and its subsidiaries' various debt securities or THCR's Common Stock;

     . That a transaction, if agreed to, will be completed by a specific date and time, if at all; or

     . That any transaction, if agreed to, will be approved by the New Jersey Casino Control Commission.

     The ability of Trump AC and its subsidiaries to pay interest on and principal of approximately $1.3 billion in TAC Notes depends primarily on the ability of the Trump Plaza and the Taj Mahal to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of the Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Plaza and the Taj Mahal. There can be no assurance that the future operating performance of the Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Plaza, Taj Mahal or Trump AC. The ability of the Trump Plaza, Taj Mahal and Trump AC to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

     The ability of Trump AC to distribute funds to THCR is also limited by various covenants that bind such companies, including financial ratios that require certain levels of cash flow be achieved as a condition to the distribution of funds to THCR.

     We Do Not Know How the Borgata, When Opened, Will Affect Us.

     In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the "Borgata," a proposed Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed by the mid-summer of 2003, and is estimated to cost approximately $1.0 billion. The Borgata could have a material adverse effect on the business and operations of the Trump AC Properties. This potential adverse effect could include deteriorating net revenues caused by a loss of gaming patrons. See "Business; Competition."

     New York Has Enacted Gaming Legislation Which May Harm Our Trump AC Properties and Other States May Do So In The Future.

     In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagra Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. It is possible that the Niagra Falls and Buffalo casinos could be open within a year. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed and five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net affect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time. See "Business; Competition."

      We also believe that Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have a material adverse affect on the Atlantic City gaming industry overall, including THCR and the Trump AC Properties.

      Our Business is Subject to a Variety of Other Risks and Uncertainties.

      As noted elsewhere, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital or pursue other alternatives, (ii) future acts of terrorism and their impact on capital markets and on consumer behavior, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (v) adverse weather conditions. Good weather is particularly important to the relative performance of our Atlantic City Properties in the winter months and our improved performance in the fourth quarter of 2001 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction. Also, insurance related costs, limitations, deductibles and availability are expected to be adversely affected in the wake of the September 11, 2001 terrorist attacks. As noted below, there is no assurance that we will be able to continue to reduce or contain costs in the future. See "Business; Competition."

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates

     Certain of our accounting policies require higher degrees of judgement than others in their application. See Notes to Consolidated Financial Statements for a discussion of our significant accounting policies.

     Recent Accounting Pronouncements

     In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $85,210,000, $92,616,000 and $92,932,000 in 1999, 2000 and 2001 have been classified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

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

     Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership's management does not expect the adoption of SFAS No. 143 to have a material impact on the Partnership's financial results.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. The Partnership's management does not expect the adoption of SFAS No. 144 to have a material impact on the Partnership's financial results.

     In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, the Partnership has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. The Partnership elected to adopt EITF 01-09 in the quarter ended December 31, 2001. The adoption of EITF 01-09 did not have a material impact on Trump AC's financial results

Financial Condition -

Liquidity and Capital Resources

     Cash flows from operating activities of the Trump Plaza and the Taj Mahal are the Company's sole source of liquidity. The Company's ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing its public debt issues and by its already high levels of indebtedness. Sources of the Company's short-term and long-term liquidity include: (i) table win, (ii) slot win, (iii) room occupancy, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect the Company to have sufficient liquidity from the operating activities of the Trump Plaza and the Taj Mahal to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.

     The Trump Plaza and the Taj Mahal compete with other Atlantic City casino/hotels on the basis of the quality of their guests' experience. We seek to provide high-quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high-quality casino gaming experience is largely dependant upon the attractiveness of a casino/hotel and on the extent and quality of the facilities.

     Because the Company has substantial indebtedness and related interest expenses, its capital expenditures in recent years have not been sufficient to maintain the overall attractiveness of the Trump Plaza and the Taj Mahal at desired levels. Moreover, the Company has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms, that the Company believes are needed to compete effectively.

                         TRUMP ATLANTIC CITY ASSOCIATES
                       CONSOLIDATING CAPITAL EXPENDITURES
                                 (IN THOUSANDS)

                                              TAJ
                                          ASSOCIATES      PLAZA         TOTAL
                                              (A)       ASSOCIATES     TRUMP AC
                                          ----------    ----------    ----------
FOR THE YEAR ENDED DECEMBER 31, 2000
Purchase of Property & Equipment .....    $   10,793    $    4,332    $   15,125
Capital Lease Additions (B) ..........         3,285           874         4,159
                                          ----------    ----------    ----------
Total Capital Expenditures ...........    $   14,078    $    5,206    $   19,284
                                          ==========    ==========    ==========

FOR THE YEAR ENDED DECEMBER 31, 2001
Purchase of Property & Equipment .....    $    5,758    $    2,006    $    7,764
Capital Lease Additions (B) ..........         6,460         6,620        13,080
                                          ----------    ----------    ----------
Total Capital Expenditures ...........    $   12,218    $    8,626    $   20,844
                                          ==========    ==========    ==========

      (A) Includes Trump Administration. See "Business; General; Casino Services Agreement; Trump Administration."
      (B)   Capital lease additions for Trump AC were principally slot machines.

      Summary of the Company's Public Indebtedness

      TAC Notes. Trump AC's debt consists primarily of the (i) TAC I Notes, (ii) TAC II Notes and (iii) TAC III Notes (collectively, the "TAC Notes").

      The TAC Notes bear interest at the rate of 11-1/4% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006. The TAC Notes are redeemable in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period prior to May 1, 2002, the redemption price is 105.625% of the outstanding principal amount, plus accrued interest. For the twelve-month period commencing on May 1, 2002, the redemption price decreases to 103.75% of the outstanding principal amount, plus accrued interest. For the twelve-month period commencing on May 1, 2003, the redemption price further decreases to 101.875% of the outstanding principal amount, plus accrued interest. If any of the TAC Notes are redeemed on or after May 1, 2004, the redemption price is 100.0% of the outstanding principal amount of the TAC Notes redeemed, plus accrued interest.

      As of December 31, 2001, principal amounts of $1.2 billion, $75.0 million and $25.0 million of the TAC I Notes, TAC II Notes and TAC III Notes, respectively, were outstanding.

      The TAC Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The liens securing the TAC Notes are subordinate to liens securing approximately $1.2 million of senior indebtedness. The obligations evidenced by the TAC Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding).

      The ability of Trump AC and its subsidiaries to pay interest on and principal of approximately $1.3 billion in Public Mortgage Notes depends primarily on the ability of the Trump Plaza and the Taj Mahal to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of the Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Plaza and the Taj Mahal. There can be no assurance that the future operating performance of the Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Plaza, the Taj Mahal or Trump AC. The ability of the Trump Plaza, the Taj Mahal and Trump AC to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

      The indentures governing the public indebtedness of Trump AC restrict such entities' ability to make distributions to THCR Holdings.

      In addition, the ability of Plaza Associates and Taj Associates (through Trump AC) to make payments, dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission ("CCC").

      "Events of Default." Pursuant to each of the indentures governing the public indebtedness of the Company (collectively, the "Indentures"), if an "Event of Default" occurs and is continuing, the trustee or the holders of 25.0% of the aggregate principal amount of the respective debit issue then outstanding, by notice in writing to the respective issuer or issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be immediately due and payable. An "Event of Default" under each of the Indentures includes, but is not limited to, the occurrence of one or more of the following events: (i) a default in an installment payment of any interest (including any defaulted interest) on a respective debt issue when due and payable and which continues for 30 days; (ii) any Indebtedness (as defined) of the respective issuers or any of their Subsidiaries (as defined) for borrowed money having an outstanding principal amount of $20.0 million in the aggregate becoming by declaration or otherwise, due and payable prior to its stated maturity; (iii) one or more judgments, orders or decrees for the payment of money in excess of $10.0 million, either individually or in the aggregate, being rendered against the respective issuers or any of their Subsidiaries (as defined) or any of their respective properties and not discharged, and either an enforcement proceeding shall have been consummated by any creditor upon such judgment, order or decree or there shall be a period of 60 days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; (iv) an entry by a court having competent jurisdiction in the premises of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy law or a decree or order adjudging the respective issuers or any of their Significant Subsidiaries (as defined) bankrupt or insolvent or seeking reorganization, arrangement, adjustment or composition of or in respect of the issuers or any of their Significant Subsidiaries (as defined) under any applicable federal or state law; and (v) the issuers or any of their Significant Subsidiaries (as defined) commencing a voluntary case or proceeding under any applicable bankruptcy law or any other case or proceeding to be adjudicated bankrupt or insolvent or the issuers or any of their Significant Subsidiaries (as defined) filing a petition, answer or consent seeking reorganization or relief under any applicable federal or state law.

Contractual Obligations and Commercial Commitments.

      The following tables set forth summaries of the Company's obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees:

                                                              Payments Due by Period
                                                                  (In Thousands)
                                      -----------------------------------------------------------------------
Contractual Obligations                  Total          2002        2003 - 2004    2005 - 2006     Thereafter
----------------------------------    -----------    -----------    -----------    -----------    -----------
Long-Term Debt                        $ 1,301,174    $        68    $       155    $ 1,300,184    $       767
Capital Lease Obligations                  15,469          7,198          7,667            604             --
Operating Leases                           92,139          3,682          2,978          2,219         83,260
Other Long-Term Obligations                 9,368          6,315          3,053             --             --
                                      -----------    -----------    -----------    -----------    -----------
Total Contractual Cash Obligations    $ 1,418,150    $    17,263    $    13,853    $ 1,303,007    $    84,027
                                      ===========    ===========    ===========    ===========    ===========

Effects of Transactions with Related and Certain Other Parties.

      Affiliate party transactions are governed by the provisions of the TAC I
Note Indenture, the TAC II Note Indenture and the TAC III Note Indenture, which provisions generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of THCR for certain affiliated transactions.

      Trump and certain affiliates have engaged in certain related party transactions with respect to Trump AC and its subsidiaries. See "Executive Compensation; Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions--THCR," "--Plaza Associates," "--Taj Associates," "--Castle Associates" and "--Other Relationships."

Results of Operations for the Years Ended December 31, 2000 and 2001

      The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates, its results of operations are not discussed below.

      The following tables include selected data of Plaza Associates and Taj Associates for the years ended December 31, 2000 and 2001 (Trump AC also includes TCS and Trump Administration, which are not separately disclosed):

                                                                        Year Ended December 31,
                                         -------------------------------------------------------------------------------------
                                            2000           2001          2000            2001          2000           2001
                                           Plaza          Plaza           Taj             Taj          Total          Total
                                         Associates     Associates    Associates      Associates     Trump AC *     Trump AC *
                                         ----------     ----------     ----------     ----------     ----------     ----------
                                                                      (in millions)
Revenues:
     Gaming .........................    $    320.2     $    324.3     $    538.3     $    525.1     $    858.5     $    849.4
     Other ..........................          75.3           72.5          113.1          108.7          188.4          181.2
                                         ----------     ----------     ----------     ----------     ----------     ----------
     Gross Revenues .................         395.5          396.8          651.4          633.8        1,046.9        1,030.6
     Less: Promotional Allowances ...          86.5           85.0          119.1          118.8          205.7          203.9
                                         ----------     ----------     ----------     ----------     ----------     ----------
          Net Revenues ..............         309.0          311.8          532.3          515.0          841.2          826.7
                                         ----------     ----------     ----------     ----------     ----------     ----------
Costs & Expenses:
     Gaming .........................         176.2          170.6          261.2          252.7          437.3          423.3
     Other ..........................          20.5           19.4           36.1           35.6           56.7           54.9
     General & Administrative .......          72.5           64.3          101.6           97.0          174.1          161.5
     Depreciation & Amortization ....          16.3           15.6           35.6           33.8           51.9           49.4
     Trump World's Fair closing .....           0.8             --             --             --            0.8             --
                                         ----------     ----------     ----------     ----------     ----------     ----------
          Total Costs and Expenses ..         286.3          269.9          434.5          419.1          720.8          689.1
                                         ----------     ----------     ----------     ----------     ----------     ----------
Income from Operations ..............          22.7           41.9           97.8           95.9          120.4          137.6
                                         ----------     ----------     ----------     ----------     ----------     ----------
  Interest and Other Income .........           1.1            1.1            2.2            1.4            4.1            2.7
  Interest Expense ..................         (47.8)         (48.0)         (93.4)         (93.3)        (153.7)        (154.3)
                                         ----------     ----------     ----------     ----------     ----------     ----------
  Total Non-Operating ...............         (46.7)         (46.9)         (91.2)         (91.9)        (149.6)        (151.6)
                                         ----------     ----------     ----------     ----------     ----------     ----------
  Net Income/(Loss) .................    $    (24.0)    $     (5.0)    $      6.6     $      4.0     $    (29.2)    $    (14.0)
                                         ==========     ==========     ==========     ==========     ==========     ==========

* Intercompany eliminations and expenses of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

                                                                       Year Ended December 31,
                                        ----------------------------------------------------------------------------------------
                                           2000          2001           2000            2001             2000            2001
                                          Plaza         Plaza            Taj             Taj            Total           Total
                                        Associates    Associates      Associates      Associates       Trump AC        Trump AC
                                        ----------------------------------------------------------------------------------------
                                                                            (in millions)
Table Game Revenues ................    $     93.1    $     95.9      $    182.2      $    163.8      $    275.3      $    259.7
Incr (Decr) over Prior Period ......                  $      2.8                      $    (18.4)                     $    (15.6)
Table Game Drop ....................    $    648.7    $    582.1      $  1,071.2      $    999.5      $  1,719.9      $  1,581.6
Incr (Decr) over Prior Period ......                  $    (66.6)                     $    (71.7)                     $   (138.3)
Table Win Percentage ...............          14.4%         16.5%           17.0%           16.4%           16.0%           16.4%
Incr (Decr) over Prior Period ......                     2.1 pts                       (0.6) pts                         0.4 pts
Number of Table Games ..............            96            96             143             141             239             237
Incr (Decr) over Prior Period ......                          --                              (2)                             (2)

Slot Revenues ......................    $    227.0    $    228.4      $    333.7      $    338.1      $    560.7      $    566.5
Incr (Decr) over Prior Period ......                  $      1.4                      $      4.4                      $      5.8
Slot Handle ........................    $  2,905.9    $  2,963.5      $  4,313.2      $  4,450.8      $  7,219.1      $  7,414.3
Incr (Decr) over Prior Period ......                  $     57.6                      $    137.6                      $    195.2
Slot Win Percentage ................           7.8%          7.7%            7.7%            7.6%            7.8%            7.6%
Incr (Decr) over Prior Period ......                   (0.1) pts                       (0.1) pts                       (0.2) pts
Number of Slot Machines ............         2,839         2,836           4,557           4,725           7,396           7,561
Incr (Decr) over Prior Period ......                          (3)                            168                             165

Poker Revenues .....................            --            --      $     19.9      $     21.0      $     19.9      $     21.0
Incr (Decr) over Prior Period ......                          --                      $      1.1                      $      1.1
Number of Poker Tables .............            --            --              67              67              67              67
Incr (Decr) over Prior Period ......                          --                              --                              --

Other Gaming Revenues ..............            --            --      $      2.5      $      2.2      $      2.5      $      2.2
Incr (Decr) over Prior Period ......                          --                      $     (0.3)                     $     (0.3)

Total Gaming Revenues ..............    $    320.2    $    324.3      $    538.3      $    525.1      $    858.5      $    849.4
Incr (Decr) over Prior Period ......                  $      4.1                      $    (13.2)                     $     (9.0)

Number of Guest Rooms ..............           904           904           1,250           1,250           2,154           2,154
Occupancy Rate .....................          88.8%         91.4%           93.3%           94.4%           91.4%           93.1%
Average Daily Rate (Room Revenue) ..    $    80.29    $    81.94      $    84.47      $    81.09      $    82.38      $    81.44

      Gaming revenues are the primary source of Trump AC's revenues. The year over year decrease in gaming revenues was caused by table games activity. Table game revenues decreased by approximately $15.6 million or 5.7% from the comparable period in 2000 due to a decrease in table drop at both the Taj Mahal and Trump Plaza. Table drop was negatively affected by decreased activity from premium international table game customers, a weak domestic market as well as the negative national economic impacts of the September 11, 2001 terrorist attacks. Overall Trump AC's table win percentage increased to 16.4% from 16.0% in the comparable period in 2000. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.4% and 15.6% for the years ended December 31, 2000 and 2001, respectively.

      Slot revenues increased by approximately $5.8 million or 1.0% from the comparable period in 2000 as a result of innovative marketing initiatives and management's efforts to improve the slot product on the casino floor which were partially affected by the negative national economic impacts of the September 11, 2001 terrorist attacks.

      Gaming expenses decreased by approximately $14.0 million or 3.2% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily marketing expenses and gaming taxes associated with decreased table game revenues. Expense decreases at the Trump Plaza were primarily due to decreased marketing expenses and incentives.

      General and Administrative expenses decreased by approximately $12.6 million or 7.2% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased insurance, litigation, entertainment, payroll and CRDA expenses. Expense decreases at the Trump Plaza were primarily due to decreased entertainment, insurance, payroll and advertising expenses.

Results of Operations for the Years Ended December 31, 1999 and 2000

      The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates its results of operations are not discussed below.

      The following table includes selected data of Plaza Associates and Taj Associates for the years ended December 31, 1999 and 2000 (Trump AC also includes TCS which are not separately disclosed):

                                                                      Year Ended December 31,
                                       -------------------------------------------------------------------------------------
                                          1999           2000          1999           2000           1999           2000
                                         Plaza          Plaza           Taj            Taj           Total          Total
                                       Associates     Associates     Associates     Associates     Trump AC *     Trump AC *
                                       -------------------------------------------------------------------------------------
                                                                           (in millions)
Revenues:
   Gaming .........................    $    354.5     $    320.2     $    513.1     $    538.3     $    867.6     $    858.5
   Other (a) ......................          97.8           75.3          132.8          113.1          230.6          188.4
                                       ----------     ----------     ----------     ----------     ----------     ----------
   Gross Revenues .................         452.3          395.5          645.9          651.4        1,098.2        1,046.9
   Less: Promotional Allowances ...          98.2           86.5          111.7          119.1          209.9          205.7
                                       ----------     ----------     ----------     ----------     ----------     ----------
       Net Revenues ...............         354.1          309.0          534.2          532.3          888.3          841.2
                                       ----------     ----------     ----------     ----------     ----------     ----------
Costs & Expenses:
     Gaming .......................         176.8          176.2          288.4          261.2          465.2          437.3
     Other ........................          30.0           20.5           36.3           36.1           66.2           56.7
     General & Administrative .....          76.4           72.5           97.1          101.6          173.6          174.1
     Depreciation & Amortization ..          21.9           16.3           36.7           35.6           58.6           51.9
     Trump World's Fair closing ...         124.0            0.8             --             --          124.0            0.8
                                       ----------     ----------     ----------     ----------     ----------     ----------
       Total Costs and Expenses ...         429.1          286.3          458.5          434.5          887.6          720.8
                                       ----------     ----------     ----------     ----------     ----------     ----------
Income/(loss) from Operations .....         (75.0)          22.7           75.7           97.8            0.7          120.4
                                       ----------     ----------     ----------     ----------     ----------     ----------
  Interest and Other Income .......           1.1            1.1            2.1            2.2            3.8            4.1
  Interest Expense ................         (47.5)         (47.8)         (93.6)         (93.4)        (153.8)        (153.7)
                                       ----------     ----------     ----------     ----------     ----------     ----------
  Total Non-Operating Expense .....         (46.4)         (46.7)         (91.5)         (91.2)        (150.0)        (149.6)
                                       ----------     ----------     ----------     ----------     ----------     ----------
  Net Income/(Loss) ...............    $   (121.4)    $    (24.0)    $    (15.8)    $      6.6     $   (149.3)    $    (29.2)
                                       ==========     ==========     ==========     ==========     ==========     ==========

* Intercompany eliminations and expenses of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

----------
(a) On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all property, improvements, alterations and All Star's personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

      Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah," consisting of a Boardwalk level bar, a seasonal outdoor dining area with live entertainment and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

                                                                      Year Ended December 31,
                                        -------------------------------------------------------------------------------------
                                           1999          2000           1999          2000            1999           2000
                                          Plaza         Plaza            Taj           Taj            Total          Total
                                        Associates    Associates      Associates    Associates       Trump AC       Trump AC
                                        -------------------------------------------------------------------------------------
                                                                      (in millions)
Table Game Revenues ................    $     97.6    $     93.1      $    173.3    $    182.2      $    270.8     $    275.3
Incr (Decr) over Prior Period ......                  $     (4.5)                   $      8.9                     $      4.5
Table Game Drop ....................    $    631.5    $    648.7      $  1,079.4    $  1,071.2      $  1,710.9     $  1,719.9
Incr (Decr) over Prior Period ......                  $     17.2                    $     (8.2)                    $      9.0
Table Win Percentage ...............          15.4%         14.4%           16.1%         17.0%           15.8%          16.0%
Incr (Decr) over Prior Period ......                   (1.0) pts                       0.9 pts                        0.2 pts
Number of Table Games ..............            98            96             143           143             241            239
Incr (Decr) over Prior Period ......                          (2)                           --                             (2)

Slot Revenues ......................    $    256.9    $    227.0      $    317.1    $    333.7      $    574.0     $    560.7
Incr (Decr) over Prior Period ......                  $    (29.9)                   $     16.6                     $    (13.3)
Slot Handle ........................    $  3,250.3    $  2,905.9      $  3,996.9    $  4,313.2      $  7,247.2     $  7,219.1
Incr (Decr) over Prior Period ......                  $   (344.4)                   $    316.3                     $    (28.1)
Slot Win Percentage ................           7.9%          7.8%            7.9%          7.7%            7.9%           7.8%
Incr (Decr) over Prior Period ......                   (0.1) pts                     (0.2) pts                      (0.1) pts
Number of Slot Machines ............         3,807         2,839           4,452         4,557           8,259          7,396
Incr (Decr) over Prior Period ......                        (968)                          105                           (863)

Poker Revenues .....................            --            --      $     20.0    $     19.9      $     20.0     $     19.9
Incr (Decr) over Prior Period ......                          --                    $     (0.1)                    $     (0.1)
Number of Poker Tables .............            --            --              67            67              67             67
Incr (Decr) over Prior Period ......                          --                            --                             --

Other Gaming Revenues ..............            --            --      $      2.7    $      2.5      $      2.7     $      2.5
Incr (Decr) over Prior Period ......                          --                    $     (0.2)                    $     (0.2)

Total Gaming Revenues ..............    $    354.5    $    320.2      $    513.1    $    538.3      $    867.6     $    858.5
Incr (Decr) over Prior Period ......                  $    (34.3)                   $     25.2                     $     (9.1)

Number of Guest Rooms ..............         1,283           904           1,250         1,250           2,533          2,154
Occupancy Rate .....................          89.9%         88.8%           95.2%         93.3%           92.5%          91.4%
Average Daily Rate (Room Revenue) ..    $    84.25    $    80.29      $    88.81    $    84.47      $    86.56     $    82.38

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

      Other non-gaming revenues and their associated expenses, as well as Depreciation & Amortization were reduced from the comparable period in 1999 due to the closing of Trump World's Fair. Additionally, 1999 Other non-gaming revenues at the Taj Mahal included a one time nonrecurring gain on the lease termination of the All Star Cafe in the amount of $17.2 million.

      Gaming costs and expenses decreased approximately $27.9 million or 6.0% from the comparable period in 1999. Gaming costs and expenses at the Trump Plaza decreased approximately $.6 million or .3% due to the closing of Trump World's Fair offset by increases in Promotional Costs. Gaming cost and expenses at the Taj Mahal decreased approximately $27.2 million or 9.4% due primarily to reduced gaming bad debt expenses.

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

Seasonality

      Cash flows from the Trump Plaza and the Taj Mahal operating activities are seasonal in nature, with spring and summer traditionally being peak seasons and autumn and winter being non-peak seasons. Consequently, the Company's operating results during the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that the Trump Plaza and the Taj Mahal are unable to generate excess cash flows in one or more peak seasons, they may not be able to subsidize non-peak seasons, if necessary.

Inflation

      There was no significant impact on operations as a result of inflation during 1999, 2000 or 2001.

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

                                                              Position(s) and Office(s) with:
                                 ------------------------------------------------------------------------------------------
Name                                   Trump AC          Trump AC Funding            Funding II              Funding III
----                             -------------------   -------------------      -------------------     -------------------
Donald J. Trump ..............   President and Chief   Chairman, President      Chairman, President     Chairman, President
                                 Executive Officer     and Chief Executive      and Chief Executive     and Chief Executive
                                                       Officer                  Officer                 Officer

Mark A. Brown ................   Chief Operating       --                       --                      --
                                 Officer

Robert M. Pickus .............   Executive Vice        Secretary and Director   Secretary and Director  Secretary and Director
                                 President and
                                 Secretary

Francis X. McCarthy, Jr......    Executive Vice        Executive Vice           Executive Vice          Executive Vice
                                 President of Corp.    President                President of Corp.      President of Corp.
                                 Fin. and Chief        of Corp. Fin. and        Fin. and Chief          Fin. and Chief
                                 Financial Officer     Chief Financial Officer  Financial Officer       Financial Officer

John P. Burke ................   Executive Vice        Treasurer                Treasurer               Treasurer
                                 President and
                                 Corporate Treasurer

Joseph A. Fusco ..............   Executive Vice        --                       --                      --
                                 President of
                                 Government
                                 Relations/
                                 Regulatory Affairs

Wallace B. Askins ............   --                    Director                 Director                Director

Don M. Thomas ................   --                    Director                 Director                Director

      Donald J. Trump (55 years old) has been serving as the President and Chief
      ---------------
Executive Officer of each of THCR, THCR Funding and THCR Holdings since June 2000. Also since June 2000, Trump has been serving as the (i) President of each of Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, TACC and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Trump Indiana, Castle Funding and TCHI; (iii) President and Treasurer of THCR/LP; and (iv) Chief Executive Officer of Taj Associates. Since June 1998, Trump has been serving as the President, Treasurer and sole director of TCI. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Funding II and Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana. Since May 1992, Trump has been the Chairman of the Board of Partner Representatives of Castle Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991,

Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since May 1986, he has been serving as the President and sole director of Realty Corp. Since March 1986, he has been the Chairman, President and Treasurer of Plaza Funding. Since March 1985, Trump has been the Chairman of TCHI. From February 1993 through December 1997, Trump served as the President of Trump AC Holding. From March 1991 through December 1997, Trump served as the President and Treasurer of TACC. Trump is also currently the President and Chief Executive Officer of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

      Mark A. Brown (41 years old) has been serving as the Chief Operating
      -------------
Officer of each of THCR and Trump AC since June 2000. Also since June 2000, Mr. Brown has been serving as the Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana. From January 2000, Mr. Brown has been the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of TCHI. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Castle Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Castle Associates.

      Robert M. Pickus (47 years old) has been the Executive Vice President,
      ----------------
General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of TCHI. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Funding II and Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Castle Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. Since October 1995, Mr. Pickus has been serving as a member of the Board of Partner Representatives of Castle Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Castle Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump AC Holding. Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

      Francis X. McCarthy, Jr. (49 years old) has been serving as the Executive
      ------------------------
Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Castle Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Funding II and Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS.

      John P. Burke (54 years old) has been serving as the Executive Vice
      -------------
President of each of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Since April 1998, he has been serving as the Assistant Treasurer of TCHI. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of Funding II and Funding III. Since March 1997, Mr. Burke has been serving as a member of the Board of Partner Representatives of Castle Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Castle Associates, Castle Funding, TCI-II and TCHI. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Castle Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

      Joseph A. Fusco (57 years old) has been serving as the Executive Vice
      ---------------
President of Government Relations & Regulatory Affairs of each of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the state of New Jersey since 1969.

      Wallace B. Askins (71 years old) has been serving as a director of each of
      -----------------
THCR and THCR Funding since June 1995. Since December 1997, Mr. Askins as been a director of Funding II and Funding III. Since April 1996, he has been serving as a director of Trump AC Funding. Since April 1994, Mr. Askins has been serving as a director of Trump AC Holding. Mr. Askins also serves as a director of EnviroSource, Inc., a waste and recycling management company.

      Don M. Thomas (71 years old) has been serving as a director of each of
      -------------
THCR and THCR Funding since June 1995. Since December 1997, Mr. Thomas has been serving as a director of each of Funding II and Funding III. Since April 1996, he has been a director of Trump AC Funding. Since 1983, Mr. Thomas has been a director of Trump AC Holding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in the state of New York.

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

      Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief summary of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of THCR.

      Matthew A. Harkness (45 years old) has been the Chief Operating Officer of
      -------------------
Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina. Mr. Harkness has served in various Atlantic City casinos in operational and marketing capacities since 1979.

      Theresa Glebocki (40 years old) has been the Vice President of Finance of
      ----------------
Plaza Associates since September 2000. Ms. Glebocki served as the Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000, and Financial Controller of Plaza Associates from 1991 until 1996. Prior to that, Ms. Glebocki held various financial positions at Bally's Grand (now the Atlantic City Hilton).

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

      Mark A. Brown--See "--Management of Trump AC, Trump AC Funding, Funding II
      -------------
and Funding III."

      Stephen S. Oskiera (43 years old) serves as the Senior Vice President of
      ------------------
Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 until January 2000 and as Vice President of Finance of Castle Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Castle Associates and TCS from October 1995 to October 1998. Previously, Mr. Oskiera served as Corporate Controller of American Gaming & Entertainment, Ltd., a casino development company, from December 1993 to October 1995 and, prior to that, served as Financial Controller for Greate Bay Hotel & Casino, Inc. d/b/a/ the Sands Hotel & Casino in Atlantic City, New Jersey from May 1987 to December 1993.

      All of the persons listed above are citizens of the United States and are licensed by the CCC.

Section 16(a) Beneficial Ownership Reporting Compliance

      Not applicable

ITEM 11. EXECUTIVE COMPENSATION.

      Plaza Associates and Taj Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

      The following table sets forth compensation paid or accrued during the years ended December 31, 2001, 2000 and 1999 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Plaza Associates and Taj Associates, and any person who served in such capacities during the fiscal year ended December 31, 2001, and each of the four most highly compensated executive officers of Plaza Associates and Taj Associates whose salary and bonus exceeded $100,000 for the year ended December 31, 2001 (collectively, the "Named Executive Officers").

                           Summary Compensation Table

                                                                     Annual Compensation
                                                      ------------------------------------------------
                                                                                           All Other
         Name and Principal Position                  Year      Salary        Bonus       Compensation
         ---------------------------                  ----    ----------    ----------    ------------
Donald J. Trump ....................................  2001    $       --    $       --    $       --
    -Chairman of the Board of Directors and           2000    $       --    $       --    $       --
     President of Trump AC Holding (I)                1999    $       --    $       --    $       --

Mark A. Brown ......................................  2001    $1,146,462    $       --    $    4,500(2)
    -President and Chief Executive Officer of         2000    $  788,710    $  175,036    $    3,932(2)
     Plaza Associates and Taj Associates              1999    $       --    $       --    $       --

Matthew A. Harkness ................................  2001    $  247,414    $       --    $    4,296(2)
    -Chief Operating Officer of Trump Plaza           2000    $  157,415    $       --    $    4,372(2)
                                                      1999    $       --    $       --    $       --

Stephen S. Oskiera .................................  2001    $  164,754    $       --    $    5,100(2)
    -Senior Vice President of Finance of Taj
     Associates                                       2000    $  150,308    $       --    $    4,510(2)
                                                      1999    $       --    $       --    $       --

Theresa Glebocki ...................................  2001    $  143,849    $       --    $    4,315(2)
    -Vice President of Finance of Plaza Associates    2000    $  131,335    $       --    $    3,845(2)
                                                      1999    $       --    $       --    $       --

----------
(1) Mr. Trump is compensated for his services rendered to Plaza Associates and Taj Associates pursuant to an Executive Agreement, dated June 12, 1995, among Mr. Trump, THCR and THCR Holdings.

(2) Represents vested and unvested contributions made by Plaza Associates, Taj Associates, and/or TCS to Trump Plaza Hotel and Casino Retirement Savings Plan, Trump Taj Mahal Retirement Savings Plan and Trump Casino Services Retirement Savings Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee's compensation plus the employer matching contributions equaling 50.0% of the participant's contributions, are retained until termination of employment, attainment of age 591/2 or financial hardship, at which time the employee may withdraw his or her vested funds.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

      Mark A. Brown. On January 4, 2000, Mr. Brown's employment agreement with Castle Associates, dated as of March 6, 1998, was amended and assigned to Taj Associates (the "Brown Employment Agreement"). The Brown Employment Agreement was to expire on January 2, 2003, and provided for annual compensation of $600,000, $650,000, and $700,000 during years 2000, 2001, and 2002, respectively. On August 4, 2000, the Brown Employment Agreement was amended, effective as of July 1, 2000 ("Brown Amended Employment Agreement"), to confirm Brown's employment as President and Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana (collectively, the "Trump Entities"), subject to necessary licensing by the Indiana Gaming Commission. The Brown Amended Employment Agreement expires on July 31, 2003. During the term of the Brown Amended Employment Agreement, Brown is to receive an annual salary of (i) $1.0 million, effective as of July 1, 2000, (ii) $1.1 million, commencing January 1, 2001, and (iii) $1.2 million, commencing January 1, 2002. Upon 180 days' notice prior to expiration, the Brown Amended Employment Agreement may be extended by the Trump Entities to July 31, 2005. If so extended, Brown is to receive an annual salary of (i) $1.3 million, commencing August 1, 2003, and (ii) $1.4 million, commencing August 1, 2004. Brown's employment may be terminated by the Trump Entities for "Cause," defined as (i) the revocation of Mr. Brown's casino key employee license, (ii) Mr. Brown's conviction for certain crimes, (iii) Mr. Brown's disability or death or (iv) Mr. Brown's breach of loyalty to the Trump Entities. Upon termination for "Cause," Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown's employment is terminated due to Mr. Brown's death or disability, Mr. Brown or his estate will be entitled to a lump sum severance payment equal to six months' compensation based on his then current salary. Mr. Brown may terminate the Brown Amended Employment Agreement at any time following a "Change of Control," effective on the 30th day after such notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Amended Employment Agreement. "Change of Control" is defined as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35.0%) of THCR's Common Stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate his employment within seven days of the occurrence of such transfer and be entitled to receive a severance payment equal to three months' compensation based on his then current salary. During the term of the Brown Amended Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

      Stephen S. Oskiera. On March 1, 2001 Taj Associates entered into an employment agreement with Mr. Oskiera ("the Oskiera Agreement") pursuant to which Mr. Oskiera serves as Senior Vice President of Finance. The Oskiera agreement, the terms of which expires June 30, 2003, if not extended, provides for $160,000 annual compensation. Mr. Oskiera's employment may be terminated by Taj Associates for "cause" defined as (i) the revocation of Mr. Oskiera's casino key employee license, (ii) Mr. Oskiera's conviction for certain crimes, (iii) Mr. Oskiera's disability or death or (iv) Mr. Oskiera's breach of duty to the Trump Companies. Upon termination for cause Mr. Oskiera will earn compensation earned as of the date of termination. Taj Associates may terminate the Oskiera Agreement at any time for "no cause" and Mr. Oskiera will be entitled to compensation in an amount equal to the lesser of six (6) months or the number of months then remaining in this agreement

Compensation of Directors

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

Compensation Committee Interlocks and Insider Participation

      In general, the compensation of executive officers of Plaza Associates and Taj Associates is determined by Trump AC Holding, Trump AC's managing general partner. During the fiscal year ended December 31, 2001, no officer or employee of Trump AC Holding, other than Mr. Trump who served on the Board of Directors of Trump AC Holding, participated in the deliberations concerning executive compensation.

Certain Related Party Transactions

      Trump AC. Beginning in late 1997, Trump Plaza and the Taj Mahal began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump AC's revenues. In 1999, 2000 and 2001, Trump AC incurred approximately $1.6 million, $386,000 and $302,000, respectively, for customer costs associated with such utilization. In exchange for having Trump's airplane available to customers of Trump Plaza and the Taj Mahal, Trump AC has incurred pilot costs of approximately $238,000, $241,000 and $239,000, for the years ended December 31, 1999, 2000 and 2001, respectively.

      Taj Associates. In September 1992, Taj Associates had entered into the Taj Mahal Trump Tower Lease with Trump-Equitable Company for the lease of office space in the Trump Tower in New York City for marketing purposes. The monthly payments under the lease had been $1,000, and the premises were leased at such rent for four months in 1992, the full 12 months in each of 1993 and 1994 and eight months in 1995. On September 1, 1995, the Taj Mahal Trump Tower Lease was renewed for an additional term of five years with an option for Taj Associates to terminate the Taj Mahal Trump Tower Lease on September 1st of each year, upon six months' prior written notice and payment of the six months' rent. Under the renewed Taj Mahal Trump Tower Lease, the monthly payments were $2,285. In March 2000, THCR assumed the Taj Mahal Trump Tower Lease and moved to this office space from its previous location in Trump Tower.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Trump AC. Through its ownership of 100.0% of Trump AC Holding, THCR Holdings currently beneficially owns 100.0% of Trump AC.

      Trump AC Funding. Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Trump AC Funding's common stock since Trump AC Funding's formation in January 1996.

      Funding II. Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Funding II's common stock since Funding II's formation in November 1997.

      Funding III. Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Funding II's common stock since Funding III's formation in November 1997.

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

      Indemnification Agreements. In addition to the indemnification provisions in THCR's and its subsidiaries' employment agreements (see "Executive Compensation-Employment Agreements"), certain former and current directors of Plaza Funding entered into separate indemnification agreements in May 1992 and June 1993 with Plaza Associates pursuant to which such persons are afforded the full benefits of the indemnification provisions of the partnership agreement governing Plaza Associates. Plaza Associates also entered into an indemnification trust agreement in November 1992 with Midlantic (the "Indemnification Trustee") pursuant to which the sum of $100,000 was deposited by Plaza Associates with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP to provide a source for indemnification for such persons if Plaza Associates, Plaza Funding or Trump Plaza GP, as the case may be, fails to immediately honor a demand for indemnification by such persons. The indemnification agreements with the directors of Plaza Funding and directors of Trump Plaza GP were amended in June 1993 to provide, among other things, that Plaza Associates would (i) not terminate, amend or modify certain agreements in a manner which may adversely affect the rights or interests of such directors unless an additional sum of $600,000 was first deposited with the Indemnification Trustee, and (ii) maintain directors' and officers' insurance covering such persons during the ten-year term (subject to extension) of the indemnification agreements; provided, however, that if such insurance would not be available on a commercially practicable basis, Plaza Associates could, in lieu of obtaining such insurance, annually deposit an amount in a trust fund equal to $500,000 for the benefit of such directors; provided further that deposits relating to the failure to obtain such insurance shall not exceed $2.5 million. Such directors are covered by directors' and officers' insurance maintained by Plaza Associates. In June 1993, an additional sum of $600,000 was deposited with the Indemnification Trustee for the benefit of the directors of Plaza Funding and certain former directors of Trump Plaza GP.

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

      (b) Reports on Form 8-K. On October 31, 2001, the Registrants filed a Current Report on Form 8-K with the Commission therein announcing that the THCR is seeking to negotiate the terms of THCR's and its subsidiaries' public debt and was withholding interest payments thereon until such as discussions between THCR and the bondholders had commenced. The following debt issues of THCR and its subsidiaries have been affected: (i) THCR Holdings' and THCR Funding's 15-1/2% Senior Secured Notes due 2005; (ii) each of Trump AC's and (A) Trump AC Funding' s (B) Funding II's and (C) Funding III's 11-1/4% Mortgage Notes due 2006; (iii) Castle Associates' and Castle Funding's 10-1/4% Senior Notes due 2003; (iv) Castle Associates' and Castle Funding's 11-3/4% Mortgage Notes due 2003 and
            (v) Castle Associates' and TCHI's 10-1/4% Senior Notes due 2003. THCR is seeking to negotiate the terms of the public debt in light of the economic consequences of the September 11th terrorist attacks on the World Trade Center which have led New York State to approve the largest gambling package in its history, including six casinos, three of which will be ninety minutes away from Manhattan in the Catskills, and video slot machines at numerous racetracks, including Aqueduct in New York City and Yonkers. See "Business; Recent Events"; "-Certain Indebtedness"; "-Competition; New York State Legislation" and "Management's Discussion and Analysis of
            Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain
            Debt; TAC Notes."

            The Registrants subsequently filed a Current Report on Form 8-K with the Commission on November 28, 2001, therein announcing that THCR had decided to make interest payments in the aggregate amount of approximately $91.0 million on the overdue debt issues based upon the establishment of the Bondholders Committee for the purpose of good faith negotiations between the bondholders and THCR. See "Business; Recent Events"; "-Certain Indebtedness"; "-Competition; New York State Legislation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations;
            Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes."

      (c)   Exhibits.

3.1.1(19)   Certificate of Incorporation of Trump Atlantic City Funding, Inc.
            (formerly THCR Atlantic City Funding, Inc.)

3.1.2(19)   Certificate of Amendment of Certificate of Incorporation of Trump
            Atlantic City Funding, Inc. (formerly THCR Atlantic City Funding,
            Inc.).

3.2(19) By-Laws of Trump Atlantic City Funding, Inc. (formerly THCR Atlantic City Funding, Inc.)

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

3.22 Agreement and Plan of Merger, dated as of December 27, 2000, between Trump Taj Mahal Associates and Trump Casino Services, L.L.C.

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

10.1-10.27  Intentionally omitted.

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

10.36-10.38 Intentionally omitted.

10.39.2(6)  Severance Agreement between Trump Plaza Associates and Robert M.
            Pickus.

10.39.4(18) Employment Agreement between Robert M. Pickus and Trump Hotels &
            Casino Resorts, Inc.

10.40-10.41 Intentionally omitted.

10.42(9) Option and Right of First Offer Agreement between Trump Plaza Associates and Missouri Boardwalk Inc., dated June 24, 1993.

10.43(9) Lease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.

10.44(9) Sublease between Donald J. Trump and Missouri Boardwalk Inc., dated June 24, 1993.

10.45       Intentionally omitted.

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

10.68-10.69 Intentionally omitted.

10.70(10)   Lease Agreement between Trump's Castle Associates and Trump Taj
            Mahal Associates, dated as of December 16, 1994.

10.71-10.73 Intentionally omitted.

10.74(23)   Employment Agreement, dated May 3, 1996, between Trump Taj Mahal
            Associates and Loretta I. Viscount.

10.75-10.76 Intentionally omitted.

10.77(28)   Employment Agreement, dated January 4, 2000, between Trump Taj Mahal
            Associates and Mark A. Brown.

10.78(29)   Second Amendment, dated August 3, 2000, of the Employment Agreement, dated March 6, 1998, between Mark A. Brown and Trump's Castle
            Associates, as assigned to Trump Taj Mahal Associates and amended effective January 3, 2000.

10.79(29)   Employment Agreement, dated April 17, 2000, between Robert M. Pickus and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino
            Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.80(29)   Employment Agreement dated April 17, 2000, between Francis X.
            McCarthy, Jr. and Trump Hotels & Casino Resorts, Inc., Trump Hotels
            & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.81(29)   Employment Agreement dated April 17, 2000, between Joseph A. Fusco and Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino
            Resorts Holdings, L.P. and Trump Atlantic City Associates.

10.82(29)   Employment Agreement dated April 17, 2000, between John P. Burke and
            Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts
            Holdings, L.P. and Trump Atlantic City Associates.

21(28)      List of Subsidiaries of the Registrants.

99.1 Letter, dated March 29, 2002, from Trump Atlantic City Associates to the Securities and Exchange Commission pursuant to Temporary Note 3T to Article 3 of Regulation S-X.

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

(29) Incorporated herein by reference to the identically numbered Exhibit to the Annual Report on Form 10-K of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. for the year ended December 31, 2000.

      (d)   Financial Statement Schedules.

      See "Financial Statements and Supplementary Data-Index to Financial Statements and Financial Statement Schedule" for a list of the financial statement schedule included in this Annual Report.

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

                                          TRUMP ATLANTIC CITY ASSOCIATES
                                                       (Registrant)

                                          By: TRUMP ATLANTIC CITY HOLDING, INC.,
                                               its managing general partner

                                                    /S/ DONALD J. TRUMP
                                          --------------------------------------
                                                      Donald J. Trump
                                                         President
                                                      March 29, 2002


                                          TRUMP ATLANTIC CITY FUNDING, INC.
                                                       (Registrant)

                                                    /S/ DONALD J. TRUMP
                                          --------------------------------------
                                                      Donald J. Trump
                                           President and Chief Executive Officer
                                                      March 29, 2002


                                          TRUMP ATLANTIC CITY FUNDING II, INC.
                                                       (Registrant)

                                                    /S/ DONALD J. TRUMP
                                          --------------------------------------
                                                      Donald J. Trump
                                           President and Chief Executive Officer
                                                      March 29, 2002


                                          TRUMP ATLANTIC CITY FUNDING III, INC.
                                                       (Registrant)

                                                    /S/ DONALD J. TRUMP
                                          --------------------------------------
                                                      Donald J. Trump
                                           President and Chief Executive Officer
                                                      March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY ASSOCIATES

By: TRUMP ATLANTIC CITY HOLDING, INC.,
    its managing general partner

          Signature                         Title                      Date
          ---------                         -----                      ----


     /S/ DONALD J. TRUMP         Chairman of the Board of         March 29, 2002
----------------------------     Directors and President
       Donald J. Trump           (Principal Executive Officer)


/S/ FRANCIS X. MCCARTHY, JR.     Chief Financial Officer          March 29, 2002
----------------------------     (Principal Financial and
  Francis X. McCarthy, Jr.       Accounting Officer)


    /S/ WALLACE B. ASKINS        Director                         March 29, 2002
----------------------------
      Wallace B. Askins


      /S/ DON M. THOMAS          Director                         March 29, 2002
----------------------------
        Don M. Thomas

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING, INC.

          Signature                         Title                      Date
          ---------                         -----                      ----


     /S/ DONALD J. TRUMP         Chairman of the Board of         March 29, 2002
----------------------------     Directors,  President and Chief
       Donald J. Trump           Executive Officer
                                 (Principal Executive Officer)


/S/ FRANCIS X. MCCARTHY, JR.     Chief Financial Officer          March 29, 2002
----------------------------     (Principal Financial and
  Francis X. McCarthy, Jr.       Accounting Officer)


    /S/ WALLACE B. ASKINS        Director                         March 29, 2002
----------------------------
      Wallace B. Askins


      /S/ DON M. THOMAS          Director                         March 29, 2002
----------------------------
        Don M. Thomas

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING II, INC.

          Signature                         Title                      Date
          ---------                         -----                      ----


     /S/ DONALD J. TRUMP         Chairman of the Board of         March 29, 2002
----------------------------     Directors, President and Chief
       Donald J. Trump           Executive Officer (Principal
                                 Executive Officer)


/S/ FRANCIS X. MCCARTHY, JR.     Chief Financial Officer          March 29, 2002
----------------------------     (Principal Financial and
  Francis X. McCarthy, Jr.       Accounting Officer)


    /S/ WALLACE B. ASKINS        Director                         March 29, 2002
----------------------------
      Wallace B. Askins


      /S/ DON M. THOMAS          Director                         March 29, 2002
----------------------------
        Don M. Thomas

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING III, INC.

          Signature                         Title                      Date
          ---------                         -----                      ----


     /S/ DONALD J. TRUMP         Chairman of the Board of         March 29, 2002
----------------------------     Directors, President and Chief
       Donald J. Trump           Executive Officer (Principal
                                 Executive Officer)


/S/ FRANCIS X. MCCARTHY, JR.     Chief Financial Officer          March 29, 2002
----------------------------     (Principal Financial and
  Francis X. McCarthy, Jr.       Accounting Officer)


    /S/ WALLACE B. ASKINS        Director                         March 29, 2002
----------------------------
      Wallace B. Askins


      /S/ DON M. THOMAS          Director                         March 29, 2002
----------------------------
        Don M. Thomas

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Trump Atlantic City Associates and Subsidiaries

Report of Independent Public Accountants..................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001..............   F-3

Consolidated Statements of Operations for the years ended December 31,
      1999, 2000 and 2001.................................................   F-4

Consolidated Statements of Capital for the years ended December 31, 1999,
      2000 and 2001.......................................................   F-5

Consolidated Statements of Cash Flows for the years ended December 31,
      1999, 2000 and 2001.................................................   F-6

Notes to Consolidated Financial Statements................................   F-7

Financial Statement Schedule Report of Independent Public Accountants.....   S-1

Schedule II--Valuation and Qualifying Accounts for the years Ended
      December 31, 1999, 2000 and 2001....................................   S-2

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Trump Atlantic City Associates and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates (a New Jersey general partnership) and Subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the management of Trump Atlantic City Associates and Subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trump Atlantic City Associates and Subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                         ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                                 (In Thousands)

                                                                                              2000           2001
                                                                                          -----------    -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...........................................................   $    67,205    $    70,909
  Trade receivables, net of allowances for doubtful accounts of $13,080 and $15,610,
     respectively (Note 2) ............................................................        27,620         29,539
  Accounts receivable, other (Note 2) .................................................         6,697          2,349
  Inventories .........................................................................         8,928          8,620
  Prepaid expenses and other current assets ...........................................         6,969          6,278
  Due from affiliates, net (Note 6) ...................................................        80,013         88,842
                                                                                          -----------    -----------
    Total current assets ..............................................................       197,432        206,537
                                                                                          -----------    -----------
PROPERTY AND EQUIPMENT (Note 2):
  Land and land improvements ..........................................................       172,507        172,524
  Buildings and building improvements .................................................     1,275,480      1,292,410
  Furniture, fixtures and equipment ...................................................       231,357        244,868
  Leasehold improvements ..............................................................         2,195         13,362
  Construction in progress ............................................................        17,483          7,691
                                                                                          -----------    -----------
                                                                                            1,699,022      1,730,855
  Less-Accumulated depreciation and amortization ......................................      (408,384)      (453,853)
                                                                                          -----------    -----------
    Net property and equipment ........................................................     1,290,638      1,277,002
                                                                                          -----------    -----------
OTHER ASSETS:
  Deferred bond issuance costs, net of accumulated amortization of $29,341 and
     $34,011, respectively (Note 3) ...................................................        19,509         14,839
  Other assets (Note 2) ...............................................................        34,847         42,075
                                                                                          -----------    -----------
    Total other assets ................................................................        54,356         56,914
                                                                                          -----------    -----------
    Total assets ......................................................................   $ 1,542,426    $ 1,540,453
                                                                                          ===========    ===========
                             LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
  Current maturities of long-term debt (Note 3) .......................................   $     4,553    $     7,266
  Accounts payable ....................................................................        42,190         40,713
  Accrued payroll .....................................................................        21,395         18,176
  Self-insurance reserves (Note 4) ....................................................         8,458          5,438
  Accrued interest payable (Note 3) ...................................................        24,375         24,375
  Other accrued expenses (Note 8) .....................................................        31,109         27,769
  Other current liabilities ...........................................................         7,532         11,797
                                                                                          -----------    -----------
    Total current liabilities .........................................................       139,612        135,534
                                                                                          -----------    -----------
NON-CURRENT LIABILITIES:
  Long-term debt, net of current maturities (Note 3) ..................................     1,303,019      1,307,643
  Other long-term liabilities .........................................................         5,557         17,070
                                                                                          -----------    -----------
    Total non-current liabilities .....................................................     1,308,576      1,324,713
                                                                                          -----------    -----------
    Total liabilities .................................................................     1,448,188      1,460,247
                                                                                          -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 4):
CAPITAL:
  Partners' capital ...................................................................       329,691        329,691
  Accumulated deficit .................................................................      (235,453)      (249,485)
                                                                                          -----------    -----------
    Total capital .....................................................................        94,238         80,206
                                                                                          -----------    -----------
    Total liabilities and capital .....................................................   $ 1,542,426    $ 1,540,453
                                                                                          ===========    ===========

      The accompanying notes are an integral part of these balance sheets.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (In Thousands)

                                                  1999           2000           2001
                                              -----------    -----------    -----------
REVENUES:
Gaming ....................................   $   867,556    $   858,473    $   849,426
Rooms .....................................        74,057         59,583         59,639
Food and beverage .........................       106,111         99,521         95,785
Other (Note 7) ............................        50,438         29,308         25,758
                                              -----------    -----------    -----------
   Gross revenues .........................     1,098,162      1,046,885      1,030,608
Less-Promotional allowances (Note 2) ......       209,945        205,686        203,866
                                              -----------    -----------    -----------
   Net revenues ...........................       888,217        841,199        826,742
                                              -----------    -----------    -----------
COSTS AND EXPENSES:
Gaming ....................................       465,231        437,382        423,306
Rooms .....................................        28,712         25,532         24,944
Food and beverage .........................        37,519         31,081         29,969
General and administrative ................       173,578        174,125        161,457
Depreciation and amortization .............        58,615         51,924         49,448
Trump World's Fair closing (Note 8) .......       123,959            814           --
                                              -----------    -----------    -----------
                                                  887,614        720,858        689,124
                                              -----------    -----------    -----------
   Income from operations .................           603        120,341        137,618
                                              -----------    -----------    -----------
NON-OPERATING INCOME (EXPENSE):
Interest and other non-operating income ...         3,813          4,145          2,633
Interest expense (Note 3) .................      (153,759)      (153,664)      (154,283)
                                              -----------    -----------    -----------
   Non-operating expense, net .............      (149,946)      (149,519)      (151,650)
                                              -----------    -----------    -----------
   Net loss ...............................   $  (149,343)   $   (29,178)   $   (14,032)
                                              ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (In Thousands)

                                           Partners'   Accumulated
                                            Capital      Deficit        Total
                                          -------------------------------------

Balance, December 31, 1998 ............   $  329,691    $  (56,932)  $  272,759
Net Loss ..............................           --      (149,343)    (149,343)
                                          ----------    ----------   ----------
Balance, December 31, 1999 ............      329,691      (206,275)     123,416
Net Loss ..............................           --       (29,178)     (29,178)
                                          ----------    ----------   ----------
Balance, December 31, 2000 ............      329,691      (235,453)      94,238
Net Loss ..............................           --       (14,032)     (14,032)
                                          ----------    ----------   ----------
Balance, December 31, 2001 ............   $  329,691    $ (249,485)  $   80,206
                                          ==========    ==========   ==========

        The accompanying notes are an integral part of these statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (In Thousands)

                                                                            1999          2000          2001
                                                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ..........................................................   $ (149,343)   $  (29,178)   $  (14,032)
   Adjustments to reconcile net loss to net cash flows
      provided by operating activities:
      Noncash charges:
         Depreciation and amortization ...............................       58,615        51,924        49,448
         Accretion of discount on indebtedness .......................          681           607           540
         Amortization of deferred loan offering costs ................        5,894         5,241         4,670
         Provision for losses on receivables .........................       24,503         5,437         6,060
         Valuation allowance of CRDA investments .....................        4,270         6,895         4,137
         Gain on acquisition of property .............................      (17,200)           --            --
         (Gain) loss on disposition of property ......................         (460)        1,509          (320)
         Write-off of net book value of Trump World's Fair closing ...       97,221            --            --
   Decrease (increase) in receivables ................................        2,435        (5,873)       (3,310)
   (Increase) decrease in inventories ................................         (276)          530           307
   Decrease (increase) in prepaid expenses and other current assets ..        2,459        (1,554)        1,024
   (Increase) decrease in other assets ...............................          (45)        3,119        (2,327)
   Increase in amounts due from affiliates ...........................      (27,918)      (17,065)       (8,830)
   Increase  (decrease) in accounts payable, accrued expenses
      and other current liabilities ..................................       26,768           253        (8,959)
                                                                         ----------    ----------    ----------
         Net cash provided by operating activities ...................       27,604        21,845        28,408
                                                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ...............................      (21,506)      (15,125)       (7,764)
   Purchases of CRDA investments .....................................      (10,960)      (10,861)      (10,657)
   Proceeds from disposition of property .............................        4,502            --            --
                                                                         ----------    ----------    ----------
         Net cash used in investing activities .......................      (27,964)      (25,986)      (18,421)
                                                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional Borrowings .............................................           --         2,978            --
   Payments and current maturities of long-term debt .................       (5,533)       (6,693)       (6,283)
                                                                         ----------    ----------    ----------
         Net cash used in financing activities .......................       (5,533)       (3,715)       (6,283)
                                                                         ----------    ----------    ----------
NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS .................       (5,893)       (7,856)        3,704
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .......................       80,954        75,061        67,205
                                                                         ----------    ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............................   $   75,061    $   67,205    $   70,909
                                                                         ==========    ==========    ==========
Supplemental Disclosures of Cash Flow Information:
..     Equipment purchased under capital leases .......................   $    9,416    $    4,159    $   13,080
                                                                         ==========    ==========    ==========
..     Cash paid during the year for interest .........................   $  147,308    $  148,125    $  149,073
                                                                         ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                         TRUMP ATLANTIC CITY ASSOCIATES
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization

      The accompanying consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership and its subsidiaries, Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates"), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates"), which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), Trump Atlantic City Funding, Inc., ("Trump AC Funding"), Trump Atlantic City Funding II, Inc., ("Trump AC Funding II"), Trump Atlantic City Funding III, Inc., ("Trump AC Funding III"), Trump Atlantic City Corporation, ("TACC"), and Trump Casino Services, L.L.C., ("TCS"). Effective December 31, 2000, TCS was merged into Taj Associates, and the obligations and administrative duties and responsibilities of TCS were assumed by Trump Administration, a separate division of Taj Associates ("Trump Administration"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings"), of which Trump Hotels & Casino Resorts, Inc., ("THCR"), is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the 11 1/4% First Mortgage Notes due 2006 of Trump AC and Trump AC Funding, of Trump AC and Trump AC Funding II and of Trump AC and Trump AC Funding III (the "Trump AC Mortgage Notes") to distribute funds to Trump AC.

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

     As discussed in Note 3, repayment of the Trump AC Mortgage Notes is due in 2006. Trump AC and Funding are seeking to refinance or modify the terms of the Trump AC Mortgage Notes. As shown in the accompanying Consolidated Statement of Cash Flows, the Partnership has consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow projections for 2002, Trump AC will have sufficient cash flows to meet their debt service and operating expense requirements throughout 2002.

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

Promotional Allowances

      The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                                 Year Ended December 31,
                                       -----------------------------------------
                                           1999           2000           2001
                                       -----------    -----------    -----------
Rooms .............................    $18,416,000    $17,578,000    $17,945,000
Food and Beverage .................     55,840,000     58,403,000     56,652,000
Other .............................     15,263,000      9,178,000      6,501,000
                                       -----------    -----------    -----------
                                       $89,519,000    $85,159,000    $81,098,000
                                       ===========    ===========    ===========

 Inventories

      Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

Property and Equipment

      Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements ...............................  40 years
Furniture, fixtures and equipment .................................  3-10 years
Leasehold improvements ............................................  10-40 years

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

      Under the New Jersey Casino Control Act (the "Casino Control Act"), both Plaza Associates and Taj Associates are required to file a New Jersey corporation business tax return. For New Jersey State Income Tax purposes at December 31, 2001, Plaza Associates and Taj Associates have net operating loss carry-forwards of approximately $191,290,000 and $118,900,000, respectively. A valuation allowance of $191,290,000 and $118,900,000, respectively, has been provided for the deferred tax benefits of the operating loss carry forwards.

Statements of Cash Flows

      For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

Recent Accounting Pronouncements

      In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such rebates of $85,210,000, $92,616,000 and $92,932,000 in 1999, 2000 and 2001 have been classified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

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

      Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The Partnership's management does not expect the adoption of SFAS No. 143 to have a material impact on the Partnership's financial results.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The standard is effective for fiscal years beginning after December 15, 2001. The Partnership's management does not expect the adoption of SFAS No. 144 to have a material impact on the Partnership's financial results.

      In November 2001, the EITF reached a consensus on Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)" ("EITF 01-09"). For a sales incentive offered voluntarily by a vendor to its patrons, EITF 01-09 requires the vendor to recognize the cost of the sales incentive at the later of the date at which the related revenue is recorded by the vendor, or the date at which the sales incentive is offered. Accordingly, at December 31, 2001, the Partnership has accrued for the expected cost of certain cash incentives offered to casino patrons based on their past levels of play. Application of EITF 01-09 is required in annual or interim financial statements for periods beginning after December 15, 2001. The Partnership elected to adopt EITF 01-09 in the quarter ended December 31, 2001. The adoption of EITF 01-09 did not have a material impact on Trump AC's financial results.

Reclassifications

      Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

Other Assets

      Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2000 and 2001, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3) Long-Term Debt

      Long-term debt consists of the following:

                                                                                December 31,      December 31,
                                                                                    2000               2001
                                                                              ---------------    ---------------
Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006) (a) ......   $ 1,200,000,000    $ 1,200,000,000

Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006), net of
unamortized discount of $1,525,000 and $1,163,000, respectively  (a) ......        73,475,000         73,837,000

Trump AC Mortgage Notes (11 1/4% First Mortgage Notes, due 2006), net of
unamortized discount of $749,000 and $571,000, respectively  (a) ..........        24,251,000         24,429,000

Mortgage notes payable (b) ................................................         1,238,000          1,174,000

Capitalized lease obligations (c) .........................................         8,608,000         15,469,000
                                                                              ---------------    ---------------
                                                                                1,307,572,000      1,314,909,000
Less-Current maturities ...................................................        (4,553,000)        (7,266,000)
                                                                              ---------------    ---------------
                                                                              $ 1,303,019,000    $ 1,307,643,000
                                                                              ===============    ===============

----------
(a) Trump AC together with Trump AC Funding issued the Trump AC Mortgage Notes in an aggregate principal amount of $1,200,000,000 which bear interest at 11.25% and are due May 1, 2006. Interest on the Trump AC Mortgage Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest jointly and severally by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The Trump AC Mortgage Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all of the assets of Taj Associates and Plaza Associates.

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

      Costs of $48,850,000 associated with the issuance of the Trump AC Mortgage Notes are being amortized over the term of the Trump AC Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $5,894,000, $5,241,000 and $4,670,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

(b) Interest on these notes is payable with an interest rate of 8.5%. The notes are due in 2012 and are secured by certain real property.

(c) Interest on these leases are payable with interest rates ranging from 7.1% to 13.0%. The leases are due at various dates between 2002 and 2005 and are secured by equipment.

The Trump AC Mortgage Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions.

Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

2002  ...........................................................    $ 8,582,000
2003  ...........................................................      5,404,000
2004  ...........................................................      3,222,000
2005  ...........................................................        612,000
2006  ...........................................................             --
                                                                     -----------
Total minimum payments ..........................................     17,820,000
Less: Amount representing interest ..............................      2,351,000
                                                                     -----------
Present Value of minimum lease payments .........................    $15,469,000
                                                                     ===========

The aggregate maturities of long-term debt as of December 31, 2001 are as follows:

2002  .........................................................   $    7,266,000
2003  .........................................................        4,716,000
2004  .........................................................        3,106,000
2005  .........................................................          692,000
2006  .........................................................    1,300,096,000
Thereafter ....................................................          767,000
                                                                  --------------
                                                                  $1,316,643,000
                                                                  ==============

      The ability of the Registrants to repay their current and long-term indebtedness when due will depend on the ability of Trump AC to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due. Cash flow from operations will not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of Trump AC and its ability to refinance its debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Trump AC will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry will be conducive to refinancing this debt or other attempts to raise capital. As discussed in Note 1, Trump AC and Funding are seeking to refinance or modify the terms of the Trump AC Mortgage Notes due in 2006.

     The Registrants are seeking to refinance or modify the terms of their public debt. Management believes that they will have sufficient cash flows to meet their debt service and operating expense requirements throughout 2002 without such refinancing or modification.

(4) Commitments and Contingencies

      Leases and Employment Agreements

      Trump AC leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $6,890,000, $6,099,000 and $7,517,000, respectively.

      Future minimum lease payments under the noncancellable operating leases are as follows:

2002  ............................................................   $ 3,682,000
2003  ............................................................     1,582,000
2004  ............................................................     1,396,000
2005  ............................................................     1,109,000
2006  ............................................................     1,110,000
Thereafter .......................................................    83,260,000
                                                                     -----------
                                                                     $92,139,000
                                                                     ===========

      Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

      As of December 31, 2001, Trump AC had employment agreements with certain key employees with commitments of approximately $9,368,000. These commitments mature at various dates through 2003.

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

Self-Insurance Reserves

      Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workmans' compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

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

Casino Reinvestment Development Authority Obligations

      Pursuant to the provisions of the Casino Control Act, Plaza Associates and Taj Associates, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority ("CRDA"). Plaza Associates and Taj Associates intend on satisfying their obligations primarily by depositing funds to be used for the purchase of bonds or by making qualified investments. Plaza Associates and Taj Associates are required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 1999, 2000 and 2001, Trump AC charged to operations $4,178,000, $4,843,000 and $3,844,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. From time to time Plaza Associates and Taj Associates have elected to donate funds they have on deposit with the CRDA for various projects. Donations in the amounts of $145,000, $3,920,000 and $593,000 were made during the years ended December 31, 1999, 2000 and 2001, respectively. As a result of these donations, Trump AC charged the carrying value to operations of $92,000, $2,052,000 and $293,000 during the years ended December 31, 1999, 2000 and 2001.

Concentrations of Credit Risks

      In accordance with casino industry practice, Plaza Associates and Taj Associates extend credit to qualified casino patrons, after background checks and investigations of credit worthiness. For the years ended December 31, 1999, 2000 and 2001 approximately 29.1%, 17.5% and 14.8%, respectively, of casino receivables (before allowances) were from customers whose primary residence is outside the United States, and approximately 5.9%, 6.4% and 5.0%, respectively, represents credit extended to patrons from the Far East.

(5) Employee Benefit Plans

      Plaza Associates and Taj Associates have a retirement savings plan (the "Plan") for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 20% of their earnings to the Plan and Plaza Associates and Taj Associates will match 50% of the first 6%. Trump AC recorded charges of $3,560,000, $3,637,000 and $3,433,000 for matching contributions for the years ended December 31, 1999, 2000 and 2001, respectively.

      Plaza Associates and Taj Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Plaza Associates and Taj Associates may be liable for their share of the plan's unfunded liabilities, if any, if the plans are terminated. Pension expense charged to operations for the years ended December 31, 1999, 2000 and 2001 was $2,074,000, $2,906,000 and $3,418,000
respectively.

(6) Transactions with Affiliates

      Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable/(payable) at December 31 are as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                         2000           2001
                                                     -----------   ------------
Castle Associates (a) ............................   $15,947,000   $  6,554,000
Trump Organization (a) ...........................       483,000       (232,000)
THCR Holdings (a) ................................    63,583,000     82,520,000
                                                     -----------   ------------
                                                     $80,013,000   $ 88,842,000
                                                     ===========   ============

(a) Trump Atlantic City Associates engages in various transactions with the other Atlantic City hotel/casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

      Beginning in late 1997, Trump Plaza and the Taj Mahal utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump AC's revenues. In 1999, 2000 and 2001, Trump AC incurred approximately $1,574,000, $386,000 and $241,000, respectively, for customer costs associated with such utilization. In addition, in exchange for having Trump's plane available to customers of Trump Plaza and the Taj Mahal, Trump AC has incurred pilot costs of approximately $238,000, $241,000 and $242,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

      On September 15, 1999 an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Cafe Lease effective September 24, 1999. Upon termination of the All Star Cafe Lease, all property, improvements, alterations and All Star's personal property with the exception of specialty trade fixtures became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

      Taj Associates has since remodeled the facility into an entertainment complex called the "Casbah" consisting of a Boardwalk level bar, a seasonal outdoor dining area with live entertainment and a centerpiece high-energy nightclub. The Casbah complex opened in June 2000.

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

      The estimated fair values of other financial instruments are as follows:

                                                       December 31, 2001
                                                --------------------------------
                                                Carrying Amount      Fair Value
                                                ---------------     ------------
Trump AC Mortgage Notes ....................    $ 1,200,000,000     $780,000,000
Trump AC Funding II Mortgage Notes .........    $    73,837,000     $ 47,250,000
Trump AC Funding III Mortgage Notes ........    $    24,429,000     $ 15,500,000

      The fair values of the Trump AC Mortgage Notes, Trump AC Funding II Mortgage Notes and Trump AC Funding III Mortgages Notes are based on quoted market prices as of December 31, 2001.

There are no quoted market prices for other notes payable and a reasonable estimate could not be made without incurring excessive costs.

(10) Combined Financial Information - Trump AC Funding, Trump AC Funding II and Trump AC Funding III

      Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of December 31, 2001 is as follows:

Total Assets (including First Mortgage Notes receivable of $1,298,266,000 and
      related interest receivable) .............................................   $1,322,641,000
                                                                                   ==============
Total Liabilities and Capital (including First Mortgage Notes payable of
      $1,298,266,000 and related interest payable) .............................   $1,322,641,000
                                                                                   ==============
Interest Income ................................................................   $  146,890,000
                                                                                   --------------
Interest Expense ...............................................................      146,890,000
                                                                                   --------------
Net Income .....................................................................   $           --
                                                                                   ==============

(11) Quarterly Financial Data (unaudited) - Selected quarterly financial data of Trump AC is as follows:

                                                                     2000
                                     -------------------------------------------------------------------
                                      First Quarter    Second Quarter     Third Quarter   Fourth Quarter
                                     --------------    --------------    --------------   --------------
Net Revenues .....................   $  198,824,000    $  210,930,000    $  238,164,000   $  193,281,000
Income/(loss) from Operations ....       25,853,000        29,535,000        51,400,000       13,553,000
Net Income/(Loss) ................      (11,798,000)       (7,969,000)       13,786,000      (23,197,000)

                                                                     2001
                                     -------------------------------------------------------------------
                                      First Quarter    Second Quarter     Third Quarter   Fourth Quarter
                                     --------------    --------------    --------------   --------------
Net Revenues .....................   $  192,954,000    $  208,669,000    $  231,304,000   $  193,815,000
Income from Operations ...........       20,937,000        33,479,000        54,069,000       29,133,000
Net Income/(loss) ................      (16,542,000)       (4,126,000)       16,003,000       (9,367,000)

(12) Industry Segment Information

      Trump AC's primary business activity is gaming. It operates two casinos in the Atlantic City market: the Trump Taj Mahal Casino Resort and the Trump Plaza Hotel and Casino.

To Trump Atlantic City Associates and Subsidiaries:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Atlantic City Associates and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the management of Trump Atlantic City Associates and Subsidiaries and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

                                                                     SCHEDULE II

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                                                Balance at     Charged to         Other          Balance at
                                                Beginning      Costs and          Changes          End of
                                                of Period       Expenses       (Deductions)        Period
YEAR ENDED DECEMBER 31, 1999:
Allowance for doubtful accounts ............   $ 25,701,000   $ 24,503,000   $(40,396,000)(A)   $  9,808,000
Valuation allowance for CRDA investments ...   $ 10,798,000   $  4,270,000   $ (2,118,000)(B)   $ 12,950,000
YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts ............   $  9,808,000   $  5,437,000   $ (2,165,000)(A)   $ 13,080,000
Valuation allowance for CRDA investments ...   $ 12,950,000   $  6,895,000   $ (7,957,000)(C)   $ 11,888,000
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts ............   $ 13,080,000   $  6,060,000   $ (3,530,000)(A)   $ 15,610,000
Valuation allowance for CRDA investments ...   $ 11,888,000   $  4,137,000   $ (1,932,000)(D)   $ 14,093,000

-----------
(A)   Writeoff of uncollectible accounts.
(B) Includes the reclassification of approximately $5,792,000 of previous CRDA deposits, the carrying value of which was $2,497,000 to property and equipment.
(C) Includes the reclassification of approximately $6,397,000 of previous CRDA deposits, the carrying value of which was $3,802,000 to property and equipment.
(D) Includes the reclassification of approximately $3,218,000 of previous CRDA deposits, the carrying value of which was $962,000 to property and equipment.

                                  Exhibit Index
                                  -------------


Exhibit No.   Description                                              Page No.
-----------   -----------                                              --------

3.22 Agreement and Plan of Merger, dated as of December 27, 2000, between Trump Taj Mahal Associates and Trump
              Casino Services, L.L.C.

99.1 Letter, dated March 29, 2002, from Trump Atlantic City Associates to the Securities and Exchange Commission pursuant to Temporary
              Note 3T to Article 3 of Regulation S-X.