Form 10-Q
period 2002-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING III INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING INC
filed 2002-05-15
CIK 897729, 1052519, 1052517, 1006918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002
                                       OR

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
         (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)
                        1000 Boardwalk at Virginia Avenue
                            Atlantic City, New Jersey                                              08401
                    (Address of principal executive offices)                                    (Zip Code)
          Registrant's telephone number, including area code: (609) 449-6515
   Former name, former address and former fiscal year, if changed since last report:

                        TRUMP ATLANTIC CITY FUNDING, INC.
             (Exact Name of Registrant as specified in its charter)

                                Delaware                                                        22-3418939
         (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)
                        1000 Boardwalk at Virginia Avenue
                            Atlantic City, New Jersey                                              08401
                    (Address of principal executive offices)                                    (Zip Code)
            Registrant's telephone number, including area code: (609) 449-6515
   Former name, former address and former fiscal year, if changed since last report:

                      TRUMP ATLANTIC CITY FUNDING II, INC.
             (Exact Name of Registrant as specified in its charter)

                                Delaware                                                         22-3550202
         (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)
                        1000 Boardwalk at Virginia Avenue
                            Atlantic City, New Jersey                                              08401
                    (Address of principal executive offices)                                    (Zip Code)
       Registrant's telephone number, including area code: (609) 449-6515
   Former name, former address and former fiscal year, if changed since last report:

                    TRUMP ATLANTIC CITY FUNDING III, INC.
             (Exact Name of Registrant as specified in its charter)

                                   Delaware                                                      22-3550203
         (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification Number)
                        1000 Boardwalk at Virginia Avenue
                            Atlantic City, New Jersey                                              08401
                    (Address of principal executive offices)                                    (Zip Code)
       Registrant's telephone number, including area code: (609) 449-6515
   Former name, former address and former fiscal year, if changed since last report:

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                   --
     As of May 15, 2002, there were 100 shares of Trump Atlantic City Funding, Inc.'s Common Stock outstanding.
     As of May 15, 2002, there were 100 shareS of Trump Atlantic City Funding II, Inc.'s Common Stock outstanding.
     As of May 15, 2002, there were 100 shares of Trump Atlantic City Funding III, Inc.'s Common Stock outstanding.

     Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                                      Page No.
                                                                                                                      --------

PART I -- FINANCIAL INFORMATION


  ITEM 1 -- Financial Statements


   Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 (unaudited) .....................     1

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001
    and 2002 (unaudited) ............................................................................................     2

   Condensed Consolidated Statement of Capital for the Three Months Ended March 31, 2002 (unaudited) ................     3

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001
     and 2002 (unaudited) ...........................................................................................     4

   Notes to Condensed Consolidated Financial Statements (unaudited) .................................................   5-6

  ITEM 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations ...................  7-11
  ITEM 3 -- Quantitative and Qualitative Disclosures About Market Risk ..............................................    11

PART II -- OTHER INFORMATION

  ITEM 1 -- Legal Proceedings .......................................................................................    12

  ITEM 2 -- Changes in Securities and Use of Proceeds ...............................................................    12

  ITEM 3 -- Defaults Upon Senior Securities .........................................................................    12

  ITEM 4 -- Submission of Matters to a Vote of Security Holders .....................................................    12

  ITEM 5 -- Other Information .......................................................................................    12

  ITEM 6 -- Exhibits and Reports on Form 8-K ........................................................................    12

SIGNATURES


  Signature -- Trump Atlantic City Associates .......................................................................    13

  Signature -- Trump Atlantic City Funding, Inc. ....................................................................    14

  Signature -- Trump Atlantic City Funding II, Inc. .................................................................    15

  Signature -- Trump Atlantic City Funding III, Inc. ................................................................    16

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                     ASSETS


                                                                                      December 31,        March 31,
                                                                                          2001             2002
                                                                                   ----------------  ----------------
                                                                                                         (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ...................................................    $       70,909    $       119,092
  Receivables, net ............................................................            31,888             28,877
  Inventories .................................................................             8,620              8,479
  Advances to affiliates, net .................................................            88,842             89,301
  Other current assets ........................................................             6,278              4,991
                                                                                    ---------------   ---------------
    Total Current Assets ......................................................           206,537            250,740
PROPERTY AND EQUIPMENT, NET ...................................................         1,277,002          1,268,715
DEFERRED LOAN COSTS, NET ......................................................            14,839             13,752
OTHER ASSETS (Note 2) .........................................................            42,075             42,177
                                                                                    ---------------   ---------------
    Total Assets ..............................................................    $    1,540,453    $     1,575,384
                                                                                    ===============   ===============


                                     LIABILITIES AND CAPITAL


CURRENT LIABILITIES:
  Current maturities of long-term debt ........................................    $        7,266    $         7,095
  Accounts payable and accrued expenses .......................................           103,893            105,290
  Accrued interest payable ....................................................            24,375             60,938
                                                                                    ---------------   ---------------
    Total Current Liabilities .................................................           135,534            173,323
LONG-TERM DEBT, net of current maturities .....................................         1,307,643          1,307,438
OTHER LONG-TERM LIABILITIES ...................................................            17,070             17,070
                                                                                    ---------------   ---------------
    Total Liabilities .........................................................         1,460,247          1,497,831
                                                                                    ---------------   ---------------
CAPITAL:
  Partners' Capital ...........................................................           329,691            329,691
  Accumulated Deficit .........................................................          (249,485)          (252,138)
                                                                                    ---------------   --------------
    Total Capital .............................................................            80,206             77,553
                                                                                    ---------------   --------------
    Total Liabilities and Capital .............................................    $    1,540,453    $     1,575,384
                                                                                    ===============   ==============


              The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
                                   (unaudited)
                                 (in thousands)



                                                                                                 Three Months
                                                                                               Ended March 31,
                                                                                 ---------------------------------------
                                                                                       2001                     2002
                                                                                 ------------------    -----------------
REVENUES:

  Gaming ......................................................................  $    199,780           $      211,426

  Rooms .......................................................................        12,997                   13,715

  Food and Beverage ...........................................................        23,110                   22,412

  Other .......................................................................         5,606                    6,836
                                                                                 -------------          ---------------
    Gross Revenues ............................................................       241,493                  254,389

  Less--Promotional allowances (Note 4) .......................................        48,538                   48,872
                                                                                 -------------          ---------------
    Net Revenues ..............................................................       192,955                  205,517
                                                                                 -------------          ---------------
COSTS AND EXPENSES:

  Gaming (Note 4) .............................................................       105,264                  100,927

  Rooms .......................................................................         6,078                    6,181

  Food and Beverage ...........................................................         6,910                    7,482

  General and Administrative ..................................................        41,141                   40,914

  Depreciation and Amortization ...............................................        12,625                   13,125

  Debt Renegotiation Costs (Note 5) ...........................................            --                    1,570
                                                                                 -------------          ---------------
                                                                                      172,018                  170,199
                                                                                 -------------          ---------------
    Income from operations ....................................................        20,937                   35,318
                                                                                 -------------          ---------------
                NON-OPERATING INCOME AND (EXPENSES):

  Interest and Other non-operating income .....................................           701                      248

  Interest expense ............................................................       (38,180)                 (38,219)
                                                                                 -------------           ---------------
   Non-Operating expense, net .................................................       (37,479)                 (37,971)
                                                                                 -------------           ---------------
   NET LOSS ...................................................................  $    (16,542)           $      (2,653)
                                                                                 =============            ==============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENT OF CAPITAL
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (unaudited)
                                 (in thousands)

                                                                           Partners'        Accumulated          Total
                                                                            Capital           Deficit           Capital
                                                                         -------------     -------------     -------------

Balance, December 31, 2001 .....................................      $       329,691     $   (249,485)    $      80,206

Net Loss .......................................................                   --           (2,653)           (2,653)
                                                                        --------------    --------------    -------------
Balance, March 31, 2002 ........................................      $       329,691     $   (252,138)    $      77,553
                                                                        ==============    ==============    =============



          The accompanying notes are an integral part of this condensed consolidated financial statement.

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

                                   (unaudited)

                             (dollars in thousands)


                                                                                               Three Months Ended
                                                                                                    March 31,

                                                                                           -----------------------------
                                                                                             2001              2002
                                                                                           ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss ............................................................................    $    (16,542)    $     (2,653)
  Adjustments to reconcile net loss to net cash flows from operating activities
       -- Noncash charges --

      Depreciation and amortization ...................................................          12,625           13,125
      Accretion of discounts on indebtedness ..........................................             141              126
      Provisions for losses on receivables ............................................           1,548            1,442
      Amortization of deferred loan offering costs ....................................           1,218            1,087
      Valuation allowance of CRDA investments .........................................           1,238            1,118
     (Increase) decrease in receivables ...............................................          (4,665)           1,567
     Decrease in inventories ..........................................................             278              142
     Decrease (increase) in advances to affiliates ....................................           3,279             (459)
     Decrease in other current assets .................................................           1,316            1,028
     (Increase) decrease in other assets ..............................................            (152)           1,226
     Increase in accounts payable, accrued expenses and other liabilities .............          42,321           37,940
                                                                                           ------------     ------------
      Net cash provided by operating activities .......................................          42,605           55,689
                                                                                           ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment ...............................................          (1,965)          (3,015)
     Purchase of CRDA investments .....................................................          (2,411)          (2,534)
                                                                                           ------------     ------------
      Net cash used in investing activities ...........................................          (4,376)          (5,549)
                                                                                           ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments and current maturities of long-term debt ...............................          (1,193)          (1,957)
                                                                                           ------------     ------------
       Net cash used in financing activities ..........................................          (1,193)          (1,957)
                                                                                           ------------     ------------
NET INCREASE IN CASH & CASH EQUIVALENTS ...............................................          37,036           48,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................          67,205           70,909
                                                                                           ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................    $    104,241     $    119,092
                                                                                           ============     ============
CASH INTEREST PAID ....................................................................    $      1,078     $        483
Supplemental Disclosure of noncash activities:                                             ============     ============

Purchase of property and equipment under capitalized lease obligations ................    $      2,491     $      1,455
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

                 TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
(1) Organization and Operations

     The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates ("Trump AC"), a New Jersey general partnership and its subsidiaries: (i) Trump Plaza Associates, a New Jersey general partnership ("Plaza Associates") which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey ("Trump Plaza"), (ii) Trump Taj Mahal Associates, a New Jersey general partnership ("Taj Associates") which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the "Taj Mahal"), (iii) Trump Atlantic City Funding, Inc. ("Trump AC Funding"), (iv) Trump Atlantic City Funding II, Inc. ("Trump AC Funding II"),
(v) Trump Atlantic City Funding III, Inc. ("Trump AC Funding III"), (vi) Trump Atlantic City Corporation ("TACC"), and (vii) Trump Administration, a separate division of Taj Associates ("Trump Administration"). Trump AC's sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership ("THCR Holdings") of which Trump Hotels & Casino Resorts, Inc. ("THCR") is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of the guarantors (the "Subsidiary Guarantors") of the 11 1/4% First Mortgage Notes due 2006 of Trump AC and Trump AC Funding, of Trump AC and Trump AC Funding II and of Trump AC and Trump AC Funding III (the "Trump AC Mortgage Notes") to distribute funds to Trump AC.

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

     These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants' Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC and available on the SEC's website, www.sec.gov.

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for a full year.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at December 31, 2001 and March 31, 2002 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.
                                        5

(3) Combined Financial Information--Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:


                                                                                December 31,          March 31,
                                                                                   2001                  2002
                                                                              ---------------       ----------------
                                                                                                       (unaudited)


      Total Assets  (including notes receivable of  $1,298,266,000 at
         December 31, 2001 and  $1,298,392,000  at March 31, 2002 and
         related interest receivable) .................................     $    1,322,641,000    $    1,359,330,000
                                                                              ================     =================
      Total  Liabilities  and  Capital  (including  notes  payable of
         $1,298,266,000  at December 31, 2001 and  $1,298,392,000  at
         March 31, 2002 and related interest payable) .................     $    1,322,641,000    $    1,359,330,000
                                                                              ================     =================

                                                                                     Three Months Ended March 31,
                                                                                      2001                 2002
                                                                              -----------------    -----------------
      Interest Income .................................................     $       36,562,000    $       36,562,000
                                                                              -----------------    -----------------
      Interest Expense ................................................             36,562,000            36,562,000
                                                                              -----------------    -----------------
      Net Income ......................................................     $               --    $               --
                                                                              =================    =================



(4) Recent Accounting Pronouncement

     In January 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues within Issue No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" ("EITF 00-22"). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $19,603,000 in the three months ended March 31, 2001 have been reclassified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

(5) Debt Renegotiation Costs

     Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of March 31, 2002. Trump AC has incurred approximately $1,570,000 in Debt Renegotiation Costs in the three months ended March 31, 2002. Trump AC has since terminated such efforts.

Item 2 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "plans," "forecasts" or "continue" or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

     In this section, the words "Company," "we," "our," "ours," and "us" refer to Trump Atlantic City Associates ("Trump AC") and its wholly owned subsidiaries, unless otherwise noted. Trump AC owns and operates the Trump Plaza Hotel and Casino ("Trump Plaza") and the Trump Taj Mahal Casino Resort (the "Taj Mahal") collectively ("the Trump AC Properties"). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

     The Company Has Substantial Indebtedness.

     The Company has substantial indebtedness. At March 31, 2002, the Company's long-term debt was approximately $1.3 billion and its ratio of debt to capital was approximately 17 to 1. Interest expense as a percentage of net revenues was 19.8% and 18.5% for the three months ended March 31, 2001 and 2002, respectively.

     The Company previously announced its intention to seek to refinance or modify the terms of the Trump AC Mortgage Notes, which were approximately $1.3 billion aggregate principal amount as of March 31, 2002. The primary reason to refinance or modify the Trump AC Mortgage Notes is to extend their maturity and to reduce the high levels of interest expense associated with such indebtedness in order to devote more resources to capital expenditures at the Trump AC Properties. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to preserve the competitiveness of the Trump AC Properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future. Management believes that the Company must provide for capital expenditures that it believes are necessary to compete effectively.

     The Company had retained financial advisors to provide financial advisory services in connection with these matters. In February 2002, we had discussions with a committee comprised of certain holders of the Trump AC Mortgage Notes (the "TAC Notes Committee"). Discussions with the TAC Notes Committee did not result in a transaction, and we have not had any subsequent meetings with the TAC Notes Committee. Also, we have terminated our agreement with our financial advisor pertaining to the Trump AC Mortgage Notes.

     The Company may seek to modify or refinance the Trump AC Mortgage Notes in the future if market conditions are favorable, although no transaction is imminent and there can be no assurances that a transaction will occur or be proposed in the future. As noted above, however, management believes that, based upon its current cash flow forecasts for 2002, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002 without a transaction.

     The ability of Trump AC and its subsidiaries to pay interest on and principal of approximately $1.3 billion in Trump AC Mortgage Notes depends primarily on the ability of Trump Plaza and the Taj Mahal to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of Trump Plaza and the Taj Mahal. There can be no assurance that the future operating performance of Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of Trump Plaza, Taj Mahal or Trump AC. The ability of Trump Plaza, Taj Mahal and Trump AC to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

     The ability of Trump AC to distribute funds to THCR is also limited by various covenants that bind such companies, including financial ratios that require certain levels of cash flow be achieved as a condition to the distribution of funds to THCR.

     We Do Not Know How the Borgata, When Opened, Will Affect Us.

     In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the Marina District of Atlantic City for the construction of the "Borgata," a Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third quarter of 2003, and is estimated to cost approximately $1.0 billion. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, especially to the Marina district which could benefit our Trump Marina property, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump AC Properties. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. Also, substantial new expansion and development activity has recently been completed or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could have an adverse effect on our patronage and revenues.

     New York Has Enacted Gaming Legislation Which May Harm Our Trump Atlantic City Properties and Other States May Do So In The Future.

     In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagra Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. It is possible that the Niagara Falls and Buffalo casinos could be open within a year. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed and five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State's constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

     We also believe that Ohio, Pennsylvania, Virginia and Delaware are among the other states currently contemplating some form of gaming legislation. Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including THCR and the Trump AC Properties.

     Our Business is Subject to a Variety of Other Risks and Uncertainties.

     As noted elsewhere, our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital or pursue other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (v) adverse weather conditions. Good weather is particularly important to the relative performance of our Trump AC Properties especially in the winter months and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period, as well as to expense reduction. Also, the cost of obtaining insurance is likely to increase significantly in the wake of September 11, 2001. If certain coverages are not available or are not available at a reasonable cost, we will be self-insured for such risks.

Critical Accounting Policies

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgements and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates

     Certain of our accounting policies require higher degrees of judgement than others in their application. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

Financial Condition -

Liquidity and Capital Resources

     Cash flows from operating activities of Trump Plaza and the Taj Mahal are the Company's sole source of liquidity. The Company's ability to borrow funds for its liquidity needs is severely restricted by covenants in the various indentures governing its public debt issues and by its already high levels of indebtedness. Sources of the Company's short-term and long-term liquidity include: (i) table win, (ii) slot win, (iii) room occupancy, (iv) food and beverage sales and (v) miscellaneous items, less promotional expenses. Although we expect the Company to have sufficient liquidity from the operating activities of Trump Plaza and the Taj Mahal to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity.

     Trump Plaza and the Taj Mahal compete with other Atlantic City casino/hotels on the basis of the quality of their guests' experience. We seek to provide high-quality service and amenities and a first class casino gaming experience. In a competitive marketplace like Atlantic City, the ability to offer a high-quality casino gaming experience is largely dependant upon the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities.

     Because the Company has substantial indebtedness and related interest expenses, its capital expenditures in recent years at Trump Plaza and the Taj Mahal have been limited. Moreover, the Company has not been able to pursue various capital expansion plans, such as the addition of more hotel rooms.

                         TRUMP ATLANTIC CITY ASSOCIATES
                       CONSOLIDATING CAPITAL EXPENDITURES
                                 (IN THOUSANDS)


                                                                        TAJ               PLAZA         TOTAL
                                                                    ASSOCIATES         ASSOCIATES      TRUMP AC
                                                                    -----------        ----------     ---------


     FOR THE THREE MONTHS ENDED MARCH 31, 2001

     Purchase of Property & Equipment                             $       1,705    $        260     $     1,965
     Capital Lease Additions (A)                                          2,413              78           2,491
                                                                   ------------     -----------      ----------
     Total Capital Expenditures                                   $       4,118    $        338     $     4,456
                                                                   ============     ===========      ==========
     FOR THE THREE MONTHS ENDED MARCH 31, 2002

     Purchase of Property & Equipment                             $       2,153    $        862     $     3,015
     Capital Lease Additions (A)                                          1,455              --           1,455
                                                                   ------------     -----------      ----------
     Total Capital Expenditures                                   $       3,608    $        862     $     4,470
                                                                   ============     ===========      ==========


      (A) Capital lease additions for Trump AC were principally slot machines and telephone system.

     Summary of the Company's Public Indebtedness

     Trump AC Mortgage Notes. Trump AC's debt consists primarily of the (i) TAC I Notes, (ii) TAC II Notes and (iii) TAC III Notes (collectively, the "Trump AC Mortgage Notes").

     The Trump AC Mortgage Notes($1.3 billion) bear interest at the rate of 11-1/4% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006.

Results of Operations: Operating Revenues and Expenses

     The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates, its results of operations are not discussed below.

     Comparison of Three-Month Periods Ended March 31, 2001 and 2002. The following tables include selected data of Plaza Associates and Taj Associates for the three months ended March 31, 2001 and 2002.



                                                                 Three Months Ended March 31,
                                          ------------------------------------------------------------------------------

                                               2001        2002        2001         2002         2001          2002
                                               Plaza       Plaza        Taj          Taj         Total         Total
                                            Associates  Associates  Associates   Associates   Trump AC *    Trump AC *
                                          ------------------------------------------------------------------------------
                                                                         (in thousands)
 Revenues:
     Gaming                                $    80,345 $    81,501 $    119,435 $    129,925  $    199,780 $    211,426
     Other                                      17,454      16,622       24,259       26,341        41,713       42,963
                                            ----------  ----------   ----------  -----------   -----------  -----------
     Gross Revenues                             97,799      98,123      143,694      156,266       241,493      254,389
     Less: Promotional Allowances               21,565      19,899       26,973       28,973        48,538       48,872
                                            ----------  ----------   ----------  -----------   -----------  -----------
     Net Revenues                               76,234      78,224      116,721      127,293       192,955      205,517
                                            ----------  ----------   ----------  -----------   -----------  -----------
 Costs & Expenses:
     Gaming                                     43,690      40,379       61,574       60,548       105,264      100,927
     Other                                       4,524       5,198        8,464        8,465        12,988       13,663
     General & Administrative                   16,618      15,689       24,507       25,211        41,141       40,914
     Depreciation & Amortization                 4,100       4,319        8,525        8,806        12,625       13,125
     Debt Renegotiation Costs                       --          --           --           --            --        1,570
                                            ----------  ----------   ----------  -----------   -----------  -----------
     Total Costs and Expenses                   68,932      65,585      103,070      103,030       172,018      170,199
                                            ----------  ----------   ----------  -----------   -----------  -----------
Income from Operations                           7,302      12,639       13,651       24,263        20,937       35,318
                                            ----------  ----------   ----------  -----------   -----------  -----------
   Interest and Other Non-Operating Income         125          71          242           79           701          248
   Interest Expense                            (11,815)    (11,831)     (23,262)     (23,317)      (38,180)     (38,219)
                                            ----------  ----------   ----------  -----------   -----------  -----------
   Total Non-Operating Expense                 (11,690)    (11,760)     (23,020)     (23,238)      (37,479)     (37,971)
                                            ----------  ----------   ----------  -----------   -----------  -----------
Net Income (Loss)                          $    (4,388)$       879 $     (9,369)$      1,025  $    (16,542)$     (2,653)
                                            ==========  ==========   ==========  ===========   ===========  ===========



 * Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

                                                                    Three Months Ended March 31,
                                      ------------------------------------------------------------------------------------
                                           2001          2002          2001         2002         2001           2002
                                           Plaza         Plaza          Taj          Taj         Total          Total
                                        Associates    Associates    Associates   Associates    Trump AC       Trump AC
                                      -----------------------------------------------------------------------------------
                                                                    (dollars in thousands)
 Table Game Revenues ..............       $   6,195      $  25,661   $    34,850  $    39,356  $    61,045 $    65,017
 Incr (Decr) over Prior Period ....                      $    (534)               $     4,506              $     3,972
 Table Game Drop ..................       $  40,884      $  43,066   $   239,831  $   225,712  $   380,715 $   368,778
 Incr (Decr) over Prior Period ....                      $   2,182                $   (14,119)             $    11,937)
 Table Win Percentage .............            18.6%          17.9%         14.5%        17.4%        16.0%        7.6%
 Incr (Decr) over Prior Period ....                      (0.7) pts                    2.9 pts                   .6 pts
 Number of Table Games ............              98             88           143          139          241         227
 Incr (Decr) over Prior Period ....                            (10)                        (4)                     (14)

 Slot Revenues .....................      $  54,150      $  55,840   $    79,093  $    85,046  $   133,243 $   140,886
 Incr (Decr) over Prior Period ....                      $   1,690                $     5,953              $     7,643
 Slot Handle ......................       $ 707,030      $ 702,943   $ 1,037,128  $ 1,100,722  $ 1,744,158 $ 1,803,665
 Incr (Decr) over Prior Period ....                      $  (4,087)               $    63,594              $    59,507
 Slot Win Percentage ..............             7.7%           7.9%          7.6%         7.7%         7.6%        7.8%
 Incr (Decr) over Prior Period ....                        0.2 pts                    0.1 pts                  0.2 pts
 Number of Slot Machines ..........           2,844          2,844         4,664        4,857        7,508       7,701
 Incr (Decr) over Prior Period ....                            --                         193                      193

 Poker Revenues ...................              --            --    $     4,938  $     4,991  $     4,938 $     4,991
 Incr (Decr) over Prior Period ....                            --                 $        53              $        53
 Number of Poker Tables ...........              --            --             67           67           67          67
 Incr (Decr) over Prior Period ....                            --                          --                       --

 Other Gaming Revenues ............              --            --    $       554  $       532  $       554 $       532
 Incr (Decr) over Prior Period ....                            --                 $       (22)             $       (22)

 Total Gaming Revenues ............       $  80,345      $  81,501   $   119,435  $   129,925  $   199,780 $     1,426
 Incr (Decr) over Prior Period ....                      $   1,156                $    10,490              $     1,646

 Number of Guest Rooms ............             904            904         1,250        1,250        2,154       2,154
 Occupancy Rate ...................            87.9%          91.6%         92.3%        94.4%        90.4%       93.2%
 Average Daily Rate (Room Revenue)        $   76.58      $   77.82   $     72.48  $     74.58  $     73.78 $     75.89


     Gaming revenues are the primary source of Trump AC's revenues. The year over year increase in gaming revenues was caused by both table games and slot activity. Table game revenues increased by approximately $3,972,000 or 6.5% from the comparable period in 2001 due primarily to an increase in the table game win percentage at the Taj Mahal. Overall Trump AC's table win percentage increased to 17.6% from 16.0% in the comparable period in 2001. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by "high rollers". The Atlantic City industry table win percentages were 15.2% and 16.2% for the quarters ended March 31, 2001 and 2002, respectively.

     Slot revenues increased by approximately $7,643,000 or 5.7% from the comparable period in 2001 primarily as a result of improved slot product on the casino floor, managements continued focus on marketing initiatives and customer service as well as favorable weather conditions.

     Gaming expenses decreased by approximately $4,337,000 or 4.1% from the comparable period in 2001. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll expense and more efficient marketing programs.

     Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of March 31, 2002. Trump AC has incurred approximately $1,570,000 in Debt Renegotiation Costs in the three months ended March 31, 2002.

     Seasonality

     The casino industry in Atlantic City is seasonal in nature. Accordingly, the results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for a full year.

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

     Not Applicable.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5 -- OTHER INFORMATION

     Subsequent Events

     On April 26, 2002, THCR filed its definitive proxy statement (the "Proxy Statement") with the SEC relating to THCR's 2002 stockholders' annual meeting (the "Annual Meeting"). As explained in the Proxy Statement, due to Arthur Andersen, LLP's federal indictment in March 2002 and the New Jersey Casino Control Commission's (the "CCC") order requiring all New Jersey casino licensees to terminate any ongoing business with Arthur Andersen by May 15, 2002, unless otherwise extended by the CCC, THCR's stockholders will not be asked at the Annual Meeting to ratify the Board of Directors' appointment of independent auditors of the Company for the fiscal year ended December 31, 2002 in order to allow the Company's Audit Committee and Board of Directors to carefully consider Arthur Andersen's replacement. Although THCR anticipates completing its selection process of new independent auditors by mid-June 2002, THCR has petitioned the CCC to grant it a time extension for Arthur Andersen's termination in order to allow Arthur Andersen to complete ongoing matters for THCR and its subsidiaries and in order to allow an efficient transition to THCR's new independent auditors.

ITEM 6 --EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

         None.

     b.  Current Reports on Form 8-K:

    On January 17, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that THCR had settled a dispute, without admitting or denying any of the allegations, with the SEC pertaining to a press release issued by THCR in October 1999.

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

                                  TRUMP ATLANTIC CITY ASSOCIATES
                                                         (Registrant)

                                   By:    TRUMP ATLANTIC CITY HOLDING, INC.,
                                            its Managing General Partner


Date:    May 15, 2002               By:    /S/ FRANCIS X. MCCARTHY, JR.
                                          --------------------------------------
                                          Francis X. McCarthy, Jr.
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRUMP ATLANTIC CITY FUNDING, INC.
                                            (Registrant)


Date:      May 15, 2002             By: /S/ FRANCIS X. MCCARTHY, JR.
                                       -----------------------------------------
                                       Francis X. McCarthy, Jr.
                                       Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRUMP ATLANTIC CITY FUNDING II, INC.
                                           (Registrant)


Date:      May 15, 2002             By:/S/ FRANCIS X. MCCARTHY, JR.
                                      -----------------------------
                                      Francis X. McCarthy, Jr.
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRUMP ATLANTIC CITY FUNDING III, INC.
                                               (Registrant)


Date:      May 15, 2002              By: /S/ FRANCIS X. MCCARTHY, JR.
                                        ----------------------------
                                        Francis X. McCarthy, Jr.
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and  Accounting Officer)