Form 10-Q
period 2002-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING III INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING INC
filed 2002-08-14
CIK 897729, 1052519, 1052517, 1006918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to                             .

Commission file number 333-643

TRUMP ATLANTIC CITY ASSOCIATES
(Exact Name of Registrant as specified in its charter)

NEW JERSEY	22-3213714
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey 08401 (609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Not Applicable Former name, former address and former fiscal year, if changed since last report:

TRUMP ATLANTIC CITY FUNDING, INC.
(Exact Name of Registrant as specified in its charter)

DELAWARE	22-3418939
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey 08401 (609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Not Applicable Former name, former address and former fiscal year, if changed since last report:

TRUMP ATLANTIC CITY FUNDING II, INC.
(Exact Name of Registrant as specified in its charter)

DELAWARE	22-3550202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey 08401 (609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Not Applicable Former name, former address and former fiscal year, if changed since last report:

TRUMP ATLANTIC CITY FUNDING III, INC.
(Exact Name of Registrant as specified in its charter)
DELAWARE	22-3550203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey 08401 (609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Not Applicable Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
As of August 14, 2002, there were 100 shares of Trump Atlantic City Funding, Inc.’s Common Stock outstanding.
As of August 14, 2002, there were 100 shares of Trump Atlantic City Funding II, Inc.’s Common Stock outstanding.
As of August 14, 2002, there were 100 shares of Trump Atlantic City Funding III, Inc.’s Common Stock outstanding.
Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	June 30, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,909	$82,614
Receivables, net	31,888	30,402
Inventories	8,620	8,472
Advances to affiliates, net (Note 6)	88,842	—
Other current assets	6,278	10,966

Total Current Assets	206,537	132,454
PROPERTY AND EQUIPMENT, NET	1,277,002	1,265,704
DEFERRED LOAN COSTS, NET	14,839	12,697
OTHER ASSETS (Note 2)	42,075	43,274

Total Assets	$1,540,453	$1,454,129

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,266	$7,832
Accounts payable and accrued expenses	103,893	109,432
Accrued interest payable	24,375	24,375
Due to affiliates, net (Note 6)	—	6,623

Total Current Liabilities	135,534	148,262
LONG-TERM DEBT, net of current maturities	1,307,643	1,309,725
OTHER LONG-TERM LIABILITIES	17,070	16,906

Total Liabilities	1,460,247	1,474,893

CAPITAL/(DEFICIT):
Partners’ Capital (Note 6)	329,691	228,350
Accumulated Deficit	(249,485)	(249,114)

Total Capital/(Deficit)	80,206	(20,764)

Total Liabilities and Capital/(Deficit)	$1,540,453	$1,454,129

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
REVENUES:
Gaming	$213,191	$216,836	$412,971	$428,262
Rooms	15,250	15,447	28,247	29,162
Food and Beverage	23,812	23,321	46,922	45,733
Other	6,191	6,564	11,797	13,400

Gross Revenues	258,444	262,168	499,937	516,557
Less—Promotional allowances (Note 4)	49,776	49,168	98,314	98,040

Net Revenues	208,668	213,000	401,623	418,517

COSTS AND EXPENSES:
Gaming (Note 4)	106,680	101,676	211,944	202,603
Rooms	6,552	6,876	12,630	13,057
Food and Beverage	7,608	8,111	14,518	15,593
General and Administrative	41,805	41,713	82,946	82,627
Depreciation and Amortization	12,544	13,678	25,169	26,803
Debt Renegotiation Costs (Note 5)	—	—	—	1,570

	175,189	172,054	347,207	342,253

Income from operations	33,479	40,946	54,416	76,264

NON-OPERATING INCOME AND (EXPENSES):
Interest and Other non-operating income	980	310	1,681	558
Interest expense	(38,585)	(38,232)	(76,765)	(76,451)

Non-Operating expense, net	(37,605)	(37,922)	(75,084)	(75,893)

NET INCOME (LOSS)	$(4,126)	$3,024	$(20,668)	$371

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(unaudited)
(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2001	$329,691	$(249,485)	$80,206
Partnership Distribution (Note 6)	(101,341)	—	(101,341)
Net Income	—	371	371

Balance, June 30, 2002	$228,350	$(249,114)	$(20,764)

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(20,668)	$371
Adjustments to reconcile net income (loss) to net cash flows from operating activities—
Noncash charges—
Depreciation and amortization	25,169	26,803
Accretion of discounts on indebtedness	278	248
Provisions for losses on receivables	3,333	3,086
Amortization of deferred loan offering costs	2,403	2,141
Valuation allowance of CRDA investments	2,093	2,246
Gain on disposition of property and equipment	(295)	—
Decrease (increase) in receivables	2,027	(1,600)
Decrease in inventories	328	148
Increase in advances to affiliates	(3,822)	(5,875)
Increase in other current assets	(2,412)	(3,753)
(Increase) decrease in other assets	(113)	205
Increase in accounts payable, accrued expenses and other liabilities	6,783	5,094

Net cash provided by operating activities	15,104	29,114

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,723)	(7,382)
Purchase of CRDA investments	(4,961)	(5,200)

Net cash used in investing activities	(8,684)	(12,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments and current maturities of long-term debt	(2,568)	(4,827)

Net cash used in financing activities	(2,568)	(4,827)

NET INCREASE IN CASH & CASH EQUIVALENTS	3,852	11,705
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,205	70,909

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,057	$82,614

CASH INTEREST PAID	$74,154	$74,062

Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations	$12,544	$7,227

Partnership Distribution	$—	$101,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)    Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”), and its subsidiaries: (i) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”) which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza”), (ii) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Taj Mahal”), (iii) Trump Atlantic City Funding, Inc. (“Trump AC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”). Trump AC’s sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of Plaza Associates and Taj Associates, the primary guarantors (the “Subsidiary Guarantors”) of the 11¼% First Mortgage Notes due 2006 issued by (i) Trump AC and Trump AC Funding, (ii) Trump AC and Trump AC Funding II and (iii) Trump AC and Trump AC Funding III (collectively, the “Trump AC Mortgage Notes”) to distribute funds to Trump AC in respect of the guaranteed debt.

The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of Trump AC’s direct and indirect subsidiaries; (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the Trump AC Mortgage Notes on a joint and several basis; (iii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of Trump AC on a consolidated basis; and (iv) the separate financial and other disclosures concerning the Subsidiary Guarantors are not deemed by management to be material. The assets and operations of the nonguarantor subsidiaries are not significant.

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

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC and available on the SEC’s website, www.sec.gov.

The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for a full year.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2)    Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. Included in other assets at December 31, 2001 and June 30, 2002 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3)    Combined Financial Information—Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2001	June 30, 2002
		(unaudited)
Total Assets (including notes receivable of $1,298,266,000 at December 31, 2001 and $1,298,514,000 at June 30, 2002 and related interest receivable)	$1,322,641,000	$1,322,889,000

Total Liabilities and Capital (including notes payable of $1,298,266,000 at December 31, 2001 and $1,298,514,000 at June 30, 2002 and related interest payable)	$1,322,641,000	$1,322,889,000

	Six Months Ended June 30,
	2001	2002
Interest Income	$73,125,000	$73,125,000

Interest Expense	73,125,000	73,125,000

Net Income	$—	$—

(4)    Recent Accounting Pronouncement

In January 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on certain issues within Issue No. 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future” (“EITF 00-22”). Application of EITF 00-22 is required for interim and annual periods ending after February 15, 2001. EITF 00-22 requires volume-based cash rebates to be classified as a reduction of revenue. Accordingly, such additional rebates of $19,195,000 and $38,798,000 in the three and six months ended June 30, 2001 have been reclassified as promotional allowances. The Partnership previously classified these expenditures as a gaming expense. Prior period amounts have been reclassified to conform with the current presentation.

(5)    Debt Renegotiation Costs

Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of June 30, 2002. Trump AC has incurred approximately $1,570,000 in Debt Renegotiation Costs in the six months ended June 30, 2002. Trump AC has since terminated such efforts. Accordingly, the debt renegotiation costs have been expensed in the accompanying statements of operations. Trump AC may renew its efforts to refinance or modify the Trump AC Mortgage Notes at a later date if and when capital market conditions are favorable.

(6)    Partnership Distribution

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the quarter ended June 30, 2002, Trump AC declared a non-cash partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements. Previously these amounts were presented as Advances to Affiliates on the balance sheet.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7)    Subsequent Events

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, Trump AC has preliminarily estimated that it will record a charge to tax expense of approximately $2,250,000 to $4,000,000 for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

Item 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Atlantic City Associates (“Trump AC”) and its wholly owned subsidiaries, unless otherwise noted. Trump AC owns and operates the Trump Plaza Hotel and Casino (“Trump Plaza”) and the Trump Taj Mahal Casino Resort (the “Taj Mahal” and together with Trump Plaza, the “Trump AC Properties”). Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

General

Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

The Company Has Substantial Indebtedness.

The Company’s indebtedness consists primarily of the Trump AC Mortgage Notes. At June 30, 2002, the outstanding principal balance of the Trump AC Mortgage Notes was approximately $1.3 billion. Interest expense as a percentage of net revenues was 19.1% and 18.3% for the six months ended June 30, 2001 and 2002, respectively.

The Company has previously announced that it may seek to refinance or modify the terms of the Trump AC Mortgage Notes, although no transaction is imminent and there can be no assurances that a transaction will occur or be proposed in the future. The primary reason to refinance or modify the Trump AC Mortgage Notes would be to extend their May 2006 maturity date and to reduce the high levels of interest expense in order to devote more resources to capital expenditures at the Trump AC Properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future, especially when the Borgata opens in the third quarter of 2003 (as discussed below). Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary to preserve the competitiveness of the Trump AC Properties. Management believes that the Company must provide for capital expenditures to compete effectively. See “Financial Condition—Liquidity and Capital Resources.”

The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends primarily on the ability of Trump Plaza and the Taj Mahal to generate sufficient amounts of cash from operations. Management believes that, based upon its current cash flow forecasts for 2002, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002 without a transaction. The future operating performance of Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management. There can be no assurance that the future operating performance of Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of Trump Plaza, Taj Mahal or Trump AC. Also, the ability of the Company to pay the principal amount of the Trump AC Mortgage Notes at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon its ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry in general or to the Company in particular will be conducive to refinancing debt at any given time.

We Do Not Know How the Borgata, When Opened, Will Affect Us.

In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the marina district of Atlantic City for the construction of the “Borgata,” a Tuscan-style casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third quarter of 2003, and is estimated to cost approximately $1.0 billion. While we believe that the opening of the Borgata will attract additional visitors to Atlantic

City, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump AC Properties. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. Also, substantial new expansion and development activity has recently been completed, is under construction or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could have an adverse effect on our patronage and revenues. See “Financial Condition—Liquidity and Capital Resources.”

New York Has Enacted Gaming Legislation Which May Harm Our Trump Atlantic City Properties and Other States May Do So In The Future.

In October 2001, the New York State legislature passed extensive legislation that could adversely affect the Company. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native Americans, which could open as early as mid-2005. In addition, slot machines would be allowed to be placed in Indian-owned casinos. Video lottery terminals would be installed in five horse racing tracks across the state of New York and, if local governments approve, at certain other tracks. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City cannot be predicted. The Company believes, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally. On January 29, 2002, a lawsuit was commenced contesting the above legislation package on the grounds that certain of its provisions were adopted in violation of the State’s constitution. The likely outcome of this lawsuit cannot be ascertained at this time.

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

Our Business is Subject to a Variety of Other Risks and Uncertainties.

Our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, consumer behavior and operating expenses, including insurance costs, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is likely to increase over the next five years, (iv) regulatory changes, (v) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (vi) adverse weather conditions. Good weather is particularly important to the relative performance of our Trump AC Properties in the winter months and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period. In connection with recent insurance renewals, certain types and levels of insurance have not been available or are not available at reasonable cost. The Company is, therefore, self-insured for certain risks.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

Financial Condition—

Liquidity and Capital Resources

Cash flows from operating activities of Trump Plaza and the Taj Mahal are the Company’s primary source of liquidity. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the Trump AC Mortgage Notes and by its already high levels of indebtedness. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Although we expect the Company to have sufficient liquidity from the operating activities of Trump Plaza and the Taj Mahal to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes.

Trump Plaza and the Taj Mahal also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. Because of the high levels of interest expense related to the Trump AC Mortgage Notes, the Company’s capital expenditures in recent years at Trump Plaza and the Taj Mahal have been limited and have prohibited the Company from pursuing various capital expansion plans, such as the addition of more hotel rooms.

Capital expenditures at the Trump AC Properties for the six months ended June 30, 2001 and 2002 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES
CONSOLIDATING CAPITAL EXPENDITURES
(in thousands)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC
FOR THE SIX MONTHS ENDED JUNE 30, 2001
Purchase of Property & Equipment	$2,200	$1,523	$3,723
Capital Lease Additions (a)	6,128	6,416	12,544

Total Capital Expenditures	$8,328	$7,939	$16,267

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Purchase of Property & Equipment	$5,045	$2,337	$7,382
Capital Lease Additions (a)	5,131	2,096	7,227

Total Capital Expenditures	$10,176	$4,433	$14,609

(a)	Capital lease additions for Trump AC were principally slot machines and telephone system.

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10.0 million in operating expense reimbursements and a life time limitation of $50.0 million in interest expense reimbursements. During the quarter ended June 30, 2002, Trump AC declared a non-cash partnership distribution to THCR of $101.3 million, consisting of $50.0 million of prior years interest reimbursements and $51.3 million of prior years operating expense reimbursements. Previously these amounts were presented as Advances to Affiliates on the balance sheet.

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, Trump AC has preliminarily estimated that it will record a charge to tax expense of approximately $2.25 million to $4.0 million for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

Summary of the Company’s Public Indebtedness

Trump AC Mortgage Notes. Trump AC’s debt consists primarily of the Trump AC Mortgage Notes. The Trump AC Mortgage Notes have an outstanding principal balance of $1.3 billion, bear interest at the rate of 11¼% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006. The Trump AC Mortgage Notes are secured by first priority liens on substantially all of the assets of Trump Plaza and the Taj Mahal.

Results of Operations:    Operating Revenues and Expenses

The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates, its results of operations are not discussed below.

Comparison of Three-Month Periods Ended June 30, 2001 and 2002.    The following tables include selected data of Plaza Associates and Taj Associates for the three months ended June 30, 2001 and 2002.

	Three Months Ended June 30,
	2001 Plaza Associates	2002 Plaza Associates	2001 Taj Associates	2002 Taj Associates	2001 Total Trump AC*	2002 Total Trump AC*
	(in thousands)
Revenues:
Gaming	$80,725	$84,383	$132,466	$132,453	$213,191	$216,836
Other	18,250	17,755	27,003	27,577	45,253	45,332

Gross Revenues	98,975	102,138	159,469	160,030	258,444	262,168
Less: Promotional Allowances	20,697	19,911	29,079	29,257	49,776	49,168

Net Revenues	78,278	82,227	130,390	130,773	208,668	213,000

Costs & Expenses:
Gaming	44,030	42,351	62,650	59,325	106,680	101,676
Other	4,920	5,471	9,240	9,516	14,160	14,987
General & Administrative	17,068	15,525	24,683	26,162	41,805	41,713
Depreciation & Amortization	4,197	4,182	8,347	9,496	12,544	13,678

Total Costs and Expenses	70,215	67,529	104,920	104,499	175,189	172,054

Income from Operations	8,063	14,698	25,470	26,274	33,479	40,946

Interest and Other Non-Operating Income	464	98	283	77	980	310
Interest Expense	(12,226)	(13,115)	(23,265)	(24,095)	(38,585)	(38,232)

Total Non-Operating Expense	(11,762)	(13,017)	(22,982)	(24,018)	(37,605)	(37,922)

Net Income (Loss)	$(3,699)	$1,681	$2,488	$2,256	$(4,126)	$3,024

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended June 30,
	2001 Plaza Associates	2002 Plaza Associates	2001 Taj Associates	2002 Taj Associates	2001 Total Trump AC	2002 Total Trump AC
	(dollars in thousands)
Table Game Revenues	$ 22,173	$24,333	$42,657	$35,161	$64,830	$59,494
Incr (Decr) over Prior Period		$2,160		$(7,496)		$(5,336)
Table Game Drop	$141,347	$146,944	$245,342	$217,835	$386,689	$364,779
Incr (Decr) over Prior Period		$5,597		$(27,507)		$(21,910)
Table Win Percentage	15.7%	16.6%	17.4%	16.1%	16.8%	16.3%
Incr (Decr) over Prior Period		0.9 pts		(1.3) pts		(0.5) pts
Number of Table Games	99	88	143	139	242	227
Incr (Decr) over Prior Period		(11)		(4)		(15)

Slot Revenues	$ 58,552	$60,050	$84,328	$91,887	$142,880	$151,937
Incr (Decr) over Prior Period		$1,498		$7,559		$9,057
Slot Handle	$768,834	$738,220	$1,100,943	$1,156,659	$1,869,777	$1,894,879
Incr (Decr) over Prior Period		$(30,614)		$55,716		$25,102
Slot Win Percentage	7.6%	8.1%	7.7%	7.9%	7.6%	8.0%
Incr (Decr) over Prior Period		0.5 pts		0.2 pts		0.4 pts
Number of Slot Machines	2,839	2,908	4,597	4,847	7,436	7,755
Incr (Decr) over Prior Period		69		250		319

Poker Revenues	—	—	$4,936	$4,890	$4,936	$4,890
Incr (Decr) over Prior Period		—		$(46)		$(46)
Number of Poker Tables	—	—	67	67	67	67
Incr (Decr) over Prior Period		—		—		—

Other Gaming Revenues	—	—	$545	$515	$545	$515
Incr (Decr) over Prior Period		—		$(30)		$(30)

Total Gaming Revenues	$ 80,725	$84,383	$132,466	$132,453	$213,191	$216,836
Incr (Decr) over Prior Period		$3,658		$(13)		$3,645

Number of Guest Rooms	904	904	1,250	1,250	2,154	2,154
Occupancy Rate	94.3%	94.0%	96.2%	95.3%	95.4%	94.8%
Average Daily Rate (Room Revenue)	$ 82.13	$84.07	$81.12	$82.50	$81.55	$83.15

Gaming revenues are the primary source of Trump AC’s revenues. The year over year increase in gaming revenues was primarily due to an increase in slot activity.

Table game revenues decreased by approximately $5,336,000, or 8.2%, from the comparable period in 2001 due primarily to a decrease in both table game drop and the table game win percentage at the Taj Mahal. Overall Trump AC’s table win percentage decreased to 16.3% from 16.8% in the comparable period in 2001. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table win percentages were 15.4% and 15.8% for the quarters ended June 30, 2001 and 2002, respectively.

Slot revenues increased by approximately $9,057,000, or 6.3%, from the comparable period in 2001 primarily as a result of improved slot product on the casino floor and management’s continued focus on marketing initiatives and customer service.

Gaming costs and expenses decreased by approximately $5,004,000, or 4.7%, from the comparable period in 2001. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll expense and more efficient marketing programs.

Comparison of Six-Month Periods Ended June 30, 2001 and 2002.    The following table includes selected data of Plaza Associates and Taj Associates for the six months ended June 30, 2001 and 2002.

	Six Months Ended June 30,
	2001 Plaza Associates	2002 Plaza Associates	2001 Taj Associates	2002 Taj Associates	2001 Total Trump AC*	2002 Total Trump AC*
	(in thousands)
Revenues:
Gaming	$161,070	$165,884	$251,901	$262,378	$412,971	$428,262
Other	35,704	34,377	51,262	53,918	86,966	88,295

Gross Revenues	196,774	200,261	303,163	316,296	499,937	516,557
Less: Promotional Allowances	42,262	39,810	56,052	58,230	98,314	98,040

Net Revenues	154,512	160,451	247,111	258,066	401,623	418,517

Costs & Expenses:
Gaming	87,720	82,730	124,224	119,873	211,944	202,603
Other	9,444	10,669	17,704	17,981	27,148	28,650
General & Administrative	33,686	31,214	49,190	51,373	82,946	82,627
Depreciation & Amortization	8,297	8,501	16,872	18,302	25,169	26,803
Debt Renegotiation Costs	—	—	—	—	—	1,570

Total Costs and Expenses	139,147	133,114	207,990	207,529	347,207	342,253

Income from Operations	15,365	27,337	39,121	50,537	54,416	76,264

Interest and Other Non-Operating Income	589	169	525	156	1,681	558
Interest Expense	(24,041)	(24,946)	(46,527)	(47,412)	(76,765)	(76,451)

Total Non-Operating Expense	(23,452)	(24,777)	(46,002)	(47,256)	(75,084)	(75,893)

Net Income (Loss)	$(8,087)	$2,560	$(6,881)	$3,281	$(20,668)	$371

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Six Months Ended June 30,
	2001 Plaza Associates	2002 Plaza Associates	2001 Taj Associates	2002 Taj Associates	2001 Total Trump AC	2002 Total Trump AC
	(dollars in thousands)
Table Game Revenues	$48,368	$49,993	$77,507	$74,517	$125,875	$124,510
Incr (Decr) over Prior Period		$1,625		$(2,990)		$(1,365)
Table Game Drop	$282,231	$290,010	$485,173	$443,547	$767,404	$733,557
Incr (Decr) over Prior Period		$7,779		$(41,626)		$(33,847)
Table Win Percentage	17.1%	17.2%	16.0%	16.8%	16.4%	17.0%
Incr (Decr) over Prior Period		0.1 pts		0.8 pts		0.6 pts
Number of Table Games	99	88	143	139	242	227
Incr (Decr) over Prior Period		(11)		(4)		(15)

Slot Revenues	$112,702	$115,891	$163,421	$176,933	$276,123	$292,824
Incr (Decr) over Prior Period		$3,189		$13,512		$16,701
Slot Handle	$1,475,863	$1,441,163	$2,138,071	$2,257,381	$3,613,934	$3,698,544
Incr (Decr) over Prior Period		$(34,700)		$119,310		$84,610
Slot Win Percentage	7.6%	8.0%	7.6%	7.8%	7.6%	7.9%
Incr (Decr) over Prior Period		0.4 pts		0.2 pts		0.3 pts
Number of Slot Machines	2,842	2,877	4,631	4,852	7,473	7,729
Incr (Decr) over Prior Period		35		221		256

Poker Revenues	—	—	$9,874	$9,881	$9,874	$9,881
Incr (Decr) over Prior Period		—		$7		$7
Number of Poker Tables	—	—	67	67	67	67
Incr (Decr) over Prior Period		—		—		—

Other Gaming Revenues	—	—	$1,099	$1,047	$1,099	$1,047
Incr (Decr) over Prior Period		—		$(52)		$(52)

Total Gaming Revenues	$161,070	$165,884	$251,901	$262,378	$412,971	$428,262
Incr (Decr) over Prior Period		$4,814		$10,477		$15,291

Number of Guest Rooms	904	904	1,250	1,250	2,154	2,154
Occupancy Rate	91.1%	92.8%	94.3%	94.8%	93.0%	94.0%
Average Daily Rate (Room Revenue)	$79.42	$81.00	$76.91	$78.58	$77.94	$79.61

Gaming revenues are the primary source of Trump AC’s revenues. The year over year increase in gaming revenues was primarily due to an increase in slot activity.

Table game revenues decreased by approximately $1,365,000, or 1.1%, from the comparable period in 2001 due primarily to a decrease in table game drop at the Taj Mahal. Overall Trump AC’s table win percentage increased to 17.0% from 16.4% in the comparable period in 2001. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 15.3% and 16.0% for the six months ended June 30, 2001 and 2002, respectively.

Slot revenues increased by approximately $16,701,000, or 6.0%, from the comparable period in 2001 primarily as a result of improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service as well as favorable weather conditions.

Gaming costs and expenses decreased by approximately $9,341,000, or 4.4%, from the comparable period in 2001. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll expense and more efficient marketing programs.

As previously reported, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of June 30, 2002. In connection with such efforts, Trump AC has incurred approximately $1,570,000 in debt renegotiation costs in the six months ended June 30, 2002. Trump AC has since terminated such efforts but intends to revisit the capital markets at a later time if and when more favorable market conditions exist. See “General, The Company Has Substantial Indebtedness.”

Seasonality

The casino industry in Atlantic City is seasonal in nature with the peak season occurring in the second and third quarters. Accordingly, the results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for a full year.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

General.    Trump AC, its partners, certain members of its former executive committee, and certain of its employees, have been involved in various legal proceedings. Such persons and entities are vigorously defending the allegations against them. In general, Trump AC has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

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

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3— DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5— OTHER INFORMATION

Subsequent Events

On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, Trump AC has preliminarily estimated that it will record a charge to tax expense of approximately $2.25 million to $4.0 million for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.    Current Reports on Form 8-K:

On June 4, 2002, the Registrants filed a Current Report on Form 8-K with the SEC therein announcing that THCR and its subsidiaries, including the Registrants, dismissed Arthur Andersen LLP (“Andersen”) as their independent public accountants on June 3, 2002. In the same Form 8-K, THCR and its subsidiaries also announced that the firm of Ernst & Young LLP (“E&Y”) had been engaged as their new independent accountants as of June 3, 2002. The Audit Committee of THCR’s Board of Directors participated in and approved of the decision to dismiss Andersen and to retain E&Y as Andersen’s replacement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES (Registrant)

By:	TRUMP ATLANTIC CITY HOLDING, INC., its Managing General Partner

Date: August 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC. (Registrant)

Date: August 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC. (Registrant)

Date: August 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC. (Registrant)

Date: August 14, 2002	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)