Form 10-Q
period 2002-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING III INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING INC
filed 2002-11-14
CIK 897729, 1052519, 1052517, 1006918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No.: 333-643

TRUMP ATLANTIC CITY ASSOCIATES
(Exact Name of Registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-3213714 (I.R.S. Employer Identification Number)

1000 Boardwalk at Virginia Avenue
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Not Applicable
Former name, former address and former fiscal year, if changed since last report:

TRUMP ATLANTIC CITY FUNDING, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3418939 (I.R.S. Employer Identification Number)

1000 Boardwalk at Virginia Avenue
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Not Applicable
Former name, former address and former fiscal year, if changed since last report:

TRUMP ATLANTIC CITY FUNDING II, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3550202 (I.R.S. Employer Identification Number)

1000 Boardwalk at Virginia Avenue
Atlantic City, New Jersey 08401
(609) 449-6515
(Address, Including Zip Code and Telephone Number, Including Area Code, of  Registrant’s Principal Executive Offices)

Not Applicable
Former name, former address and former fiscal year, if changed since last report:

TRUMP ATLANTIC CITY FUNDING III, INC.
(Exact Name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3550203 (I.R.S. Employer Identification Number)

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

     As of November 14, 2002, there were 100 shares of Trump Atlantic City Funding, Inc.’s Common Stock outstanding.
     As of November 14, 2002, there were 100 shares of Trump Atlantic City Funding II, Inc.’s Common Stock outstanding.
     As of November 14, 2002, there were 100 shares of Trump Atlantic City Funding III, Inc.’s Common Stock outstanding.
     Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2001	September 30, 2002

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,909	$125,029
Receivables, net	31,888	27,803
Inventories	8,620	8,481
Advances to affiliates, net (Note 6)	88,842	—
Other current assets	6,278	8,875

Total Current Assets	206,537	170,188
PROPERTY AND EQUIPMENT, NET	1,277,002	1,269,271
DEFERRED LOAN COSTS, NET	14,839	11,669
OTHER ASSETS (Note 2)	42,075	43,446

Total Assets	$1,540,453	$1,494,574

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,266	$10,226
Accounts payable and accrued expenses	103,893	88,817
Accrued interest payable	24,375	60,938
Due to affiliates, net (Note 6)	—	9,457

Total Current Liabilities	135,534	169,438
LONG-TERM DEBT, net of current maturities	1,307,643	1,313,876
OTHER LONG-TERM LIABILITIES	17,070	16,906

Total Liabilities	1,460,247	1,500,220

CAPITAL/(DEFICIT):
Partners’ Capital (Note 6)	329,691	228,350
Accumulated Deficit	(249,485)	(233,996)

Total Capital/(Deficit)	80,206	(5,646)

Total Liabilities and Capital/(Deficit)	$1,540,453	$1,494,574

The accompanying notes are an integral part of these condensed consolidated balance sheets.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

REVENUES:
Gaming	$237,323	$239,678	$650,294	$667,940
Rooms	16,649	16,580	44,896	45,742
Food and Beverage	26,027	25,274	72,949	71,007
Other	7,968	8,138	19,765	21,538

Gross Revenues	287,967	289,670	787,904	806,227
Less--Promotional allowances (Note 4)	63,255	56,913	174,038	164,968

Net Revenues	224,712	232,757	613,866	641,259

COSTS AND EXPENSES:
Gaming (Note 4)	103,662	102,192	303,137	294,780
Rooms	6,218	6,315	18,848	19,372
Food and Beverage	8,216	8,457	22,734	24,050
General and Administrative	41,095	45,046	124,041	127,673
Depreciation and Amortization	11,452	14,729	36,621	41,532
Debt Renegotiation Costs (Note 5)	—	—	—	1,570

	170,643	176,739	505,381	508,977

Income from operations	54,069	56,018	108,485	132,282

NON-OPERATING INCOME AND (EXPENSES):
Interest and Other non-operating income	463	251	2,144	809
Interest expense	(38,529)	(38,383)	(115,294)	(114,834)

Non-Operating expense, net	(38,066)	(38,132)	(113,150)	(114,025)

Income (Loss) before Income Tax Provision	16,003	17,886	(4,665)	18,257
Income Tax Provision (Note 7)	—	(2,768)	—	(2,768)

NET INCOME (LOSS)	$16,003	$15,118	$(4,665)	$15,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(unaudited)
(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)

Balance, December 31, 2001	$329,691	$(249,485)	$80,206
Partnership Distribution (Note 6)	(101,341)	—	(101,341)
Net Income	—	15,489	15,489

Balance, September 30, 2002	$228,350	$(233,996)	$(5,646)

The accompanying notes are an integral part of this condensed consolidated financial statement.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,665)	$15,489
Adjustments to reconcile net income (loss) to net cash flows from operating activities --
Noncash charges —
Depreciation and amortization	36,621	41,532
Accretion of discounts on indebtedness	411	368
Provisions for losses on receivables	4,657	5,762
Amortization of deferred loan offering costs	3,552	3,170
Valuation allowance of CRDA investments	3,119	3,246
Increase in receivables	(3,751)	(1,677)
Decrease in inventories	49	139
Increase in advances to affiliates	(1,934)	(3,041)
Increase in other current assets	(905)	(2,793)
Increase in other assets	(1,495)	(330)
Increase in accounts payable, accrued expenses and other liabilities	31,503	22,313

Net cash provided by operating activities	67,162	84,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,588)	(14,405)
Purchase of CRDA investments	(7,664)	(7,940)

Net cash used in investing activities	(13,252)	(22,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments and current maturities of long-term debt	(4,338)	(7,713)

Net cash used in financing activities	(4,338)	(7,713)

NET INCREASE IN CASH & CASH EQUIVALENTS	49,572	54,120
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,205	70,909

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,777	$125,029

CASH INTEREST PAID	$74,953	$74,734

Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations	$12,596	$16,610

Partnership Distribution	$—	$101,341

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

     The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for a full year.

     Reclassifications

     Certain reclassifications have been made to prior year financial statements to conform to the current year presentation.

(2) Other Assets

     Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City.  Included in other assets at December 31, 2001 and September 30, 2002 is $8,014,000 which Plaza Associates believes will be recoverable on settlement of the appeal.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3) Combined Financial Information—Trump AC Funding, Trump AC Funding II, and Trump AC Funding III.

     Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2001	September 30, 2002

		(unaudited)
Total Assets (including notes receivable of $1,298,266,000 at December 31, 2001 and $1,298,632,000 at September 30, 2002 and related interest receivable)	$1,322,641,000	$1,359,570,000

Total Liabilities and Capital (including notes payable of $1,298,266,000 at December 31, 2001 and $1,298,632,000 at September 30, 2002 and related interest payable)	$1,322,641,000	$1,359,570,000

	Nine Months Ended September 30,

	2001	2002

Interest Income	$109,687,000	$109,687,000

Interest Expense	109,687,000	109,687,000

Net Income	$—	$—

(4) Recent Accounting Pronouncement

     During 2001, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) Issue No. 22, “Accounting for “Points” and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future”.  Accordingly, volume-based cash rebates of $21,913,000 and $60,711,000 during the three and nine months ended September 30, 2001 have been reclassified as promotional allowances from gaming expenses.

     During the third quarter of 2002, the Company reclassified additional costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice pursuant to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” which totaled $4,795,000 and $5,220,000 for the three months ended March 31, 2002 and June 30, 2002 and $6,344,000 $6,125,000, and $6,592,000 for the three months ended, March 31, 2001 June 30, 2001, and September 30, 2001, respectively.

(5) Debt Renegotiation Costs

     During the first quarter of 2002, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of September 30, 2002.  Trump AC incurred approximately $1,570,000 in Debt Renegotiation Costs during this time period and has since terminated such efforts.  Accordingly, the debt renegotiation  costs have been expensed in the accompanying statements of operations.  Trump AC may renew its efforts to refinance or modify the Trump AC Mortgage Notes at a later date if and when capital market conditions are favorable.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Partnership Distribution

     Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses.  These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements.  During the quarter ended June 30, 2002, Trump AC declared a non-cash partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements.  Previously these amounts were presented as Advances to Affiliates on the balance sheet.  As of September 30, 2002, THCR is entitled to $5,872,000 of the $10,000,000 current year operating expense reimbursements.

(7) State of New Jersey Income Taxes

     On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  As a result of the change in the tax law, Trump AC has recorded a charge to tax expense of $2,768,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

Item 2--	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL C ONDITION AND RESULTS OF OPERATIONS

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

     In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Atlantic City Associates (“Trump AC”) and its wholly-owned subsidiaries, unless otherwise noted.  Through its wholly-owned subsidiaries, Trump AC owns and operates the Trump Plaza Hotel and Casino (“Trump Plaza”) and the Trump Taj Mahal Casino Resort (the “Taj Mahal” and together with Trump Plaza, the “Trump AC Properties”).  Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form 10-Q.

     General

     Our business is subject to a variety of risks and uncertainties, some of which are discussed below.

     The Company Has Substantial Indebtedness.

     The Company’s indebtedness consists primarily of the Trump AC Mortgage Notes.  At September 30, 2002, the outstanding principal balance of the Trump AC Mortgage Notes was approximately $1.3 billion.  Interest expense as a percentage of net revenues was 18.8% and 17.9% for the nine months ended September 30, 2001 and 2002, respectively.

     The Company has previously announced that it may seek to refinance or modify the terms of the Trump AC Mortgage Notes.  No transaction is imminent and there can be no assurances that a transaction will occur or be proposed in the future.  The primary reason to refinance or modify the Trump AC Mortgage Notes would be to extend their May 2006 maturity date and to reduce the high levels of interest expense in order to devote more resources to capital expenditures at the Trump AC Properties.  The Atlantic City market is very competitive and is anticipated to become more competitive in the future, especially when the Borgata opens in 2003 (as discussed below).  Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of the Trump AC Properties.  Management believes that the Company must provide for capital expenditures to compete effectively.  See “Financial Condition - Liquidity and Capital Resources.”

     The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends primarily on the ability of Trump Plaza and the Taj Mahal to generate sufficient amounts of cash from operations.  Management believes that, based upon its current cash flow forecasts for 2002, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2002 without a transaction.  The future operating performance of Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management.  There can be no assurance that the future operating performance of Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of Trump Plaza, Taj Mahal or Trump AC.  Also, the ability of the Company to pay the principal amount of the Trump AC Mortgage Notes at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon its ability to obtain refinancing.  There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry in general or to the Company in particular will be conducive to refinancing debt at any given time or on more favorable terms.

     We Do Not Know How the Borgata, When Opened, Will Affect Us.

     In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the marina district of Atlantic City for the construction of the “Borgata,” a casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the third or fourth quarter of 2003.  While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump AC Properties.  This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons.  Also, substantial new expansion and development activity has recently been completed, is under construction or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could also have an adverse effect on our patronage and revenues.  See “Financial Condition - Liquidity and Capital Resources.”

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

     We also believe that Maryland and Virginia are among the other states currently contemplating some form of gaming legislation.  In addition, several legislative proposals have been introduced in Pennsylvania that would potentially allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission.  The results of the recent gubernatorial elections in Pennsylvania and Maryland may also increase the likelihood of gaming legislation in such states.  Since our market is primarily a drive-to market, legalized gambling in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including THCR and the Trump AC Properties.

     Our Business is Subject to a Variety of Other Risks and Uncertainties.

     Our financial condition and results of operations could be affected by many events that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) war, including the possible invasion of Iraq, (iv) competition from existing and potential new competitors in Atlantic City and other markets, which is likely to increase over the next five years, (v) regulatory changes, (vi) state tax law changes that increase the tax liability of the Company, (vii) possible increases in gasoline prices which could discourage auto travel to Atlantic City, and (viii) adverse weather conditions.  Good weather is particularly important to the relative performance of our Trump AC Properties in the winter months and our improved performance in the first quarter of 2002 is partially attributable to mild weather conditions in the Northeast during such period.

     In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been adversely affected.  Consequently, the Company is self-insured for certain risks.  The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred.

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

Financial Condition -

Liquidity and Capital Resources

     Cash flows from operating activities of Trump Plaza and the Taj Mahal are the Company’s primary source of liquidity.  To a lesser extent, the Company has relied on capital lease financing for its capital resource needs.  The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the Trump AC Mortgage Notes and by its already high levels of indebtedness.  Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales.  Although we expect the Company to have sufficient liquidity from the operating activities of Trump Plaza and the Taj Mahal to meet its short-term obligations, there can be no assurances in this regard.  A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes.

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

     Capital expenditures at the Trump AC Properties for the nine months ended September 30, 2001 and 2002 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES
CONSOLIDATING CAPITAL EXPENDITURES
(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
Purchase of Property & Equipment	$3,962	$1,626	$5,588
Capital Lease Additions (a)	6,128	6,468	12,596

Total Capital Expenditures	$10,090	$8,094	$18,184

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Purchase of Property & Equipment	$10,021	$4,384	$14,405
Capital Lease Additions (a)	8,269	8,341	16,610

Total Capital Expenditures	$18,290	$12,725	$31,015

     (a)     Capital lease additions for Trump AC were principally slot machines.

     Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses.  These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10.0 million in operating expense reimbursement and a life time limitation of $50.0 million in interest expense reimbursements.  During the quarter ended June 30, 2002, Trump AC declared a non-cash partnership distribution to THCR of $101.3 million, consisting of $50.0 million of prior years interest reimbursements and $51.3 million of prior years operating expense reimbursements.  Previously these amounts were presented as Advances to Affiliates on the balance sheet.

     On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002.  As a result of the change in the tax law, Trump AC has recorded a charge to tax expense of  $2.8 million for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

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

     Comparison of Three-Month Periods Ended September 30, 2001 and 2002.  The following tables include selected data of Plaza Associates and Taj Associates for the three months ended September 30, 2001 and 2002.

	Three Months Ended September 30,

	2001 Plaza Associates	2002 Plaza Associates	2001 Taj Associates	2002 Taj Associates	2001 Total Trump AC *	2002 Total Trump AC *

	(in thousands)
Revenues:
Gaming	$88,545	$93,549	$148,778	$146,129	$237,323	$239,678
Other	19,507	18,801	31,137	31,191	50,644	49,992

Gross Revenues	108,052	112,350	179,915	177,320	287,967	289,670
Less: Promotional Allowances	24,837	24,625	38,418	32,288	63,255	56,913

Net Revenues	83,215	87,725	141,497	145,032	224,712	232,757

Costs & Expenses:
Gaming	40,900	40,071	62,762	62,121	103,662	102,192
Other	4,904	5,430	9,530	9,342	14,434	14,772
General & Administrative	15,854	16,947	25,232	28,067	41,095	45,046
Depreciation & Amortization	3,083	4,965	8,369	9,764	11,452	14,729

Total Costs and Expenses	64,741	67,413	105,893	109,294	170,643	176,739

Income from Operations	18,474	20,312	35,604	35,738	54,069	56,018

Interest and Other Non-Operating Income	98	76	122	39	463	251
Interest Expense	(12,046)	(13,888)	(23,397)	(24,495)	(38,529)	(38,383)

Total Non-Operating Expense	(11,948)	(13,812)	(23,275)	(24,456)	(38,066)	(38,132)

Income before Income Tax Provision	6,526	6,500	12,329	11,282	16,003	17,886
Income Tax Provision	—	(978)	—	(1,790)	—	(2,768)

Net Income	$6,526	$5,522	$12,329	$9,492	$16,003	$15,118

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended September 30,

	2001 Plaza Associates	2002 Plaza Associates		2001 Taj Associates	2002 Taj Associates		2001 Total Trump AC	2002 Total Trump AC

	(dollars in thousands)
Table Game Revenues	$25,522	$27,367		$48,521	$41,550		$74,043	$68,917
Incr (Decr) over Prior Period		$1,845			$(6,971)			$(5,126)
Table Game Drop	$154,517	$168,230		$269,852	$257,044		$424,369	$425,274
Incr (Decr) over Prior Period		$13,713			$(12,808)			$905
Table Win Percentage	16.5%	16.3%		18.0%	16.2%		17.5%	16.2%
Incr (Decr) over Prior Period		(0.2	) pts		(1.8	) pts		(1.3	) pts
Number of Table Games	100	88		139	139		239	227
Incr (Decr) over Prior Period		(12)			—			(12)
Slot Revenues	$63,023	$66,182		$94,199	$98,548		$157,222	$164,730
Incr (Decr) over Prior Period		$3,159			$4,349			$7,508
Slot Handle	$794,048	$820,076		$1,235,099	$1,219,085		$2,029,147	$2,039,161
Incr (Decr) over Prior Period		$26,028			$(16,014)			$10,014
Slot Win Percentage	7.9%	8.1%		7.6%	8.1%		7.7%	8.1%
Incr (Decr) over Prior Period		0.2	pts		0.5	pts		0.4	pts
Number of Slot Machines	2,868	2,982		4,827	4,823		7,695	7,805
Incr (Decr) over Prior Period		114			(4)			110
Poker Revenues	—	—		$5,478	$5,428		$5,478	$5,428
Incr (Decr) over Prior Period		—			$(50)			$(50)
Number of Poker Tables	—	—		68	68		68	68
Incr (Decr) over Prior Period		—			—			—
Other Gaming Revenues	—	—		$580	$603		$580	$603
Incr (Decr) over Prior Period		—			$23			$23
Total Gaming Revenues	$88,545	$93,549		$148,778	$146,129		$237,323	$239,678
Incr (Decr) over Prior Period		$5,004			$(2,649)			$2,355
Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	94.3%	96.7%		97.4%	98.0%		96.1%	96.4%
Average Daily Rate (Room Revenue)	$85.62	$84.38		$88.69	$86.91		$87.43	$86.75

     Gaming revenues are the primary source of Trump AC’s revenues.   The year over year increase in gaming revenues was primarily due to an increase in slot activity.

     Table game revenues decreased by approximately $5,126,000, or 6.9%, from the comparable period in 2001 due primarily to a decrease in the table game win percentage at the Taj Mahal.  Overall Trump AC’s table win percentage decreased to 16.2% from 17.5% in the comparable period in 2001.  Table game revenues represent the amount retained by Trump AC from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.”  The Atlantic City industry table win percentages were 16.1% and 15.5% for the quarters ended September 30, 2001 and 2002, respectively.

     Slot revenues increased by approximately $7,508,000, or 4.8%, from the comparable period in 2001 primarily as a result of improved slot product on the casino floor and management’s continued focus on marketing initiatives and customer service.

     Promotional Allowances decreased by approximately $6,342,000, or 10.0% from the comparable period in 2001 primarily as a result of decreases in cash complimentaries, coin and coupon expenses at the Taj Mahal.

     General and Administrative costs and expenses increased by approximately $3,951,000, or 9.6%, from the comparable period in 2001.  Expense increases at both the Taj Mahal and Trump Plaza were primarily related to increased real estate taxes, insurance, entertainers and employee benefits expenses.

     On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  As a result of the change in the tax law, Trump AC has recorded a charge to tax expense of $2,768,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed  (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

     Comparison of Nine-Month Periods Ended September 30, 2001 and 2002.  The following table includes selected data of Plaza Associates and Taj Associates for the nine months ended September 30, 2001 and 2002.

	Nine Months Ended September 30,

	2001 Plaza Associates	2002 Plaza Associates	2001 Taj Associates	2002 Taj Associates	2001 Total Trump AC *	2002 Total Trump AC *

	(in thousands)
Revenues:
Gaming	$249,615	$259,433	$400,679	$408,507	$650,294	$667,940
Other	55,211	53,178	82,399	85,109	137,610	138,287

Gross Revenues	304,826	312,611	483,078	493,616	787,904	806,227
Less: Promotional Allowances	72,533	69,731	101,505	95,237	174,038	164,968

Net Revenues	232,293	242,880	381,573	398,379	613,866	641,259

Costs & Expenses:
Gaming	123,186	117,505	179,951	177,275	303,137	294,780
Other	14,348	16,099	27,234	27,323	41,582	43,422
General & Administrative	49,540	48,161	74,422	79,440	124,041	127,673
Depreciation & Amortization	11,380	13,466	25,241	28,066	36,621	41,532
Debt Renegotiation Costs	—	—	—	—	—	1,570

Total Costs and Expenses	198,454	195,231	306,848	312,104	505,381	508,977

Income from Operations	33,839	47,649	74,725	86,275	108,485	132,282

Interest and Other Non-Operating Income	687	245	647	195	2,144	809
Interest Expense	(36,087)	(38,834)	(69,924)	(71,907)	(115,294)	(114,834)

Total Non-Operating Expense	(35,400)	(38,589)	(69,277)	(71,712)	(113,150)	(114,025)

Income (Loss) before Income Tax Provision	(1,561)	9,060	5,448	14,368	(4,665)	18,257
Income Tax Provision	—	(978)	—	(1,790)	—	(2,768)

Net Income (Loss)	$(1,561)	$8,082	$5,448	$12,773	$(4,665)	$15,489

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Nine Months Ended September 30,

	2001 Plaza Associates	2002 Plaza Associates		2001 Taj Associates	2002 Taj Associates		2001 Total Trump AC	2002 Total Trump AC

	(dollars in thousands)
Table Game Revenues	$73,890	$77,360		$126,028	$116,067		$199,918	$193,427
Incr (Decr) over Prior Period		$3,470			$(9,961)			$(6,491)
Table Game Drop	$436,748	$458,240		$755,024	$700,590		$1,191,772	$1,158,830
Incr (Decr) over Prior Period		$21,492			$(54,434)			$(32,942)
Table Win Percentage	16.9%	16.9%		16.7%	16.6%		16.8%	16.7%
Incr (Decr) over Prior Period		—			(0.1	) pts		(0.1	) pts
Number of Table Games	99	88		141	139		240	227
Incr (Decr) over Prior Period		(11)			(2)			(13)
Slot Revenues	$175,725	$182,073		$257,620	$275,481		$433,345	$457,554
Incr (Decr) over Prior Period		$6,348			$17,861			$24,209
Slot Handle	$2,269,911	$2,261,239		$3,373,170	$3,476,466		$5,643,081	$5,737,705
Incr (Decr) over Prior Period		$(8,672)			$103,296			$94,624
Slot Win Percentage	7.7%	8.1%		7.6%	7.9%		7.7%	8.0%
Incr (Decr) over Prior Period		0.4	pts		0.3	pts		0.3	pts
Number of Slot Machines	2,850	2,912		4,696	4,843		7,546	7,755
Incr (Decr) over Prior Period		62			147			209
Poker Revenues	—	—		$15,353	$15,309		$15,353	$15,309
Incr (Decr) over Prior Period		—			$(44)			$(44)
Number of Poker Tables	—	—		67	68		67	68
Incr (Decr) over Prior Period		—			1			1
Other Gaming Revenues	—	—		$1,678	$1,650		$1,678	$1,650
Incr (Decr) over Prior Period		—			$(28)			$(28)
Total Gaming Revenues	$249,615	$259,433		$400,679	$408,507		$650,294	$667,940
Incr (Decr) over Prior Period		$9,818			$7,828			$17,646
Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	92.2%	94.1%		95.3%	95.9%		94.0%	95.1%
Average Daily Rate (Room Revenue)	$81.56	$82.17		$80.97	$81.45		$81.22	$81.76

     Gaming revenues are the primary source of Trump AC’s revenues.   The year over year increase in gaming revenues was primarily due to an increase in slot activity.

     Table game revenues decreased by approximately $6,491,000, or 3.2%, from the comparable period in 2001 due primarily to a decrease in table game drop at the Taj Mahal.  Overall Trump AC’s table win percentage decreased to 16.7% from 16.8% in the comparable period in 2001.  Table game revenues represent the amount retained by Trump AC from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”.  The Atlantic City industry table win percentages were 15.6% and 15.8% for the nine months ended September 30, 2001 and 2002, respectively.

     Slot revenues increased by approximately $24,209,000, or 5.6%, from the comparable period in 2001 primarily as a result of  improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service as well as favorable weather conditions during the first quarter of 2002.

     Promotional Allowances decreased by approximately $9,070,000, or 5.2% from the comparable period in 2001as a result  of decreased cash complimentaries at the Taj Mahal and decreased food and beverage complimentaries at the Trump Plaza.

     Gaming costs and expenses decreased by approximately $8,357,000, or 2.8%, from the comparable period in 2001.  Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll expense and more efficient marketing programs.

     General and Administrative costs and expenses increased by approximately $3,632,000, or 2.9% from the comparable period in 2001 primarily as a result of increased real estate taxes, insurance, entertainers and employee benefits partially offset by decreases in legal fees and utilities expenses at both the Taj Mahal and Trump Plaza.

     As previously reported during the first quarter of 2002, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of September 30, 2002.  In connection with such efforts, Trump AC has incurred approximately $1,570,000 in debt renegotiation costs during the nine months ended September 30, 2002.  Trump AC has since terminated such efforts but intends to revisit the capital markets at a later time if and when more favorable market conditions exist.  See “General - The Company Has Substantial Indebtedness.”

     On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  As a result of the change in the tax law, Trump AC has recorded a charge to tax expense of $2,768,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

     Seasonality

     The casino industry in Atlantic City is seasonal in nature with the peak season occurring in the second and third quarters.  Accordingly, the results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for a full year.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 4 -- CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrants’ principal executive officer and principal financial officer have concluded that the Registrants’ disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Current Reports on Form 8-K:

On July 24, 2002, the Registrants filed a Form 8-K regarding THCR’s earnings for the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES
(Registrant)

	By:	TRUMP ATLANTIC CITY HOLDING, INC., its Managing General Partner

Date: November 14, 2002	By:	/ s / FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC.
(Registrant)

Date: November 14, 2002	By:	/ s / FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC.
(Registrant)

Date: November 14, 2002	By:	/ s / FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC.
(Registrant)

Date: November 14, 2002	By:	/ s / FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Associates;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Holding, Inc., the managing general partner of Trump Atlantic City Associates

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Funding, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Funding, Inc.

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Funding II, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Funding II, Inc.

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Funding III, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Funding III, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Associates;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Atlantic City Holding, Inc., the managing general partner of Trump Atlantic City Associates

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Funding, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Atlantic City Funding, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Funding II, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Atlantic City Funding II, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Trump Atlantic City Funding III, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Atlantic City Funding III, Inc.

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.