Form 10-K
period 2002-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING III INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING INC
filed 2003-03-31
CIK 897729, 1052519, 1052517, 1006918

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

     Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes   ☒ No   ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether any of the registrants is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   ☐ No   ☒

The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of March 31, 2003 was $0.
The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of March 31, 2003 was $0.
The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of March 31, 2003 was $0.
As of March 31, 2003, there were 100 shares of Trump Atlantic City Funding, Inc.’s Common Stock outstanding.
As of March 31, 2003, there were 100 shares of Trump Atlantic City Funding II, Inc.’s Common Stock outstanding.
As of March 31, 2003, there were 100 shares of Trump Atlantic City Funding III, Inc.’s Common Stock outstanding.
Documents Incorporated by Reference-None.

FORM 10K

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contains words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

          We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (the SEC):

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;
•	the effects of environmental and structural building conditions relating to our properties;
•	access to available and feasible financing and insurance;
•

changes in laws (including increased tax rates), regulations or accounting standards, insurance premiums, and third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;
•	ability of our customer-tracking programs to continue to increase or sustain customer loyalty;
•	our ability to recoup costs of capital investments through higher revenues;
•	acts of war or terrorist incidents;
•	abnormal gaming hold percentages; and
•	the effects of competition, including locations of competitors and operating and market competition.

          Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS.

General

          Through our wholly-owned subsidiaries, we own and operate two casino hotel properties:

•

Trump Plaza Hotel and Casino – an elegantly styled resort located at the center of Atlantic City’s boardwalk and adjacent to Atlantic City’s renovated Boardwalk Hall (the home of the Miss America Pageant). Trump Plaza Hotel and Casino, or Trump Plaza, features 904 hotel rooms, including 143 suites, 91,181 square feet of casino space with 2,979 slot machines and 88 table games. Amenities and services include 18,157 square feet of convention space, an 800-seat cabaret theater, three cocktail lounges, eight restaurants, a player club, health spa, an indoor pool, arcade, tennis courts and four retail outlets.  Trump Plaza is connected by an enclosed pedestrian walkway to a ten-story parking garage which can accommodate 14 buses and approximately 2,800 cars. The parking garage is located directly off the Atlantic City Expressway, the main highway into Atlantic City, and provides patrons with safe and immediate access to the casino.

•

Trump Taj Mahal Casino Resort – an exotically-themed destination resort located on the northern end of Atlantic City’s boardwalk.  The Trump Taj Mahal Casino Resort, or the Trump Taj Mahal, features 1,250 hotel rooms, including 242 suites, 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The Trump Taj Mahal also features 156,984 square feet of gaming space which includes 191 table games, 4,826 slot machines and an approximately 12,000 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features: a 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 persons which can be used as a theater, concert hall, boxing arena or exhibition hall; the “Casbah,” a popular New York style nightclub; and the Mark G. Etess Arena featuring approximately 63,000 square feet of exhibition and entertainment space accommodating up to 5,200 persons.

In the fall of 2002, we began renovating the Trump Taj Mahal’s hotel guest rooms and suites.  Approximately 230 guest rooms and suites were completed by December 31, 2002. The remaining guest rooms are intended to be substantially completed during 2003.

          In this Form 10-K, the term “Trump AC Properties” includes Trump Plaza and Trump Taj Mahal. Unless otherwise noted, the terms “we,” “us,” and “our” includes Trump Atlantic City Associates, or Trump AC, and its subsidiaries, including:

•	Trump Atlantic City Corporation, or TACC;
•	Trump Plaza Associates, or Plaza Associates;
•	Trump Taj Mahal Associates, or Taj Associates;
•	Trump Atlantic City Funding, Inc., or Trump AC Funding;
•	Trump Atlantic City Funding II, Inc., or Funding II; and
•	Trump Atlantic City Funding III, Inc., or Funding III.

Hotel-Casino Resort Properties

          We have provided below certain information regarding the Trump AC Properties as of December 31, 2002.

Name and Location	Number of Rooms/Suites	Approximate Casino Square Footage	Slot Machines	Gaming Tables (1)

Atlantic City, NJ
– Trump Plaza	904	91,181	2,979	88
– Trump Taj Mahal	1,250	156,984	4,826	191

Total	2,154	248,165	7,805	279

          (1)     Generally includes blackjack, baccarat, craps, pai gow poker, Caribbean stud poker, roulette and poker.

          We believe that our properties derive substantial benefit from the widespread recognition of the “Trump” name and its association with high quality amenities and first class service. Our properties use the Trump name to attract business at each site where we seek to provide an exciting gaming and entertainment experience tailored to the primary patrons in each of our markets.

          The managing partner of Trump Atlantic City Associates, or Trump AC, is Trump Atlantic City Holding, Inc., or Trump AC Holding, a wholly-owned subsidiary of Trump Hotels & Casino Resorts Holdings, L.P., or THCR Holdings. Trump Hotels & Casino Resorts, Inc., or THCR, is a publicly held company and the sole general partner of THCR Holdings. THCR Holdings’ partnership agreement, dated June 12, 1995, as amended, requires that all of THCR’s business activities be conducted through THCR Holdings or a subsidiary of THCR Holdings, including Trump AC. As the general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of Trump AC. THCR (and its subsidiaries) is the exclusive vehicle through which Donald J. Trump, Chairman of the Board of Trump AC and THCR, President and Chief Executive Officer of THCR and a limited partner of THCR Holdings, engages in gaming activities. THCR and its subsidiaries, including Trump AC, are separate and distinct from Mr. Trump’s other holdings and business activities.

Business and Marketing Strategy

          We consistently evaluate our properties and their amenities in order to remain competitive. From time to time, changes are made to our properties in response to patron demand either on an industry-wide or property-specific basis. Below is a brief description of our business and marketing strategy:

          Focus on Slot Revenues. We continue to emphasize our slot business, the most consistently profitable and predictable segment of our gaming revenues. We strive to offer a wide variety of games and marketing programs to attract slot customers and to encourage them to play for longer periods of time in order to promote the stability of our gaming revenues. As part of this focus, we are committed to providing our customers with the latest themed slot machines and gaming technology. In addition, we have continued to improve the Trump AC Properties’ slot floors and have changed our marketing and customer loyalty programs to reward our most important slot customers by offering rooms and benefits that were previously reserved for table players.

          Cashless gaming is an alternative payment method to coin handling on the casino slot floor. Casino operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another cashless slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time.  We anticipate having a portion of Trump Plazas and Trump Taj Mahals slot machines operating with cashless gaming during 2003.  We believe that cashless slot machines enhance slot patrons’ gaming experience as well as reduce overhead, labor and costs associated with operating a slot floor. Also, preliminary results have shown an increase in coin-in and win per unit per day for cashless test units.

          Targeted Marketing and Promotion. We actively promote our casinos, entertainment offerings, hotels and restaurants by using a variety of media, including billboard and other outdoor signage, print, broadcast and the Internet.  In addition, the Trump AC Properties employ marketing representatives as a means of attracting gaming patrons to the properties.  We have developed and maintain extensive and targeted customer databases.  We also employ a focused direct-mail program, integrated with our player tracking systems, to efficiently target our database customers with a variety of promotional programs to enhance customer loyalty.   Promotional events in 2002 included gift giveaways, sweepstakes, slot tournaments and Asian and other ethnic events which were designed to increase our frequent player programs.  We estimate that approximately 81% of our gaming revenues at Trump Plaza come from rated players (i.e., players in our database targeted for promotional programs) and approximately 80% at the Trump Taj Mahal, evidencing our ability to attract our targeted customers.

          Maintain Stringent Cost Controls. We have achieved significant cost savings through several initiatives. These initiatives include matching employee schedules more efficiently to peak business hours and implementing our more efficient cash reward programs that generate higher revenue at a lower cost than previous cash reward programs.  Coupled with our targeted marketing approach, we have been able to lower marketing costs and increase revenues at our casino properties without sacrificing customer service.

          Premium Entertainment. We pursue a program of providing headline entertainment at our properties. These entertainment offerings, which generate incremental revenue through ticket sales, also increase pedestrian traffic in our hotels, restaurants and casinos. In addition, we coordinate entertainment events to coincide with slot player promotions to maximize the number of customers and gaming play in our casinos.

Certain Indebtedness

          TAC I Notes.  In connection with THCR’s acquisition of the Taj Mahal in April 1996 (the “Taj Acquisition”), Trump AC and Trump AC Funding issued, in an underwritten public offering, mortgage notes in the principal amount of $1.2 billion, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC I Notes”). The obligations evidenced by the TAC I Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes were issued pursuant to an indenture agreement, dated as of April 17, 1996 (the “TAC I Note Indenture”), by and among Trump AC and Trump AC Funding, as issuers, Plaza Associates, Taj Associates and The Trump Taj Mahal Corporation,  as guarantors, and the Trustee. The TAC I Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes.”

          TAC II Notes.  In December 1997, Trump AC and Funding II issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $75.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC II Notes”). The TAC II Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the “TAC II Note Indenture”), by and among Trump AC and Funding II, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC II Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes.”

          TAC III Notes.  In December 1997, Trump AC and Funding III issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $25.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC III Notes,” and together with the TAC I Notes and TAC II Notes, the “TAC Notes”). The TAC III Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the “TAC III Note Indenture”), by and among Trump AC and Funding III, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee. The TAC III Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of Certain Debt; TAC Notes.”

          Other Indebtedness.  In addition to the foregoing, Trump AC’s long-term indebtedness includes approximately $29.7 million of indebtedness, including, as of December 31, 2002, approximately $1.1 million due under outstanding mortgage notes.

The Atlantic City Market

          The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius and has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 11 casino properties with a total of 11,700 hotel rooms and approximately 1.3 million square feet of gaming space containing approximately 38,000 slot machines and approximately 1,200 table games.

          Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects that we believe will, if completed, attract new customers to Atlantic City. The Borgata, a casino resort complex being developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation, is expected to be completed in the summer of 2003 and will be the first new casino in Atlantic City in 13 years. The Borgata, located on a 25 acre site will feature a 40 story tower with 2,010 rooms and suites, a 135,000 square foot casino, restaurants, retail shops, a spa and pool, and entertainment venues.  Also in the marina district, Harrah’s recently completed construction of an additional hotel tower with 452 rooms and expanded its casino floor to include 950 additional slot machines. We believe that these projects will attract additional visitors to the marina district.

          In addition, Park Place Entertainment, Inc. connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In December 2002, Park Place’s Caesars began renovating the adjacent Ocean One Mall into an upscale retail and entertainment monopoly-themed complex, which is expected to be completed in 2004.

          In March 2002, Showboat Casino Hotel broke ground for a 544 room hotel tower with an expected completion date in June 2003.

          In April 2002, Aztar Corp. commenced its expansion of its Tropicana Atlantic City property. The expansion is intended to include an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex and is anticipated to be completed in the spring of 2004.

          In September 2002, Resorts Atlantic City commenced demolition of one of its towers and is replacing it with a 459 room hotel tower expected to be completed in the first quarter of 2004.

          Historically, there has been a shortage of available rooms in Atlantic City on the weekends during the peak spring and summer seasons and on long holiday weekends in other parts of the year. We believe that the addition of hotel rooms in Atlantic City would benefit the overall Atlantic City market by increasing patrons’ visits and perhaps the duration of patrons’ visits during these peak seasons and weekends.

          In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0% as well as to tax complimentaries and impose a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. To the extent that the State of New Jersey increases gaming revenue or other taxes on Atlantic City casinos, the development plans of Atlantic City operators could change, and anticipated room expansions may not occur. See “Business; Governmental and Gaming Regulations; New Jersey Gaming Regulations; Gross Revenue Tax.”

Competition

          Atlantic City. Competition in the Atlantic City market remains intense. At the present time, there are 11 casino hotels located in Atlantic City which compete with each other on the basis of customer service and quality and extent of amenities, including the Trump AC Properties and Trump Marina Hotel Casino which is owned by THCR. For this reason, substantial capital expenditures are required from time to time to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the development of the Borgata by Boyd Gaming and MGM Mirage, Inc. which is expected to be completed in the summer of 2003.

          In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurance that proposed and future developments and expansions, especially the Borgata, would not have a material adverse effect on our business and operations. There also can be no assurances that the Atlantic City development projects, which are planned or in process, will be completed. See “Business; The Atlantic City Market.”

          Native American Tribes. The Trump AC Properties also face considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes, such as Foxwoods Resorts Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Pursuant to the Indian Gaming Regulatory Act, or the IGRA, which was passed by Congress in 1988, any state which permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump AC Properties.

          In addition, Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, there can be no assurance that additional casinos built in or near this portion of the United States would not have a material adverse effect on the business and operations of the Trump AC Properties.

          New Jersey State Legislation. In September 2002, the New Jersey State Legislature proposed an amendment to the New Jersey constitution that, if approved, by the citizens of New Jersey in a general election, would permit the legislature to adopt legislation permitting slot machines at the Meadowlands Racetrack in East Rutherford, New Jersey. If New Jersey’s constitution were to be so amended and such legislation adopted, slot machines at the Meadowlands would compete to some extent with Atlantic City’s casinos, including the Trump AC Properties, for gaming patrons.

          New York State Legislation. In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with Native American tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 minutes of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border. A lawsuit was filed in New York’s Supreme Court in Albany on January 29, 2002, claiming, among other things, that the legislation violated the provisions of New York State’s constitution. Competition from these properties, when opened, could have a material adverse effect on the Trump AC Properties.

          Other States. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of the Trump AC Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize video lottery terminals at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have a material adverse effect on the Trump AC Properties.

Certain Agreements

          Trademark License Agreement

          Subject to certain restrictions, THCR has the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee.  Pursuant to the license agreement, THCR is permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, collectively referred to as the Trump Names, and related intellectual property rights, or the Marks, in connection with casino and gaming activities and related services and products.  THCR, in turn, allow its subsidiaries, including Trump AC, and properties, including the Trump AC Properties, to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The license agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

          The term of the license agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the license agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between us and Mr. Trump. Mr. Trump’s obligations under the license agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services.  See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump” and “Certain Relationships and Related Party Transactions, Trademark License Agreement.”

          Casino Services Agreement

          We service the Trump AC Properties and manage their administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended, or the Casino Services Agreement, with Trump Administration, a division of Taj Associates.  Trump Administration assumed the rights and responsibilities of the Casino Services Agreement when TACA merged Trump Casino Services, LLC, or TCS, into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides the Trump AC Properties as well as each of  THCR’s other owned or managed properties with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel, collectively referred to as the “Casino Services.” In return, the properties reimburse Trump Administration for its incurred costs and expenses in providing the Casino Services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing the Casino Services, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings.  The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice.

Governmental and Gaming Regulations

          The following is only a summary of the applicable provisions of the New Jersey Casino Control Act (or the Casino Control Act) and certain other laws and regulations.  It does not purport to be a full description and is qualified in its entirety by reference to the Casino Control Act and such other applicable laws and regulations.

          New Jersey Gaming Regulations

          In general, the Casino Control Act and the regulations promulgated thereunder contain detailed provisions concerning, among other things:

•	the granting and renewal of casino licenses;
•	the suitability of the approved hotel facility, and the amount of authorized casino space and gaming units permitted therein;
•	the qualification of natural persons and entities related to the casino licensee;
•	the licensing of certain employees and vendors of casino licensees;
•	the rules of the games;
•	the selling and redeeming of gaming chips;
•	the granting and duration of credit and the enforceability of gaming debts;
•	management control procedures, accounting and cash control methods and reports to gaming agencies;
•	the security standards;
•	the manufacture and distribution of gaming equipment;
•	the simulcasting of horse races by casino licensees, advertising, entertainment and alcoholic beverages.

          Casino Control Commission.  The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act.  The New Jersey Commission is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified.

          Operating Licenses.  In June 1999, the Casino Control Commission (“CCC”) renewed Taj Associates’ license to operate the Taj Mahal through June 2003 and renewed Plaza Associates’ license to operate Trump Plaza until June 2003.  Each entity has filed an application for the renewal of its casino license through June 2007.  The CCC has consolidated the license renewal applications for a hearing in late June 2003 and has extended the casino license to operate the Trump AC Properties through June 30, 2003.

          Casino License.  No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino licenses currently held by Plaza Associates and Taj Associates are renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the “Division”).

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

          In the event a licensee fails to demonstrate financial stability, the CCC may take such action as it deems necessary to fulfill the purposes of the Casino Control Act and protect the public interest, including: issuing conditional licenses, approvals or determinations; establishing an appropriate cure period; imposing reporting requirements; placing restrictions on the transfer of cash or the assumption of liabilities; requiring reasonable reserves or trust accounts; denying licensure; or appointing a conservator. See “-Conservatorship.”

          Management believes that it has adequate financial resources to meet the financial stability requirements of the Casino Control Act for the foreseeable future.

          Pursuant to the Casino Control Act, CCC Regulations and precedent, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee. Pursuant to a condition of its casino license, payments by Plaza Associates or Taj Associates to, or for the benefit of, any related entity or partner, with certain exceptions, are subject to prior CCC approval; and, if Plaza Associates’ or Taj Associates’ cash position falls below $5.0 million for three consecutive business days, such entity must present to the CCC and the Division evidence as to why it should not obtain a working capital facility in an appropriate amount.

          Control Persons.  An entity qualifier or intermediary or holding company, such as Trump AC, Trump AC Holding, TACC, THCR Holdings, Trump Hotels & Casino Resorts Funding, Inc., a wholly-owned subsidiary of THCR Holdings (“THCR Funding”), or THCR, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding five percent (5.0%) or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

          Financial Sources.  The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee (a “Regulated Company”), to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than fifteen percent (15.0%) of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than fifteen percent (15.0%) of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

          Institutional Investors.  An institutional investor (“Institutional Investor”) is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

          An Institutional Investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of CCC findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an Institutional Investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

          Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days’ prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See “-Interim Casino Authorization.”

          Ownership and Transfer of Securities.  The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a Regulated Company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a Regulated Company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Trump AC, Trump AC Holding, Plaza Associates, Taj Associates, THCR Holdings, THCR Funding and THCR is deemed to be a Regulated Company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a Regulated Company.

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

          Under the terms of the TAC I Note Indenture, TAC II Note Indenture, TAC III Note Indenture and other certain indentures pursuant to which certain promissory notes of THCR and it subsidiaries have been issued if a holder of securities of THCR or its subsidiaries, including the Registrants, does not qualify under the Casino Control Act when required to do so, such holder must dispose of its interest in such securities, and the respective issuer or issuers of such securities may redeem the securities at the lesser of the outstanding amount or fair market value. Similar provisions are set forth in THCR’s Certificate of Incorporation, as amended, with respect to the Common Stock of THCR.

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

          Unless otherwise determined by the CCC, agreements to lease an approved hotel building or the land under the building must be for a term exceeding 30 years, must concern 100.0% of the entire approved hotel building or the land upon which it is located and must include a buy-out provision conferring upon the lessee the absolute right to purchase the lessor’s entire interest for a fixed sum in the event that the lessor is found by the CCC to be unsuitable.

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

          Gross Revenue Tax.  Each casino licensee is also required to pay an annual tax of 8.0% on its gross casino revenues. For the years ended December 31, 2000, 2001 and 2002, Plaza Associates’ gross revenue tax was approximately $25.8 million, $26.4 million and $27.1 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.1 million, $4.8 million and $5.2 million, respectively.  For the years ended December 31, 2000, 2001 and 2002, Taj Associates’ gross revenue tax was approximately $43.8 million, $42.6 million and $42.6 million, respectively, and its license, investigation and other fees and assessments totaled approximately $5.1 million, $5.5 million and $5.6 million, respectively.  See “Business; The Atlantic City Market.”

          Investment Alternative Tax Obligations.  An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA (“CRDA Bonds”). CRDA Bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such CRDA Bonds.

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

          Conservatorship.  If, at any time, it is determined that Plaza Associates, Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, Taj Associates, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee’s casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the TAC I Note Indenture, TAC II Note Indenture and TAC III Note Indenture.

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

Other Laws and Regulations

          The United States Department of the Treasury (the “Treasury”) has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day (a “Currency Transaction Report”). Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the “Service”). In addition, THCR is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

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

Employees and Labor Relations

          The table below sets forth the number of full-time equivalent employees working at each of the Trump AC Properties as of December 31, 2002:

Property:	Number of Full-Time Equivalent Employees:

Trump Plaza	2,600
Trump Taj Mahal	4,300

Total	6,900

          Certain of our casino hotel employees are subject to collective bargaining agreements. We believe that we have a good relationship with our employees.  See “Business; Casino Services Agreement.”

          Also, certain of our employees are required to be licensed by, or registered with, the New Jersey Casino Control Commission, or the CCC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

          Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally the peak seasons for the Trump AC Properties, with autumn and winter being non-peak seasons.  Therefore, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons.  Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar.  In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

          There was no significant impact on operations as a result of inflation during 2000, 2001 and 2002.

ITEM 2. PROPERTIES.

          Please see “Item 1. Business” for a brief description of the location and general character of each of the Trump AC Properties.

Trump Plaza

          Through our subsidiary, Trump Plaza Associates, or Plaza Associates, we own and lease several parcels of land in and around Atlantic City, including four parcels of land on which Trump Plaza is situated. The parcels are subject to lien mortgages securing the obligations under the $1.3 billion principal amount of 11-1/4% mortgage notes due 2006 issued by Trump Atlantic City Associates and its subsidiaries (the TAC Notes) and certain other liens. We also lease one of the four parcels of land on which Trump Plaza is situated from Plaza Hotel Management Company, or PHMC, pursuant to a non-renewable ground lease expiring in December 2078, or the PHMC Lease. Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the leased tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the leased tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will then belong to PHMC. Plaza Associates has the option to purchase the leased parcel at certain times during the term of such PHMC Lease under certain circumstances.

          Plaza Associates also leases, pursuant to the PHMC Lease, a 11,800 square foot parcel of land located near the intersection of Mississippi and Pacific Avenues and owns a 5,750 square foot parcel of land adjacent to it.

          Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and subleases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. They are used for signage and surface parking and are encumbered by the TAC Mortgages.

          Plaza Associates also owns approximately 3 acres of land adjacent to the boardwalk and on which the former Trump World’s Fair, closed in October 1999, was situated.

          Plaza Associates owns a 64,000 square foot warehouse and office facility located in Egg Harbor Township, New Jersey.

          Substantially all of Plaza Associates’ property, including Trump Plaza’s hotel and casino and the parcels of land on which it is situated, secures Trump AC’s obligations under the TAC Notes. Plaza Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment.  The lien in favor of any such lender or lessor may be superior to the liens securing the TAC Notes.

Trump Taj Mahal

          Through Taj Associates, we currently own the approximately 30 acres of land which comprise the Trump Taj Mahal site. This land is encumbered by the liens securing the TAC Notes and certain other liens.

          The Taj Mahal site also includes the Steel Pier (approximate 3.6 acres) and related property located on the opposite side of the boardwalk from the Trump Taj Mahal. Taj Associates leases the Steel Pier to an amusement park operator pursuant to a lease agreement terminating on December 31, 2005, unless extended.

          Substantially all of Taj Associates’ property, including the Trump Taj Mahal’s hotel and casino and the parcels of land on which it is situated, secures Trump AC’s obligations under the TAC Notes. Taj Associates has financed or leased and from time to time will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens securing the TAC Notes.

ITEM 3. LEGAL PROCEEDINGS.

          From time to time, we and certain of our officers, directors, agents and employees are subject to various legal proceedings incidental to our business. In the past, we have vigorously defended ourselves and our officers, directors, agents and employees against any such actions and intend to do so in the future. Generally, pursuant to our articles of incorporation, we have undertaken to indemnify, to the fullest extent allowable by law, our officers, directors, agents and employees against all expenses (including attorneys’ fees), judgments, fines and amounts payable in settlement incurred by them in connection with such actions, suits or proceedings, provided that they have acted in good faith and in a manner they believed to be in, or not opposed to, the best interests of the company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Trump AC.  THCR Holdings has beneficially owned 100.0% of the partnership interests in Trump AC since June 12, 1995. There is no established trading market for the equity interests of Trump AC.

          Trump AC Funding.  Trump AC has owned 100.0% of the common stock of Trump AC Funding since its formation on January 30, 1996. There is no established trading market for Trump AC Funding’s common stock.

          Funding II.  Trump AC has owned 100.0% of the common stock of Funding II since its formation on November 18, 1997. There is no established trading market for Funding II’s common stock.

          Funding III.  Trump AC has owned 100.0% of the common stock of Funding III since its formation on November 18, 1997. There is no established trading market for Funding III’s common stock.

ITEM 6. SELECTED FINANCIAL DATA.

          The following table sets forth certain historical consolidated financial information of Trump AC for each of the five years ended December 31, 1998 through 2002.

          All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(dollars in thousands)
Statements of Operations Data:
Revenues:
Gaming	$888,518	$867,556	$858,473	$849,426	$865,656
Other (a)	220,725	230,606	188,412	181,182	179,961

Gross revenues	1,109,243	1,098,162	1,046,885	1,030,608	1,045,617
Less-Promotional allowances (b)	250,838	247,605	234,998	228,139	213,543

Net revenues	858,405	850,557	811,887	802,469	832,074

Cost and expenses:
Gaming (b)	424,517	427,571	408,070	399,033	388,321
Other	66,180	66,231	56,613	54,913	57,525
General and administrative	168,183	173,578	174,125	161,457	176,215
Depreciation and amortization	61,536	58,615	51,924	49,448	56,104
Debt renegotiation costs	—	—	—	—	1,570
Trump World’s Fair closing costs (c)	—	123,959	814	—	—

Total costs and expenses	720,416	849,954	691,546	664,851	679,735

Income from operations	137,989	603	120,341	137,618	152,339
Interest and other non-operating income	5,508	3,813	4,145	2,633	1,152
Interest expense	(154,578)	(153,759)	(153,664)	(154,283)	(153,144)

Income (loss) before income tax provision	(11,081)	(149,343)	(29,178)	(14,032)	347
Income tax provision	—	—	—	—	(3,768)

Net loss	$(11,081)	$(149,343)	$(29,178)	$(14,032)	$(3,421)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$80,954	$75,061	$67,205	$70,909	$79,007
Property and equipment, net	1,432,965	1,322,599	1,290,638	1,277,004	1,268,125
Total assets	1,688,606	1,570,866	1,542,446	1,540,121	1,438,127
Total long-term debt, net current maturities	1,299,217	1,302,824	1,303,019	1,307,643	1,316,284
Total capital/(deficit)	$272,759	$123,416	$94,238	$80,206	$(28,065)

(a)

On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Café Lease effective September 24, 1999. Upon termination of the All Star Café Lease, all property, improvements, alterations and All Star’s personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

Taj Associates has since remodeled the facility into an entertainment complex called the “Casbah,” consisting of a Boardwalk level bar, a seasonal outdoor dining area with live entertainment and a centerpiece high-energy night club. The Casbah complex opened in June 2000.

(b)

During 2002, the Company reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice.  Such amount totaled $37,259,000, $37,660,000, $29,312,000 and $24,273,000 for the years ended December 31, 1998, 1999, 2000 and 2001, respectively.

(c)

On October 4, 1999, THCR closed Trump World’s Fair. The estimated cost of closing Trump World’s Fair was approximately $124,773,000, which includes $97,221,000 for the writedown of the net book value of the assets and $27,552,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

          The Company Has Substantial Indebtedness.

          The Company’s indebtedness consists primarily of the Trump AC Mortgage Notes.  At December 31, 2002, the outstanding principal balance of the Trump AC Mortgage Notes was approximately $1.3 billion.  Interest expense as a percentage of net revenues was 18.9%, 19.2% and 18.4% for the years ended December 31, 2000, 2001 and 2002, respectively.

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

          The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends primarily on the ability of Trump Plaza and the Taj Mahal to generate sufficient amounts of cash from operations.  Management believes that, based upon its current cash flow forecasts for 2003, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2003 without a transaction.  The future operating performance of Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management.  There can be no assurance that the future operating performance of Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of Trump Plaza, Taj Mahal or Trump AC.  Also, the ability of the Company to pay the principal amount of the Trump AC Mortgage Notes at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon its ability to obtain refinancing.  There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry in general or to the Company in particular will be conducive to refinancing debt at any given time or on more favorable terms.

          We Do Not Know How the Borgata, When Opened, Will Affect Us.

          In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the marina district of Atlantic City for the construction of the “Borgata,” a casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the summer of 2003.  While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump AC Properties.  This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons.  Also, substantial new expansion and development activity at other casino properties has recently been completed, is under construction or has been announced in Atlantic City which further intensifies competitive pressure in the Atlantic City market and which could also have an adverse effect on our patronage and revenues.  See “Financial Condition - Liquidity and Capital Resources.”

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

          Pennsylvania and Maryland are among the other states currently contemplating some form of gaming legislation.  Legislative proposals  introduced in Pennsylvania would potentially allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission.  Maryland’s proposed legislation would authorize video lottery terminals at some of Maryland’s racing facilities.  The results of the gubernatorial elections in Pennsylvania and Maryland in 2002 have increased the likelihood of gaming legislation in such states.  Since our market is primarily a drive-to market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming industry overall, including the Trump AC Properties.

          A downturn in the regional economy and high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

          Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because gaming and other leisure activities we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, the effects, if any, of the hostilities in Iraq on the economy generally and on the habits of consumers are not known. A prolonged conflict with Iraq and other uncertainties could adversely affect consumer spending, increase gasoline prices and, perhaps, adversely affect our operations.

          We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States may negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

          Also, a majority of our patrons drive to our property. Rising gasoline prices, especially in the event of a war with Iraq, could reduce automobile travel and decrease the number of patrons to our properties. In addition, adverse winter weather conditions reduce automobile travel. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse winter weather conditions.

          We may incur losses that would not be covered by insurance and the cost of insurance will increase.

          Although we maintain insurance which is customary and, we believe, appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been diminished substantially. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uncovered losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our property.

          Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

          The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. We, as well as other gaming companies, are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. New Jersey taxes annual gaming revenues at the rate of 8.0% and levies an annual investment alternative tax of 2.5% on annual gaming revenue. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. In July 2002, New Jersey passed the New Jersey Tax Act, which, among other things, suspended the use of the net operating loss carry forwards for two years and introduced a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits. Future changes in New Jersey’s taxation of gaming companies cannot be predicted and any such changes could adversely affect our profitability.

          In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0%, to tax complimentaries and to impose a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. Any tax increase imposed on Atlantic City casinos, including the Trump AC Properties, could reduce our profitability. See “Business; The Atlantic City Market.”

          Our success depends, in part, on the availability of qualified management and personnel and on our ability to retain such employees.

          Certain of our employees are required to be licensed by, or registered with, the New Jersey Casino Control Commission, Indiana Gaming Commission and/or the National Indian Gaming Commission, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees. As a result, it may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies in our jurisdiction and nationwide. A failure to attract or retain qualified management and personnel at all levels or the loss of our key executives could have a material adverse effect on our financial condition and results of operations.

Critical Accounting Policies

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates the Company’s policies and the estimates and assumptions related to such policies. Trump Taj Mahal and Trump Plaza operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures.  The Company believes its most critical accounting policies and significant estimates are described below.

          Revenue Recognition and Allowance for Doubtful Accounts

          The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company does extend credit to certain qualified patrons on a discretionary basis.  Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years.  Trump Taj Mahal and Trump Plaza establishes credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, a verification of the patron’s personal checking account balance, and a verification of the patron’s credit limits and indebtedness at other casinos in the United States, as well as many island casinos.  The Company provides an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds.  This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers.  Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

          Long-lived Assets

          Management has determined that the Company’s policy associated with its long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. The Company has a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for the Company’s assets based on historical experience and the estimates of assets’ commercial lives.  Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of the Company’s assets periodically.

          Self- Insurance Reserves

          Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workman’s compensation, and personal injury claims that have occurred in the normal course of business.  These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date.  The costs of the ultimate disposition of these claims may differ from these reserve estimates.

Recent Accounting Pronouncements

          In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.  The effect of adoption of these pronouncements did not have any impact on the Company.

          In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard  is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the adoption of SFAS No. 143 to have an impact on the Company’s financial results.

          In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The standard is effective for fiscal years beginning after December 31, 2001.  The Company adopted SFAS No.144 on January 1, 2002 and the effect of adoption had no impact to the Company.

          In April, 2002, the FASB issued No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 requires, among other items, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item as previously required under SFAS No. 4 unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions”.  SFAS No.145 was effective for financial statements issued on or after May 15, 2002.  The Company adopted the provisions of SFAS No. 145 during 2002, and the effect of adoption had no impact to the Company.

          In June 2002 the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  This pronouncement, which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)”, addresses the accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002.  The Partnership does not expect the adoption of SFAS No. 146 to have a material impact on the Company’s financial position or results of operations.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”).  The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation.  This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration.  For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002.  The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated financial position, consolidated financial position, consolidated results of operations, or liquidity.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003.  The Company is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

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

          Capital expenditures at the Trump AC Properties for the years ended December 31, 2001 and 2002 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES
CONSOLIDATING CAPITAL EXPENDITURES
(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC

FOR THE YEAR ENDED DECEMBER 31, 2001
Purchase of Property & Equipment	$5,758	$2,006	$7,764
Capital Lease Additions (a)	6,460	6,620	13,080

Total Capital Expenditures	$12,218	$8,626	$20,844

FOR THE YEAR ENDED DECEMBER 31, 2002
Purchase of Property & Equipment	$15,184	$4,741	$19,925
Capital Lease Additions (a)	14,048	10,341	24,389

Total Capital Expenditures	$29,232	$15,082	$44,314

          (a)     Capital lease additions were principally slot machines.

          Pursuant to the indentures governing the TAC Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses.  These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements.  During the quarter ended June 30, 2002, Trump AC declared a non-cash partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements.  Previously these amounts were presented as Advances to Affiliates on the balance sheet.  Additionally, during the six months ended December 31, 2002, Trump AC declared cash  partnership distributions to THCR of $3,509,000 consisting of operating expense reimbursements.

          On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $3,768,000 for the year ended December 31, 2002.

          Summary of the Company’s Public Indebtedness

          TAC Notes. Trump AC’s debt consists primarily of the (i) TAC I Notes, (ii) TAC II Notes and (iii) TAC III Notes (collectively, the “TAC Notes”).

          The TAC Notes bear interest at the rate of 11-1/4% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006. The TAC Notes are redeemable in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period prior to May 1, 2003, the redemption price is 103.75% of the outstanding principal amount, plus accrued interest. For the twelve-month period commencing on May 1, 2003, the redemption price decreases to 101.875% of the outstanding principal amount, plus accrued interest.  If any of the TAC Notes are redeemed on or after May 1, 2004, the redemption price is 100.0% of the outstanding principal amount of the TAC Notes redeemed, plus accrued interest.

          As of December 31, 2002, principal amounts of $1.2 billion, $75.0 million and $25.0 million of the TAC I Notes, TAC II Notes and TAC III Notes, respectively, were outstanding.

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

          The ability of Trump AC and its subsidiaries to pay interest on and principal of approximately $1.3 billion on the TAC Notes depends primarily on the ability of the Trump Plaza and the Taj Mahal to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of the Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Trump Plaza and the Taj Mahal. There can be no assurance that the future operating performance of the Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of the Trump Plaza, the Taj Mahal or Trump AC. The ability of the Trump Plaza, the Taj Mahal and Trump AC to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

          The indentures governing the public indebtedness of Trump AC restrict such entities’ ability to make distributions to THCR Holdings.

          In addition, the ability of Plaza Associates and Taj Associates (through Trump AC) to make payments, dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission (“CCC”).

          “Events of Default.”  Pursuant to each of the indentures governing the public indebtedness of the Company (collectively, the “Indentures”), if an “Event of Default” occurs and is continuing, the trustee or the holders of 25.0% of the aggregate principal amount of the respective debit issue then outstanding, by notice in writing to the respective issuer or issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be immediately due and payable. An “Event of Default” under each of the Indentures includes, but is not limited to, the occurrence of one or more of the following events: (i) a default in an installment payment of any interest (including any defaulted interest) on a respective debt issue when due and payable and which continues for 30 days; (ii) any Indebtedness (as defined) of the respective issuers or any of their Subsidiaries (as defined) for borrowed money having an outstanding principal amount of $20.0 million in the aggregate becoming by declaration or otherwise, due and payable prior to its stated maturity; (iii) one or more judgments, orders or decrees for the payment of money in excess of $10.0 million, either individually or in the aggregate, being rendered against the respective issuers or any of their Subsidiaries (as defined) or any of their respective properties and not discharged, and either an enforcement proceeding shall have been consummated by any creditor upon such judgment, order or decree or there shall be a period of 60 days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; (iv) an entry by a court having competent jurisdiction in the premises of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy law or a decree or order adjudging the respective issuers or any of their Significant Subsidiaries (as defined) bankrupt or insolvent or seeking reorganization, arrangement, adjustment or composition of or in respect of the issuers or any of their Significant Subsidiaries (as defined) under any applicable federal or state law; and (v) the issuers or any of their Significant Subsidiaries (as defined) commencing a voluntary case or proceeding under any applicable bankruptcy law or any other case or proceeding to be adjudicated bankrupt or insolvent or the issuers or any of their Significant Subsidiaries (as defined) filing a petition, answer or consent seeking reorganization or relief under any applicable federal or state law.

          Contractual Obligations and Commercial Commitments.

          The following tables set forth summaries of the Company’s obligations as of December 31, 2002 and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments:

	Payments Due by Period
	(In Thousands)

Contractual Obligations	Total	2003	2004 - 2005	2006 - 2007	Thereafter

Long-Term Debt	$1,301,106	$74	$169	$1,300,200	$663
Capital Lease Obligations	28,630	12,125	15,761	744	—
Operating Leases	92,968	3,552	5,050	2,223	82,143
Other Long-term Obligations (a)	19,422	10,349	5,883	3,190	—

Total Contractual Cash Obligations	$1,442,126	$26,100	$26,863	$1,306,357	$82,806

(a)	As of December 31, 2002, Trump AC had an aggregate minimum contractual obligation of approximately $19,422,000 under various employment agreements with certain employees, of which approximately $3,121,000 will be reimbursed through the Trump Administration’s Casino Services Agreement. These commitments mature at various dates through 2006. See “Business; Certain Agreements, Casino Service Agreements”.

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

          Trump and certain affiliates have engaged in certain related party transactions with respect to Trump AC and its subsidiaries. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation; Certain Related Party Transactions--THCR,” “--Plaza Associates,” “--Taj Associates,” “--Castle Associates” and “--Other Relationships.”

Results of Operations for the Years Ended December 31, 2001 and 2002

          The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates, its results of operations are not discussed below.

          The following tables include selected data of Plaza Associates and Taj Associates for the years ended December 31, 2001 and 2002 (Trump AC also includes Trump Administration, which is not separately disclosed):

	Year Ended December 31,

	2001 Plaza Associates	2002 Plaza Associates	2001 Taj Associates	2002 Taj Associates	2001 Total Trump AC *	2002 Total Trump AC *

	(in millions)
Revenues:
Gaming	$324.3	$336.4	$525.1	$529.3	$849.4	$865.7
Other	72.5	69.9	108.7	110.0	181.2	179.9

Gross revenues	396.8	406.3	633.8	639.3	1,030.6	1,045.6
Less: promotional allowances	95.2	90.1	132.9	123.4	228.1	213.5

Net revenues	301.6	316.2	500.9	515.9	802.5	832.1

Costs and expenses:
Gaming	160.4	155.5	238.6	232.8	399.1	388.3
Other	19.4	21.7	35.6	35.8	54.9	57.5
General and administrative	64.3	68.2	97.0	107.8	161.5	176.2
Depreciation and amortization	15.6	18.0	33.8	38.2	49.4	56.1
Debt renegotiation costs	—	—	—	—	—	1.6

Total costs and expenses	259.7	263.4	405.0	414.6	664.9	679.7

Income from operations	41.9	52.8	95.9	101.3	137.6	152.4

Interest and other income	1.1	0.6	1.4	0.6	2.7	1.2
Interest expense	(48.0)	(52.7)	(93.3)	(96.4)	(154.3)	(153.2)

Total non-operating expense, net	(46.9)	(52.1)	(91.9)	(95.8)	(151.6)	(152.0)

Income/(loss) before income tax provision	(5.0)	0.7	4.0	5.5	(14.0)	0.4
Income tax provision	—	(1.5)	—	(2.3)	—	(3.8)

Net income/(loss)	$(5.0)	$(0.8)	$4.0	$3.2	$(14.0)	$(3.4)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Year Ended December 31,

	2001 Plaza Associates	2002 Plaza Associates		2001 Taj Associates	2002 Taj Associates		2001 Total Trump AC	2002 Total Trump AC

	(in millions)
Table Game Revenues	$95.9	$100.3		$163.8	$151.4		$259.7	$251.7
Incr (Decr) over Prior Period		$4.4			$(12.4)			$(8.0)
Table Game Drop	$582.1	$608.9		$999.5	$935.3		$1,581.6	$1,544.2
Incr (Decr) over Prior Period		$26.8			$(64.2)			$(37.4)
Table Win Percentage	16.5%	16.5%		16.4%	16.2%		16.4%	16.3%
Incr (Decr) over Prior Period		—			(0.2	)pts		(0.1	)pts
Number of Table Games	96	88		141	137		237	225
Incr (Decr) over Prior Period		(8)			(4)			(12)
Slot Revenues	$228.4	$236.1		$338.1	$355.4		$566.5	$591.5
Incr (Decr) over Prior Period		$7.7			$17.3			$25.0
Slot Handle	$2,963.5	$2,941.0		$4,450.8	$4,463.2		$7,414.3	$7,404.2
Incr (Decr) over Prior Period		$(22.5)			$12.4			$(10.1)
Slot Win Percentage	7.7%	8.0%		7.6%	8.0%		7.6%	8.0%
Incr (Decr) over Prior Period		0.3	pts		0.4	pts		0.4	pts
Number of Slot Machines	2,836	2,928		4,725	4,826		7,561	7,754
Incr (Decr) over Prior Period		92			101			193
Poker Revenues	—	—		$21.0	$20.5		$21.0	$20.5
Incr (Decr) over Prior Period		—			$(0.5)			$(0.5)
Number of Poker Tables	—	—		67	66		67	66
Incr (Decr) over Prior Period		—			(1)			(1)
Other Gaming Revenues	—	—		$2.2	$2.0		$2.2	$2.0
Incr (Decr) over Prior Period		—			$(0.2)			$(0.2)
Total Gaming Revenues	$324.3	$336.4		$525.1	$529.3		$849.4	$865.7
Incr (Decr) over Prior Period		$12.1			$4.2			$16.3
Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	91.4%	92.8%		94.4%	94.4%		93.1%	93.7%
Average Daily Rate (Room Revenue)	$81.94	$82.06		$81.09	$80.75		$81.44	$81.30

          Gaming revenues are the primary source of Trump AC’s revenues.   The year over year increase in gaming revenues was primarily due to an increase in slot activity.

          Table game revenues decreased by approximately $8.0 million  or 3.1%, from the comparable period in 2001 due primarily to a decrease in table game drop at the Taj Mahal.  Overall Trump AC’s table win percentage decreased to 16.3% from 16.4% in the comparable period in 2001.  Table game revenues represent the amount retained by Trump AC from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”.  The Atlantic City industry table win percentages were 15.6% and 15.7% for the years ended December 31, 2001 and 2002, respectively.

          Slot revenues increased by approximately $25.0 million or 4.4%, from the comparable period in 2001 primarily as a result of  improved slot product on the casino floor, management’s continued focus on marketing initiatives and customer service as well as favorable weather conditions during 2002.

          Promotional allowances decreased by approximately $14.6 million or 6.4% from the comparable period in 2001 primarily as a result  of decreased cash complimentaries at the Taj Mahal and decreased food and beverage complimentaries at the Trump Plaza.

          Gaming costs and expenses decreased by approximately $10.8 million or 2.7%, from the comparable period in 2001.  Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll expense and more efficient marketing programs.

          General and administrative costs and expenses increased by approximately $14.7 million or 9.1% from the comparable period in 2001 primarily as a result of the write-off of approximately $10.4 million of CRDA deposits, with the carrying value of approximately $7.0 million, donated in exchange for the right to utilize other CRDA deposits for the development of an entertainment retail district project or projects.  Additionally Trump AC incurred increased real estate taxes, insurance, entertainers and employee benefits expenses at both the Taj Mahal and Trump Plaza.

          As previously reported during the first quarter of 2002, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1.3 billion aggregate principal amount as of December 31, 2002.   In connection with such efforts, Trump AC has incurred approximately $1.6 million in debt renegotiation costs during the year ended December 31, 2002.  Trump AC has since terminated such efforts but intends to revisit the capital markets at a later time if and when more favorable market conditions exist.  The debt renegotiation costs incurred during 2002 have been expensed in the consolidated statement of operations.  See “General - The Company Has Substantial Indebtedness.”

          On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $3.8 million for the year  ended December 31, 2002.

Results of Operations for the Years Ended December 31, 2000 and 2001

          The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interest in Plaza Associates and Taj Associates its results of operations are not discussed below.

          The following table includes selected data of Plaza Associates and Taj Associates for the years ended December 31, 2000 and 2001 (Trump AC also includes TCS which are not separately disclosed):

	Year Ended December 31,

	2000 Plaza Associates	2001 Plaza Associates	2000 Taj Associates	2001 Taj Associates	2000 Total Trump AC *	2001 Total Trump AC *

	(in millions)
Revenues:
Gaming	$320.2	$324.3	$538.3	$525.1	$858.5	$849.4
Other	75.3	72.5	113.1	108.7	188.4	181.2

Gross revenues	395.5	396.8	651.4	633.8	1,046.9	1,030.6
Less: promotional allowances	100.5	95.2	134.5	132.9	235.0	228.1

Net revenues	295.0	301.6	516.9	500.9	811.9	802.5

Costs and expenses:
Gaming	162.2	160.4	245.8	238.6	408.0	399.1
Other	20.5	19.4	36.1	35.6	56.7	54.9
General and administrative	72.5	64.3	101.6	97.0	174.1	161.5
Depreciation and amortization	16.3	15.6	35.6	33.8	51.9	49.4
Trump World’s Fair closing	0.8	—	—	—	0.8	—

Total costs and expenses	272.3	259.7	419.1	405.0	691.5	664.9

Income from operations	22.7	41.9	97.8	95.9	120.4	137.6

Interest and other income	1.1	1.1	2.2	1.4	4.1	2.7
Interest expense	(47.8)	(48.0)	(93.4)	(93.3)	(153.7)	(154.3)

Total non-operating expense, net	(46.7)	(46.9)	(91.2)	(91.9)	(149.6)	(151.6)

Net income/(loss)	$(24.0)	$(5.0)	$6.6	$4.0	$(29.2)	$(14.0)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Year Ended December 31,

	2000 Plaza Associates	2001 Plaza Associates		2000 Taj Associates	2001 Taj Associates		2000 Total Trump AC	2001 Total Trump AC

	(in millions)
Table Game Revenues	$93.1	$95.9		$182.2	$163.8		$275.3	$259.7
Incr (Decr) over Prior Period		$2.8			$(18.4)			$(15.6)
Table Game Drop	$648.7	$582.1		$1,071.2	$999.5		$1,719.9	$1,581.6
Incr (Decr) over Prior Period		$(66.6)			$(71.7)			$(138.3)
Table Win Percentage	14.4%	16.5%		17.0%	16.4%		16.0%	16.4%
Incr (Decr) over Prior Period		2.1	pts		(0.6	)pts		0.4	pts
Number of Table Games	96	96		143	141		239	237
Incr (Decr) over Prior Period		—			(2)			(2)
Slot Revenues	$227.0	$228.4		$333.7	$338.1		$560.7	$566.5
Incr (Decr) over Prior Period		$1.4			$4.4			$5.8
Slot Handle	$2,905.9	$2,963.5		$4,313.2	$4,450.8		$7,219.1	$7,414.3
Incr (Decr) over Prior Period		$57.6			$137.6			$195.2
Slot Win Percentage	7.8%	7.7%		7.7%	7.6%		7.8%	7.6%
Incr (Decr) over Prior Period		(0.1	)pts		(0.1	)pts		(0.2	)pts
Number of Slot Machines	2,839	2,836		4,557	4,725		7,396	7,561
Incr (Decr) over Prior Period		(3)			168			165
Poker Revenues	—	—		$19.9	$21.0		$19.9	$21.0
Incr (Decr) over Prior Period		—			$1.1			$1.1
Number of Poker Tables	—	—		67	67		67	67
Incr (Decr) over Prior Period		—			—			—
Other Gaming Revenues	—	—		$2.5	$2.2		$2.5	$2.2
Incr (Decr) over Prior Period		—			$(0.3)			$(0.3)
Total Gaming Revenues	$320.2	$324.3		$538.3	$525.1		$858.5	$849.4
Incr (Decr) over Prior Period		$4.1			$(13.2)			$(9.1)
Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	88.8%	91.4%		93.3%	94.4%		91.4%	93.1%
Average Daily Rate (Room Revenue)	$80.29	$81.94		$84.47	$81.09		$82.38	$81.44

          Gaming revenues are the primary source of Trump AC’s revenues. The year over year decrease in gaming revenues was caused by table games activity. Table game revenues decreased by approximately $15.6 million or 5.7% from the comparable period in 2000 due to a decrease in table drop at both the Taj Mahal and Trump Plaza. Table drop was negatively affected by decreased activity from premium international table game customers, a weak domestic market as well as the negative national economic impacts of the September 11, 2001 terrorist attacks. Overall Trump AC’s table win percentage increased to 16.4% from 16.0% in the comparable period in 2000. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 15.4% and 15.6% for the years ended December 31, 2000 and 2001, respectively.

          Slot revenues increased by approximately $5.8 million or 1.0% from the comparable period in 2000 as a result of innovative marketing initiatives and management’s efforts to improve the slot product on the casino floor which were partially affected by the negative national economic impacts of the September 11, 2001 terrorist attacks.

          Gaming expenses decreased by approximately $8.9 million or 2.2% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily marketing expenses and gaming taxes associated with decreased table game revenues. Expense decreases at the Trump Plaza were primarily due to decreased marketing expenses and incentives.

          General and Administrative expenses decreased by approximately $12.6 million or 7.2% from the comparable period in 2000. Expense decreases at the Taj Mahal were primarily due to decreased insurance, litigation, entertainment, payroll and CRDA expenses. Expense decreases at the Trump Plaza were primarily due to decreased entertainment, insurance, payroll and advertising expenses.

Seasonality

          Cash flows from the Trump Plaza and the Taj Mahal operating activities are seasonal in nature, with spring and summer traditionally being peak seasons and autumn and winter being non-peak seasons. Consequently, the Company’s operating results during the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that the Trump Plaza and the Taj Mahal are unable to generate excess cash flows in one or more peak seasons, they may not be able to subsidize non-peak seasons, if necessary.

Inflation

          There was no significant impact on operations as a result of inflation during 2000, 2001 or 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Management has reviewed the disclosure requirements for Item 7A and, based upon the Registrants’ current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Registrants’ will periodically review its compliance with this disclosure requirement to the extent applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          An index to financial statements and required financial statement schedules is set forth in Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          See our Current Report on Form 8-K, dated June 3, 2002, filed with the Securities and Exchange Commission on June 4, 2002.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Management of Trump AC, Trump AC Funding, Funding II and Funding III

          THCR is the sole general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings. THCR Holdings owns 100.0% of Trump AC, directly and through its ownership of Trump AC Holding. Trump AC Funding, Funding II and Funding III are wholly owned subsidiaries of Trump AC. Trump AC and TACC are the general partners of Plaza Associates and Taj Associates. The Board of Directors of each of Trump AC Funding, Funding II and Funding III consists of Messrs. Trump, Robert M. Pickus, Wallace B. Askins and Don M. Thomas. The TAC I Note Indenture, TAC II Note Indenture and TAC III Note Indenture each requires that two directors of Trump AC Funding, Funding II and Funding III be persons who would qualify as “Independent Directors” as such term is defined by the rules of the American Stock Exchange, Inc. (“Amex”) (the “Independent Directors”). The Amex rules define “Independent Directors” as those who are not officers of the company, are neither related to its officers nor represent concentrated family holdings of its shares and who, in view of the company’s Board of Directors, are free of any relationship that would interfere with the exercise of independent judgment. Messrs. Askins and Thomas are deemed to be Independent Directors.

Set forth below are the names, ages, positions and offices held with the Registrants and a brief account of the business experience during the past five years of each member of the board of directors of Trump AC Funding, Funding II and Funding III and of the executive officers of the Registrants.

Position(s) and Office(s) with:

Name	Trump AC	Trump AC Funding	Funding II	Funding III

Donald J. Trump	President and Chief Executive Officer	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer
Mark A. Brown	Chief Operating Officer	—	—	—
Robert M. Pickus	Executive Vice President and Secretary	Secretary and Director	Secretary and Director	Secretary and Director
Francis X. McCarthy, Jr.	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer
John P. Burke	Executive Vice President and Corporate Treasurer	Treasurer	Treasurer	Treasurer
Joseph A. Fusco	Executive Vice President of Government Relations/Regulatory Affairs	—	—	—
Wallace B. Askins	—	Director	Director	Director
Don M. Thomas	—	Director	Director	Director

          Donald J. Trump (56 years old) has been serving as the President and Chief Executive Officer of each of THCR, THCR Funding and THCR Holdings since June 2000. Also since June 2000, Trump has been serving as the (i) President of each of Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, TACC and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Trump Indiana, Castle Funding and TCHI; (iii) President and Treasurer of THCR/LP; and (iv) Chief Executive Officer of Taj Associates. Since June 1998, Trump has been serving as the President, Treasurer and sole director of TCI. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Funding II and Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana. Since May 1992, Trump has been the Chairman of the Board of Partner Representatives of Castle Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp.

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

          Mark A. Brown (42 years old) has been serving as the Chief Operating Officer of each of THCR and Trump AC since June 2000. Also since June 2000, Mr. Brown has been serving as the Chief Executive Officer of each of Taj Associates, Plaza Associates, Castle Associates and Trump Indiana. From January 2000, Mr. Brown has been the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of TCHI. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Castle Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Castle Associates.

          Robert M. Pickus (48 years old) has been the Executive Vice President, General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of TCHI. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Funding II and Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Castle Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. Since October 1995, Mr. Pickus has been serving as a member of the Board of Partner Representatives of Castle Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Castle Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump AC Holding. Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

          Francis X. McCarthy, Jr. (50 years old) has been serving as the Executive Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Castle Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Funding II and Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS.

          John P. Burke (55 years old) has been serving as the Executive Vice President of each of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Since April 1998, he has been serving as the Assistant Treasurer of TCHI. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. Since November 1997, he has been serving as the Treasurer of each of Funding II and Funding III. Since March 1997, Mr. Burke has been serving as a member of the Board of Partner Representatives of Castle Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Castle Associates, Castle Funding, TCI-II and TCHI. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Castle Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

          Joseph A. Fusco (58 years old) has been serving as the Executive Vice President of Government Relations & Regulatory Affairs of each of THCR, THCR Holdings and Trump AC since June 1996 and of TCS from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the state of New Jersey since 1969.

          Wallace B. Askins (72 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Askins as been a director of Funding II and Funding III. Since April 1996, he has been serving as a director of Trump AC Funding. Since April 1994, Mr. Askins has been serving as a director of Trump AC Holding.

          Don M. Thomas (72 years old) has been serving as a director of each of THCR and THCR Funding since June 1995. Since December 1997, Mr. Thomas has been serving as a director of each of Funding II and Funding III. Since April 1996, he has been a director of Trump AC Funding. Since 1983, Mr. Thomas has been a director of Trump AC Holding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in the state of New York.

          The officers of the Registrants serve at the pleasure of the Board of Directors of THCR, subject to any contractual rights contained in any employment agreement. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

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

          Matthew A. Harkness (46 years old) has been the Chief Operating Officer of Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina. Mr. Harkness has served in various Atlantic City casinos in operational and marketing capacities since 1979.

          Theresa A. Glebocki (41 years old) has been the Senior Vice President of Finance of Plaza Associates since October 2002. Ms. Glebocki served as the Vice President of Finance of Plaza Associates from September 2000 until October 2002, as Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000 and Financial Controller of Plaza Associates from 1991 until 1996. Prior to that, Ms. Glebocki held various financial positions at Bally’s Grand (now the Atlantic City Hilton).

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

          Mark A. Brown. See Mr. Brown’s biography above.  Ms. Catherine Walker, currently the General Manager of Trump Indiana, has agreed to serve as the Chief Operating Officer of the Trump Taj Mahal.

          Catherine A. Walker (48 years old) has been the General Manager of Trump Indiana, Inc., an affiliate of Trump AC, since August 2000. Ms. Walker has agreed to serve as the Chief Operating Officer of the Trump Taj Mahal.  However, she will remain active in the management of Trump Indiana, Inc. during the transition to new management. Ms. Walker will participate in the search for the new General Manager and will assist in acclimating the General Manager with the operations of Trump Indiana, Inc.  From March to August 2000, Ms. Walker was the Vice President of Operations and Assistant General Manager of Harrah’s East Chicago.  From July 1996 to March 2000, Ms. Walker served as the Vice President and General Manager of Players Lake Charles LLC and Showboat Star Partnership.  Prior to 1996, Ms. Walker was on the legal staff of the New Jersey Casino Control Commission for approximately 13 years. During her tenure with the Commission, Ms. Walker provided legal advices on various matters, such as corporate restructuring in financing transactions, internal controls, rules of the games  and casino license issues.

          Stephen S. Oskiera (44 years old) has been serving as the Senior Vice President of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 to January 2000 and as Vice President of Finance of Marina Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Marina Associates and TCS from October 1995 to October 1998.

          All of the persons listed above are citizens of the United States and are licensed by the CCC.

Section 16(a) Beneficial Ownership Reporting Compliance

          Not applicable

Code of Ethics

          In January 2003, THCR’s Board of Directors adopted a Code of Ethics that applies to its and our executive officers, including, among others, our chief executive officers and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting to an appropriate person and persons identified in the Code of violations of the Code; and
•	accountability for adherence to the Code.

          We have filed the Code as an exhibit to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

          Plaza Associates and Taj Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

          The following table sets forth compensation paid or accrued during the years ended December 31, 2002, 2001 and 2000 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Plaza Associates and Taj Associates, and any person who served in such capacities during the fiscal year ended December 31, 2002, and each of the four most highly compensated executive officers of Plaza Associates and Taj Associates whose salary and bonus exceeded $100,000 for the year ended December 31, 2002 (collectively, the “Named Executive Officers”).  Messrs. Pickus, McCarthy, Burke and Fusco are compensated for their services to Trump AC through the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.”

Summary Compensation Table

	Annual Compensation

Name and Principal Position	Year	Salary	Bonus	All Other Compensation

Donald J. Trump	2002	$—	$—	$—
-Chairman of the Board of Directors and	2001	$—	$—	$—
President of Trump AC Holding (I)	2000	$—	$—	$—
Mark A. Brown	2002	$1,128,608	$350,000	$5,066	(2)
-President and Chief Executive Officer of Plaza	2001	$1,146,462	$—	$4,500	(2)
Associates and Taj Associates	2000	$788,710	$175,036	$3,932	(2)
Matthew A. Harkness	2002	$302,322	$125,000	$4,714	(2)
-Chief Operating Officer of Trump Plaza	2001	$247,414	$—	$4,296	(2)
	2000	$157,415	$—	$4,372	(2)
Stephen S. Oskiera	2002	$167,423	$50,000	$5,023	(2)
-Senior Vice President of Finance of Taj Associates	2001	$164,754	$—	$5,100	(2)
	2000	$150,308	$—	$4,510	(2)
Theresa A. Glebocki	2002	$156,753	$50,000	$4,278	(2)
-Senior Vice President of Finance of Plaza Associates	2001	$143,849	$—	$4,315	(2)
	2000	$131,335	$—	$3,845	(2)

(1)	Mr. Trump is compensated for his services rendered to Plaza Associates and Taj Associates pursuant to an Executive Agreement, dated June 12, 1995, among Mr. Trump, THCR and THCR Holdings.

(2)

Represents vested and unvested contributions made by Plaza Associates, Taj Associates, Trump Administration and/or TCS to the Trump Savings Plan and the Trump Capital Accumulation Plan, respectively. Funds accumulated for an employee under these plans consisting of a certain percentage of the employee’s compensation plus the employer matching contributions equaling 50.0% of the participant’s contributions, are retained until termination of employment, attainment of age 59 ½ or financial hardship, at which time the employee may withdraw his or her vested funds.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

          Mark A. Brown. Mr. Brown serves as the President and Chief Executive Officer of Plaza Associates and Taj Associates, as well two of their affiliates, Trump Marina Associates and Trump Indiana, Inc. (collectively referred to as the Trump Entities)  pursuant to an employment agreement, dated August 2, 2000, or the Brown Employment Agreement, by and among Mr. Brown and the Trump Entities. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended on December 11, 2002 to expire on December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006.   The Brown Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35%) of our common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

          Matthew A. Harkness.  Mr. Harkness serves as the Chief Operating Officer of Trump Plaza pursuant to an employment agreement, expiring on December 31, 2006, or the Harkness Employment Agreement. Pursuant to the Harkness Employment Agreement, Mr. Harkness is paid an annual base salary of $350,000 per year.  In the event the Harkness Employment Agreement is terminated at any time by Mr. Harkness or Plaza Associates for any reason, Mr. Harkness has agreed that for a period of six months after such termination, he will not accept employment, either as an employee, consultant or independent contractor, with or on behalf of any Atlantic City casino licensee or casino license applicant; provided, however, Mr. Harkness may work at another casino property in Atlantic City owned by THCR. Mr. Harkness has also agreed that for a period of six months following the expiration or termination, as the case may be, of the Harkness Employment Agreement, Mr. Harkness will not solicit or contact, directly or indirectly, any customers met, serviced, developed or continued to develop during his tenure with Plaza Associates nor will he solicit or otherwise discuss employment, directly or indirectly, with any employees of Plaza Associates or any of its related or affiliated companies. The Harkness Employment Agreement may be terminated by Plaza Associates for “Cause,” defined in the Harkness Employment Agreement as (i) Mr. Harkness’ breach of the Harkness Employment Agreement or of any employee conduct rules; (ii) Mr. Harkness’ refusal to perform his duties under the Harkness Employment Agreement; (iii) the failure to reach performance goals established by Plaza Associates; (iv) any act which in Plaza Associates’ sole opinion would adversely reflect upon Plaza Associates or would impair Mr. Harkness’ ability to effectively perform his duties under the Harkness Employment Agreement; (v) alcohol or drug addiction; or (vi) Mr. Harkness’ disability or death. In the event of such earlier termination, Plaza Associates shall pay Mr. Harkness his salary earned to the date of termination and shall have no further liability or obligation to Mr. Harkness under the Harkness Employment Agreement. Also, Plaza Associates may terminate the Harkness Employment Agreement for no cause in its sole discretion immediately upon notice to Mr. Harkness. In such event, Mr. Harkness shall be paid his then current salary for the lesser of six months or the number of months then remaining under the Harkness Employment Agreement. Unless extended past the expiration date of the Harkness Employment Agreement, Mr. Harkness’s employment shall continue on an “at-will” basis.

          Stephen S. Oskiera. On March 1, 2001, Taj Associates entered into an employment agreement with Mr. Oskiera (the “Oskiera Employment Agreement”) pursuant to which Mr. Oskiera serves as its Senior Vice President of Finance of Taj Associates.  The Oskiera Employment Agreement, the term of which was extended on January 13, 2003 to expire on December 31, 2006, if not extended, provides for an annual base salary of $170,000.  Mr. Oskiera’s employment may be terminated by Taj Associates for “Cause” defined as (i) the revocation of Mr. Oskiera’s casino key employee license, (ii) Mr. Oskiera’s conviction for certain crimes, (iii) Mr. Oskiera’s disability or death or (iv) Mr. Oskiera’s breach of duty to Taj Associates. Upon termination for cause Mr. Oskiera will earn compensation earned as of the date of termination. Taj Associates may terminate the Oskiera Employment Agreement at any time for “without Cause” and Mr. Oskiera will be entitled to compensation in an amount equal to the lesser of six months or the number of months then remaining under the Oskiera Employment Agreement.

          Theresa A. Glebocki.  On October 7, 2002, Plaza Associates entered into an employment agreement with Ms. Glebocki (the “Glebocki Employment Agreement”) pursuant to which Ms. Glebocki serves as Senior Vice President of Finance of Plaza Associates.  The Glebocki Employment Agreement, the term of which expires on June 30, 2005, if not extended, provides for an annual base salary of $170,000.  Ms. Glebocki’s employment may be terminated by Plaza Associates for “Cause” defined as (i) the revocation of Ms. Glebocki’s casino key employee license, (ii) Ms. Glebocki’s conviction for certain crimes, (iii) Ms. Glebocki’s disability or death or (iv) Ms. Glebocki’s breach of duty to Plaza Associates.  Upon termination for Cause, Ms. Glebocki will earn compensation earned as of the date of termination.  Plaza Associates may terminate the Glebocki Employment Agreement at any time for “without Cause” and Ms. Glebocki will be entitled to compensation in an amount equal to the lesser of six (6) months or the number of months then remaining under the Glebocki Employment Agreement.

Compensation of Directors

          Each of the directors of Trump AC Funding, Funding II and Funding III currently serves as an officer or a member of the Board of Directors of THCR, and receives no additional compensation for services rendered to Trump AC Funding, Funding II or Funding III. Directors of THCR who are also employees or consultants of THCR or its affiliates receive no directors’ fees. Non-employee directors are paid a stipend of $50,000 per year, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending such meetings.

Financial Expert

          THCR’s Board of Directors has determined that Mr. Askins, an independent director, is a “financial expert” (as defined by Section 407 of the Sarbanes-Oxley Act of 2002). Mr. Askins serves on THCR’s Board’s Audit Committee, Stock Incentive Plan Committee, Special Committee and Compensation Committee and on the Board of Directors of each of Trump AC Funding, Funding II and Funding III.  See “Business; Directors and Executive Officers of the Registrants; Wallace B. Askins.”

Compensation Committee Interlocks and Insider Participation

          In general, the compensation of executive officers of Plaza Associates and Taj Associates is determined by Trump AC Holding, Trump AC’s managing general partner. During the fiscal year ended December 31, 2002, no officer or employee of Trump AC Holding, other than Mr. Trump who served on the Board of Directors of Trump AC Holding, participated in the deliberations concerning executive compensation.

          During 2002, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions. See “Certain Relationships and Related Transactions.”

•

Use of Trump’s Facilities. Beginning in late 1997, the Trump AC Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances Trump AC’s revenues. In 2002, we paid an aggregate amount of $272,000 in consideration for the use of these facilities.

•

Trademark License Agreement. Subject to certain restrictions, THCR has the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee. THCR, in turn, allows its subsidiaries, including Trump AC and its subsidiaries, to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The license agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products. In 2002, no money was paid to Mr. Trump under the trademark license agreement. Under the trademark license agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the trademark license agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party.  See “Business, Certain Agreements, Trademark License Agreement.”

          Other Relationships. The SEC requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Pickus and Burke, executive officers of the Registrants, have served on the boards of directors of other entities in which members of the Board of Directors of THCR (namely, Mr. Trump) served and continue to serve as executive officers. Management believes that such relationships have not affected the decisions made by the Board of Directors of Trump AC Funding, Funding II and Funding III in the last fiscal year.

          Mr. Trump serves as the Chairman of the Board of Directors of THCR. Messrs. Brown, Pickus and Burke are executive officers of THCR and are compensated for their services under the Casino Service Agreement.  “Business; Certain Agreements; Casino Services Agreement.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Trump AC.  Through its ownership of 100.0% of Trump AC Holding, THCR Holdings currently beneficially owns 100.0% of Trump AC.

          Trump AC Funding.  Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Trump AC Funding’s common stock since Trump AC Funding’s formation in January 1996.

          Funding II. Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Funding II’s common stock since Funding II’s formation in November 1997.

          Funding III. Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Funding II’s common stock since Funding III’s formation in November 1997.

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

          Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See “Executive Compensation-Compensation Committee Interlocks and Insider Participation.”

          Indemnification Agreements. In connection with THCR’S acquisition of the Trump Taj Mahal in 1996, Trump AC agreed to indemnify Messrs. Pickus and Burke, the former officers and directors of THCR’s subsidiaries, THCR Holding Corp. and THCR/LP (the “Taj Indemnified Parties”).  In addition, THCR agreed, and agreed to cause THCR Holding Corp. and THCR/LP to agree, that through April 17, 2002, unless otherwise required by law, the certificates of incorporation and bylaws of THCR Holding Corp. and THCR/LP would not be amended, repealed or modified to reduce or limit the rights of indemnity afforded to the former directors, officers and employees of THCR Holding Corp. and THCR/LP or the ability of THCR Holding Corp. or THCR/LP to indemnify such persons, nor to hinder, delay or make more difficult the exercise of such rights of indemnity or the ability to indemnify. In addition, Trump AC also agreed to purchase and maintain in effect, through April 17, 2002, directors’ and officers’ liability insurance policies covering the Taj Indemnified Parties.

ITEM 14. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of each of the Registrants have concluded that its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)

Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Financial Statements. See the Index immediately following the signature page.

(b)	Reports on Form 8-K.

THCR filed a Current Report on Form 8-K with the SEC on October 25, 2002 regarding its earnings press release for the quarter ended September 30, 2002 issued on October 24, 2002.

(c)	Exhibits.

Exhibit No.	Description of Exhibit	Incorporated by Reference to

3.1	Amended and Restated Partnership Agreement of Trump Atlantic City Associates	Filed as Exhibit 3.8.4 to Trump Atlantic City Associates’ Form 10-Q for the quarter ended March 31, 1996

3.2	Certificate of Incorporation of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.1 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.3	Certificate of Amendment of Certificate of Incorporation of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.1.1 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.4	Bylaws of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.2 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.5	Certificate of Incorporation of Trump Atlantic City Funding II, Inc.	Filed as Exhibit 3.10 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.5	Bylaws of Trump Atlantic City Funding II, Inc.	Filed as Exhibit 3.11 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.6	Certificate of Incorporation of Trump Atlantic City Funding III, Inc.	Filed as Exhibit 3.12 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

3.7	Bylaws of Trump Atlantic City Funding III, Inc.	Filed as Exhibit 3.13 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

3.8	Certificate of Incorporation of Trump Atlantic City Corporation, as amended	Filed as Exhibit 3.14 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.9	Bylaws of Trump Atlantic City Corporation	Filed as Exhibit 3.15 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.9	Third Amended and Restated Agreement of Limited Partnership of Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.51.2 to Trump Hotels & Casino Resorts, Inc.’s Quarter Report on Form 10-Q for the quarter ended September 30, 1996

3.10	Third Amended and Restated Partnership Agreement of Trump Plaza Associates	Filed as Exhibit 3.20 Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

Exhibit No.	Description of Exhibit	Incorporated by Reference to

3.11	Second Amended and Restated Partnership Agreement of Trump Taj Associates	Filed as Exhibit 3.21 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.1	Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Associates, as pledgor, to First Bank National Association, as Senior Note Trustee	Filed as Exhibit 4.19.6 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.2

Indenture, dated April 17, 1996, among Trump Atlantic City Associates and Trump Atlantic City Funding, Inc., as issuers, Trump Plaza Associates, Trump Taj Mahal Associates and the Trump Taj Mahal Corporation, as guarantors, Trump Taj Mahal Funding, Inc., and U.S. Bank, NA, as trustee

Filed as Exhibit 4.26.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.3	First Mortgage Note Certificate	Included in Exhibit 4.26.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.4	Indenture of Mortgage and Security Agreement among Trump Taj Mahal Associates, as mortgagor, and U.S. Bank NA, as collateral agent and mortgagee	Filed as Exhibit 4.28.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.5	Indenture of Mortgage and Security Agreement among Trump Plaza Associates, as mortgagor, and U.S. Bank NA, as collateral agent and mortgagee	Filed as Exhibit 4.28.2 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.6	Assignment of Leases and Rents among Trump Taj Mahal Associates, as assignor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.29.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.7	Assignment of Leases and Rents among Trump Plaza Associates, as assignor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.29.2 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.8

Collateral Agency Agreement among U.S. Bank, NA, as collateral agent, and U.S. Bank, NA, as trustee, Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., the other secured parties signatory thereto; and the guarantors under the First Mortgage Note Indenture

Filed as Exhibit 4.30.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.9

Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee

Filed as Exhibit 4.31 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.10

Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associate and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation , Trump Casino Services, LLC, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee

Filed as Exhibit 4.32 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.11	Indenture of Mortgage and Security Agreement by Trump Plaza Associates, as mortgagor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.35 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

Exhibit No.	Description of Exhibit	Incorporated by Reference to

4.12	Indenture of Mortgage and Security Agreement by Trump Taj Mahal Associates, as mortgagor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.36 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.13	Assignment of Leases and Rents by Trump Plaza Associates, as assignor, and U.S. Bank, NA, as assignee	Filed as Exhibit 4.37 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.14	Assignment of Leases and Rents by Trump Taj Mahal Associates, as assignor, and U.S. Bank, NA, as assignee	Filed as Exhibit 4.38 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.15

Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuer, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee

Filed as Exhibit 4.33 to Trump Atlantic City Associates’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997

4.16

Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications LL, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchase

Filed as Exhibit 4.34 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

10.1	Amended and Restated Service Agreement, dated as of October 23, 1996, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump’s Castle Associates, L.P. and Trump Casino Services, LLC	Filed as Exhibit 10.65.1 to Trump Atlantic City Associates’ Form 10-Q for the quarter ended September 31, 1996

10.2 *	Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46 to Trump Hotels & Casino Resorts, Inc.’s Form 10-Q for the quarter ended June 30, 1995

10.3 *	Amendment, dated May 16, 1996, to the Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46.1 to Trump Hotels & Casino Resorts, Inc.’s Form 10-Q for the quarter ended June 30, 1996

10.4 *

Second Amendment, dated July 1, 2000, to the Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.

Filed as Exhibit 10.46.3 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.5 *	Second Amendment, dated August 4, 2000, of the Employment Agreement, dated January 3, 2000, of Mark A Brown	Filed as Exhibit 10.72 to Trump Hotels & Casino Resorts, Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000

10.6 *	Third Amendment, dated December 11, 2002, of the Employment Agreement, dated January 3, 2000, of Mark Brown.	–

10.7 *	Employment Agreement, dated January 13, 2003, of Stephen S. Oskiera	–

Exhibit No.		Description of Exhibit	Incorporated by Reference to

10.8	*	Employment Agreement, dated January 1, 2003, of Matthew A. Harkness	–

10.9	*	Employment Agreement, dated October 7, 2002, of Theresa A. Glebocki	–

10.10	*	Employment Agreement, dated April 17, 2000, by and among Robert M. Pickus, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.73 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.11	*	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Robert M. Pickus, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	–

10.12	*	Employment Agreement, dated April 17, 2000, by and among Francis X. McCarthy, Jr., Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.74 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.13	*	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Francis X. McCarthy, Jr., Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	–

10.14	*	Employment Agreement, dated April 17, 2000, by and among Joseph A. Fusco, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.75 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.15	*	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Joseph A. Fusco, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	–

21		List of Subsidiaries	Filed as Exhibit 21 to Trump Atlantic City Associates’ Form 10-K for the fiscal year ended December 31, 1997

99.1		Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–

99.2		Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–

99.3		Code of Ethics	–

* Management contract or compensatory plan or arrangement.

(d)	Financial Statement Schedules.

          See “Financial Statements and Supplementary Data-Index to Financial Statements and Financial Statement Schedule” for a list of the financial statement schedule included in this Annual Report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES
(Registrant)

By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its managing general partner

/s/ DONALD J. TRUMP

Donald J. Trump President March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY ASSOCIATES

By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its managing general partner

Signature	Title	Date

/s/ DONALD J. TRUMP	Chairman of the Board of	March 31, 2003
Directors and President (Principal Executive Officer)
Donald J. Trump

/s/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer	March 31, 2003
(Principal Financial and Accounting Officer)
Francis X. McCarthy, Jr

/s/ WALLACE B. ASKINS	Director	March 31, 2003

Wallace B. Askins

/s/ DON M. THOMAS	Director	March 31, 2003

Don M. Thomas

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Associates;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Holding, Inc., the managing general partner of Trump Atlantic City Associates

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Associates;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR

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

TRUMP ATLANTIC CITY FUNDING, INC.
(Registrant)

/s/ DONALD J. TRUMP

Donald J. Trump President and Chief Executive Officer March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING, INC.

Signature	Title	Date

/s/ DONALD J. TRUMP	Chairman of the Board of	March 31, 2003
Directors, President and Chief
Donald J. Trump	Executive Officer
(Principal Executive Officer)

/s/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer	March 31, 2003
(Principal Financial and
Francis X. McCarthy, Jr.	Accounting Officer)

/s/ WALLACE B. ASKINS	Director	March 31, 2003

Wallace B. Askins

/s/ DON M. THOMAS	Director	March 31, 2003

Don M. Thomas

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Funding, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Funding, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Funding, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Atlantic City Funding, Inc.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY FUNDING II, INC.
(Registrant)

/s/ DONALDJ. TRUMP

Donald J. Trump President and Chief Executive Officer March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING II, INC.

Signature	Title	Date

/s/ DONALD J. TRUMP	Chairman of the Board of Directors,	March 31, 2003
President and Chief Executive Officer
Donald J. Trump	(Principal Executive Officer)

/s/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer	March 31, 2003
(Principal Financial and Accounting
Francis X. McCarthy, Jr.	Officer)

/s/ WALLACE B. ASKINS	Director	March 31, 2003

Wallace B. Askins

/s/ DON M. THOMAS	Director	March 31, 2003

Don M. Thomas

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Funding II, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Funding II, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Funding II, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Atlantic City Funding II, Inc.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY FUNDING III, INC.
(Registrant)

/s/ DONALD J. TRUMP

Donald J. Trump President and Chief Executive Officer March 31, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING III, INC.

Signature	Title	Date

/s/ DONALD J. TRUMP	Chairman of the Board of Directors,	March 31, 2003
President and Chief Executive Officer
Donald J. Trump	(Principal Executive Officer)

/s/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer	March 31, 2003
(Principal Financial and Accounting
Francis X. McCarthy, Jr.	Officer)

/s/ WALLACE B. ASKINS	Director	March 31, 2003

Wallace B. Askins

/s/ DON M. THOMAS	Director	March 31, 2003

Don M. Thomas

          Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

          The Registrants have not sent (and do not intend to send) an annual report to security holders covering the Registrants’ last fiscal year and have not sent (and do not intend to send) a proxy statement, form of proxy or other proxy soliciting materials to security holders.

CERTIFICATION

I, DONALD J. TRUMP, certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Funding III, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DONALD J. TRUMP

Donald J. Trump Chief Executive Officer and President of Trump Atlantic City Funding III, Inc.

CERTIFICATION

I, FRANCIS X. MCCARTHY, JR., certify that:

1.	I have reviewed this annual report on Form 10-K of Trump Atlantic City Funding III, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ FRANCIS X. MCCARTHY, JR

Francis X. McCarthy, Jr. Executive Vice President of Finance and Chief Financial Officer of Trump Atlantic City Funding III, Inc.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page

Trump Atlantic City Associates and Subsidiaries

Reports of Independent Auditors	F-2

Consolidated Balance Sheets as of December 31, 2001 and 2002	F-4

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002	F-5

Consolidated Statements of Capital for the years ended December 31, 2000, 2001 and 2002	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule Report of Independent Public Accountants	S-1

Schedule II—Valuation and Qualifying Accounts for the years Ended December 31, 2000, 2001 and 2002	S-2

Other schedules are omitted for the reason that they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To Trump Atlantic City Associates and Subsidiaries:

               We have audited the accompanying consolidated balance sheet of Trump Atlantic City Associates and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, capital and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the index at Item 15 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Trump Atlantic City Associates and Subsidiaries as of December 31, 2001 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated March 13, 2002.

               We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Atlantic City Associates and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
January 14, 2003

               The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been reissued by Arthur Andersen LLP.  The report of Ernst & Young LLP relates to the year ended December 31, 2002.  Consequently, for the purposes of this Form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates only to the years ended December 31, 2001 and 2000.

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

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2002
(In Thousands)

	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,909	$79,007
Trade receivables, net of allowances for doubtful accounts of $15,610 and $15,421, respectively	29,538	21,283
Accounts receivable, other	2,350	3,349
Inventories	8,620	8,740
Prepaid expenses and other current assets	5,645	7,512
Due from affiliates, net	88,842	—

Total current assets	205,904	119,891

PROPERTY AND EQUIPMENT
Land and land improvements	172,524	172,684
Buildings and building improvements	1,292,410	1,303,972
Furniture, fixtures and equipment	244,871	276,522
Leasehold improvements	13,362	13,310
Construction in progress	7,691	8,590

	1,730,858	1,775,078
Less-Accumulated depreciation and amortization	(453,854)	(506,953)

Net property and equipment	1,277,004	1,268,125

OTHER ASSETS:
Deferred bond issuance costs, net of accumulated amortization of $34,011 and$38,175, respectively	14,839	10,675
Other assets	42,374	39,436

Total other assets	57,213	50,111

Total assets	$1,540,121	$1,438,127

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,266	$12,199
Accounts payable	39,313	23,098
Accrued payroll	18,022	22,790
Self-insurance reserves	8,644	7,512
Accrued interest payable	24,375	24,375
Due to affiliates, net	—	9,104
Other current liabilities	39,134	37,001

Total current liabilities	136,754	136,079

NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,307,643	1,316,284
Other long-term liabilities	15,518	13,829

Total non-current liabilities	1,323,161	1,330,113

Total liabilities	1,459,915	1,466,192

COMMITMENTS AND CONTINGENCIES:
CAPITAL/(DEFICIT):
Partners’ capital	329,691	224,841
Accumulated deficit	(249,485)	(252,906)

Total capital/(deficit)	80,206	(28,065)

Total liabilities and capital/(deficit)	$1,540,121	$1,438,127

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(In Thousands)

	2000	2001	2002

REVENUES:
Gaming	$858,473	$849,426	$865,656
Rooms	59,583	59,639	59,917
Food and beverage	99,521	95,785	92,404
Other	29,308	25,758	27,640

Gross revenues	1,046,885	1,030,608	1,045,617
Less-Promotional allowances	234,998	228,139	213,543

Net revenues	811,887	802,469	832,074

COSTS AND EXPENSES:
Gaming	408,070	399,033	388,321
Rooms	25,532	24,944	25,739
Food and beverage	31,081	29,969	31,786
General and administrative	174,125	161,457	176,215
Depreciation and amortization	51,924	49,448	56,104
Debt renegotiation costs	—	—	1,570
Trump World’s Fair closing	814	—	—

	691,546	664,851	679,735

Income from operations	120,341	137,618	152,339

NON-OPERATING INCOME (EXPENSE):
Interest and other non-operating income	4,145	2,633	1,152
Interest expense	(153,664)	(154,283)	(153,144)

Non-operating expense, net	(149,519)	(151,650)	(151,992)

Income (loss) before income tax provision	(29,178)	(14,032)	347
Income tax provision	—	—	(3,768)

Net loss	$(29,178)	$(14,032)	$(3,421)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(In Thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)

Balance, December 31, 1999	$329,691	$(206,275)	$123,416
Net loss	—	(29,178)	(29,178)

Balance, December 31, 2000	329,691	(235,453)	94,238
Net loss	—	(14,032)	(14,032)

Balance, December 31, 2001	329,691	(249,485)	80,206
Partnership distribution	(104,850)	—	(104,850)
Net loss	—	(3,421)	(3,421)

Balance, December 31, 2002	$224,841	$(252,906)	$(28,065)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
(In Thousands)

	2000	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,178)	$(14,032)	$(3,421)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Non-cash charges:
Depreciation and amortization	51,924	49,448	56,104
Accretion of discount on indebtedness	607	540	481
Amortization of deferred loan offering costs	5,241	4,670	4,162
Provision for losses on receivables	5,437	6,060	6,671
Valuation allowance of CRDA investments	6,895	4,137	11,044
(Gain) loss on disposition of property	1,509	(320)	(87)
(Increase) decrease in receivables	(5,873)	(3,310)	585
Decrease (increase) in inventories	530	307	(120)
(Increase) decrease in prepaid expenses and other current assets	(1,554)	1,024	(2,133)
Decrease (increase) in other assets	3,119	(2,327)	(1,416)
(Increase) decrease in amounts due from affiliates	(17,065)	(8,830)	1,751
Decrease in other liabilities	—	—	(1,530)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	253	(8,959)	(13,190)

Net cash provided by operating activities	21,845	28,408	58,901

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15,125)	(7,764)	(19,925)
Purchases of CRDA investments	(10,861)	(10,657)	(10,927)

Net cash used in investing activities	(25,986)	(18,421)	(30,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowings	2,978	—	—
Payments of long-term debt	(6,693)	(6,283)	(11,296)
Distributions to parent company	—	—	(8,655)

Net cash used in financing activities	(3,715)	(6,283)	(19,951)

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(7,856)	3,704	8,098
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	75,061	67,205	70,909

CASH AND CASH EQUIVALENTS AT END OF YEAR	$67,205	$70,909	$79,007

Supplemental Disclosures of Cash Flow Information:
• Cash paid during the year for interest	$148,125	$149,073	$148,501

• Partnership Distribution	$—	$—	$96,195

• Equipment purchased under capital leases	$4,159	$13,080	$24,389

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     Organization and Operations

               The accompanying consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”or the “Company”), and its subsidiaries: (i) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”) which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza”), (ii) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Taj Mahal”), (iii) Trump Atlantic City Funding, Inc.  (“Trump AC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”).  Trump AC’s sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates.  Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner.  Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates.  There are no restrictions on the ability of Plaza Associates and Taj Associates, the primary guarantors (the “Subsidiary Guarantors”) of the 11¼% First Mortgage Notes due 2006 issued by (i) Trump AC and Trump AC Funding, (ii) Trump AC and Trump AC Funding II and (iii) Trump AC and Trump AC Funding III (collectively, the “Trump AC Mortgage Notes”) to distribute funds to Trump AC in respect of the guaranteed debt.

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

               Trump AC has no operations, except for its ownership of Plaza Associates and Taj Associates.  A substantial portion of Trump AC’s revenues are derived from its gaming operations. Competition in the Atlantic City casino market is intense and management believes that this competition will continue as more casinos are opened and new entrants into the gaming industry become operational.

               As discussed in Note 3, repayment of the Trump AC Mortgage Notes is due in 2006.  As shown in the accompanying Consolidated Statements of Cash Flows, the Partnership has consistently generated sufficient cash for debt service and operating requirements.  Management believes that, based upon its cash flow projections for 2003, Trump AC will have sufficient cash flows to meet their debt service and operating expense requirements throughout 2003.

(2)     Summary of Significant Accounting Policies

Use of Estimates

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

Revenue Recognition

               Gaming revenues represent the net win from gaming activities which is the difference between amounts of gaming wins and losses.  Revenues from hotel and other services are recognized at the time the related services are performed.

               Trump AC provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions.  Actual results could differ from those estimates and assumptions.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promotional Allowances

               The retail value of accommodations, food, beverage and other services provided to customers without charge is included in gross revenue and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

	Year Ended December 31,

	2000	2001	2002

Rooms	$17,578,000	$17,945,000	$17,069,000
Food and Beverage	58,403,000	56,652,000	52,202,000
Other	9,178,000	6,501,000	5,598,000

	$85,159,000	$81,098,000	$74,869,000

Promotional allowances also include volume based cash rebates and coin given to patrons.

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

               Depreciation expense includes amortization of assets under capital lease obligations.

Long-Lived Assets

               The provisions of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” requires, among other things, that an entity review its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Trump AC does not believe that any such changes have occurred.

Income Taxes

               The accompanying consolidated financial statements do not include a provision for federal income taxes since Trump AC is a partnership for federal income tax purposes and therefore income and losses are allocated and reported for federal income tax purposes by the partners.

               Under the New Jersey Casino Control Act (the “Casino Control Act”) and the regulations promulgated thereunder, both Plaza Associates and Taj Associates are required to file New Jersey corporation business tax returns.

               At December 31, 2002, Plaza Associates and Taj Associates have state net operating loss carryforwards of approximately $195,000,000 and $131,000,000, respectively, which is available to offset taxable income through the year 2009.  The net operating loss carryforward results in a consolidated deferred state tax asset of $29,340,000 which has been offset by a valuation allowance of $29,340,000 as utilization of such carryforward is not certain.

               On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”).  This Act, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $3,768,000 for the year ended December 31, 2002.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Expense

               The Partnership expenses advertising costs as they are incurred.  Advertising expense was $9,314,000, $8,059,000, and $8,165,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Statements of Cash Flows

               For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less.

Recent Accounting Pronouncements

               In July 2001, the FASB issued Statement No. 141 “Business Combinations” (“SFAS 141”) and Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized.  The effect of adoption of these pronouncements did not have any impact on the Company.

               In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard is effective for fiscal years beginning after June 15, 2002.  The Company does not expect the adoption of SFAS No. 143 to have an impact on the Company’s financial results.

               In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  The standard is effective for fiscal years beginning after December 31, 2001.  The Company adopted SFAS No.144 on January 1, 2002 and the effect of adoption had no impact to the Company.

               In April 2002, the FASB issued No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.  SFAS No. 145 requires, among other items, gains or losses of extinguishment of debt to be classified as income (loss) from continuing operations rather than as an extraordinary item as previously required under SFAS No. 4 unless such extinguishment is determined to be extraordinary pursuant to Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Transactions”.  SFAS No.145 was effective for financial statements issued on or after May 15, 2002.  The Company adopted the provisions of SFAS No. 145 during 2002, and the effect of adoption had no impact to the Company.

               In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities”.  This pronouncement, which nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit on Activity (including Certain Costs Incurred in a Restructuring)”, addresses the accounting and reporting for costs associated with exit or disposal activities and is effective for exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of SFAS No. 146 to have material impact on the Company’s financial position or results of operations.

               In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”).  The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation.  This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration.  For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002.  The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated financial position, consolidated results of operations, or liquidity.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”).  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June15, 2003.  The Company is evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Reclassifications

               During 2002, the Company reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice.  The prior year amount of $29,312,000 and $24,273,000 for the year ended December 31, 2000 and 2001, respectively, has been reclassified to conform to the current year presentation.

               Certain other reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

Other Assets

               Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City.  At December 31, 2001 and 2002, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3)     Long-Term Debt

               Long-term debt consists of the following:

	December 31, 2001	December 31, 2002

Trump AC Mortgage Notes (11¼% First Mortgage Notes, due 2006) (a)	$1,200,000,000	$1,200,000,000
Trump AC Mortgage Notes (11¼% First Mortgage Notes, due 2006), net of unamortized discount of $1,163,000 and $841,000, respectively (a)	73,837,000	74,159,000
Trump AC Mortgage Notes (11¼% First Mortgage Notes, due 2006), net of unamortized discount of $571,000 and $412,000, respectively (a)	24,429,000	24,588,000
Mortgage notes payable (b)	1,174,000	1,106,000
Capitalized lease obligations (c)	15,469,000	28,630,000

	1,314,909,000	1,328,483,000
Less-Current maturities	(7,266,000)	(12,199,000)

	$1,307,643,000	$1,316,284,000

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

The indenture pursuant to which the Trump AC Mortgage Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission (“CCC”).

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Costs of $48,850,000 associated with the issuance of the Trump AC Mortgage Notes are being amortized over the term of the Trump AC Mortgage Notes. Amortization is included in interest expense in the accompanying statements of operations and totaled $5,241,000, $4,670,000 and $4,162,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

(b)	Interest on these notes is payable with an interest rate of 8.5%. The notes are due in 2012 and are secured by certain real property.

(c)	Interest on these leases are payable with interest rates ranging from 6.8% to 13.0%. The leases are due at various dates between 2003 and 2007 and are secured by the equipment financed.

The Trump AC Mortgage Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions.

Future minimum payments under capital leases (principal portion included in the table of debt maturities below) are as follows:

2003	$14,237,000
2004	11,693,000
2005	5,434,000
2006	306,000
2007	524,000

Total minimum payments	32,194,000
Less: Amount representing interest	(3,564,000)

Present Value of minimum lease payments	$28,630,000

The aggregate maturities of long-term debt as of December 31, 2002 are as follows:

2003	$12,199,000
2004	10,803,000
2005	5,128,000
2006	1,300,338,000
2007	605,000
Thereafter	663,000

$1,329,736,000

               The ability of the Registrants to repay their current and long-term indebtedness when due will depend on the ability of Trump AC to either generate cash from operations sufficient for such purposes or to refinance such indebtedness on or before the date on which it becomes due.  Cash flow from operations will not be sufficient to repay a substantial portion of the principal amount of the debt at maturity. The future operating performance of Trump AC and its ability to refinance its debt will be subject to the then prevailing economic conditions, industry conditions and numerous other financial, business and other factors, many of which are beyond the control of Trump AC. There can be no assurance that the future operating performance of Trump AC will be sufficient to meet these repayment obligations or that the general state of the economy, the status of the capital markets or the receptiveness of the capital markets to the gaming industry or to Trump AC will be conducive to refinancing this debt or other attempts to raise capital.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)          Commitments and Contingencies

               Leases and Employment Agreements

               Trump AC leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $6,099,000, $7,517,000 and $9,038,000, respectively.

               Future minimum lease payments under the noncancellable operating leases are as follows:

2003	$3,552,000
2004	2,401,000
2005	2,649,000
2006	1,111,000
2007	1,112,000
Thereafter	82,143,000

$92,968,000

               Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

               As of December 31, 2002, Trump AC had an aggregate minimum contractual obligation, of approximately $19,422,000 under various employment agreements with certain employees, of which approximately $3,121,000 will be reimbursed through the Trump Taj Mahal Administration’s Casino Services Agreement. These commitments mature at various dates through 2006.

               Taj Associates received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which included a condition of Taj Associates’ casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 2003 unless extended.

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

               In June 1999, the CCC renewed Plaza Associates’ and Taj Associates’ casino licenses to operate Trump Plaza and the Taj Mahal for a period of four years through June 30, 2003.  Plaza Associates and Taj Associates has filed an application for the renewal of its casino license through June 2007.  Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

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

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Self-Insurance Reserves

               Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workman’s compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Federal Income Tax Examination

               Plaza Associates and Taj Associates are currently involved in examinations with the Internal Revenue Service (“IRS”) concerning Plaza Associates’ federal partnership income tax returns for the years 1993 through 1996 and Taj Associates’ federal partnership income tax returns for the tax years 1994 through 1996. While any adjustment which results from this examination could affect Plaza Associates’ and Taj Associates’ state income tax returns, Plaza Associates and Taj Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

Casino Reinvestment Development Authority Obligations

               Pursuant to the provisions of the Casino Control Act, Plaza Associates and Taj Associates, must either obtain investment tax credits (as defined in the Casino Control Act), in an amount equivalent to 1.25% of its gross casino revenues, or pay an alternative tax of 2.5% of its gross casino revenues (as defined in the Casino Control Act). Investment tax credits may be obtained by making qualified investments or by the purchase of bonds at below market interest rates from the Casino Reinvestment Development Authority (“CRDA”). Plaza Associates and Taj Associates intend on satisfying their obligations primarily by depositing funds to be used for the purchase of bonds or by making qualified investments. Plaza Associates and Taj Associates are required to make quarterly deposits with the CRDA based on 1.25% of its gross revenue. For the years ended December 31, 2000, 2001 and 2002, Trump AC charged to operations $4,843,000, $3,844,000 and $3,694,000 respectively, to give effect to the below market interest rates associated with CRDA bonds that have either been issued or are expected to be issued from funds deposited. From time to time Plaza Associates and Taj Associates have elected to donate funds they have on deposit with the CRDA for various projects. Donations in the amounts of $3,920,000, $593,000 and $11,161,000 were made during the years ended December 31, 2000, 2001 and 2002, respectively. As a result of these donations, Trump AC charged the carrying value to operations of $2,052,000, $293,000 and $7,350,000 during the years ended December 31, 2000, 2001 and 2002.

(5)          Employee Benefit Plans

               Plaza Associates and Taj Associates have a retirement savings plan (the “Plan”) for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 30% of their earnings to the Plan and Plaza Associates and Taj Associates will match 50% of the first 6%.  Trump AC recorded charges of $3,637,000, $3,433,000 and $3,411,000 for matching contributions for the years ended December 31, 2000, 2001 and 2002, respectively.

               Plaza Associates and Taj Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Plaza Associates and Taj Associates may be liable for their share of the plan’s unfunded liabilities, if any, if the plans are terminated. Pension expense charged to operations for the years ended December 31, 2000, 2001 and 2002 was $2,906,000, $3,418,000 and $3,748,000 respectively.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)          Transactions with Affiliates

               Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable/(payable) at December 31 are as follows:

	Year Ended December 31,

	2001	2002

Castle Associates (a)	$6,554,000	$3,924,000
Trump Organization (a)	(232,000)	(41,000)
THCR Holdings (a)	82,520,000	(12,987,000)

	$88,842,000	$(9,104,000)

(a)

Trump Atlantic City Associates engages in various transactions with the other Atlantic City hotel/casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

Beginning in late 1997, Trump Plaza and the Taj Mahal utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump AC’s revenues.  In 2000, 2001 and 2002, Trump AC incurred approximately $386,000, $241,000 and $272,000, respectively, for customer costs associated with such utilization.  In addition, in exchange for having Trump’s plane available to customers of Trump Plaza and the Taj Mahal, Trump AC has incurred pilot costs of approximately $241,000, $242,000 and $239,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Trump Taj Mahal Associates Administration, a separate division of Taj Associates (“Trump Administration”) was formed for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to, Plaza Associates, Taj Associates and Castle Associates. Management believes that Trump Administration’s services will continue to result in substantial cost savings and operational synergies.

(7)          Trump World’s Fair Closing

               On October 4, 1999, THCR closed Trump World’s Fair. The estimated cost of closing Trump World’s Fair at December 31, 1999 was $123,959,000, which included $97,221,000 for the writedown of the net book value of the assets and $26,738,000 of costs incurred and to be incurred in connection with the closing and demolition of the building. For the year ended December 31, 2000, an additional $814,000 was charged to operations.

(8)          Debt Renegotiation Costs

               During 2002, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of December 31, 2002.  Trump AC incurred approximately $1,570,000 in Debt Renegotiation Costs during this time period and has since terminated such efforts.  Accordingly, the debt renegotiation costs have been expensed in the accompanying statements of operations.  Trump AC may renew its efforts to refinance or modify the Trump AC Mortgage Notes at a later date if and when capital market conditions are favorable.

(9)          Partnership Distribution

               Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses.  These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements.  During the quarter ended June 30, 2002, Trump AC declared a partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements.  Previously these amounts were presented as Advances to Affiliates on the balance sheet.  Additionally, during the six months ended December 31, 2002, Trump AC declared cash partnership distributions to THCR of $3,509,000 consisting of operating expense reimbursements.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)        Fair Value of Financial Instruments

               The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

               The estimated fair values of other financial instruments are as follows:

	December 31, 2002

	Carrying Amount	Fair Value

Trump AC Mortgage Notes	$1,200,000,000	$936,000,000
Trump AC Funding II Mortgage Notes	$74,159,000	$57,375,000
Trump AC Funding III Mortgage Notes	$24,588,000	$19,000,000

               The fair values of the Trump AC Mortgage Notes, Trump AC Funding II Mortgage Notes and Trump AC Funding III Mortgages Notes are based on quoted market prices as of December 31, 2002.

The fair value of notes payable approximates their carrying value based on their respective terms.

(11)        Combined Financial Information - Trump AC Funding, Trump AC Funding II and Trump AC Funding III

               Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of December 31, 2002, 2001 and 2000 is as follows:

	2000	2001	2002

Total Assets (including First Mortgage Notes receivable of $1,297,726,000, $1,298,266,000 and $1,298,747,000 and related interest receivable in 2000, 2001 and 2002, respectively)	$1,322,101,000	1,322,641,000	1,323,122,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,297,726,000, $1,298,266,000 and $1,298,747,000 and related interest payable in 2000, 2001 and 2002, respectively)	$1,322,101,000	1,322,641,000	1,323,122,000

Interest Income	$146,249,000	146,890,000	146,250,000

Interest Expense	$146,249,000	146,890,000	146,250,000

Net Income	$—	—	—

(12)        Industry Segment Information

               Trump AC’s primary business activity is gaming. It operates two casinos in the Atlantic City market: the Trump Taj Mahal Casino Resort and the Trump Plaza Hotel and Casino.

TRUMP ATLANTIC CITY ASSOCIATES
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13)        Quarterly Financial Data (unaudited)

	2001

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Revenues	$186,611,000	$202,543,000	$224,712,000	$188,603,000
Income from Operations	20,937,000	33,479,000	54,069,000	29,133,000
Net Income/(Loss)	(16,542,000)	(4,126,000)	16,003,000	(9,367,000)

	2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net Revenues	$200,722,000	$207,780,000	$232,757,000	$190,815,000
Income from Operations	35,318,000	40,946,000	56,018,000	20,057,000
Net Income/(loss)	(2,653,000)	3,024,000	15,118,000	(18,910,000)

               On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $2,768,000 for the nine months ended September 30, 2002, which represents the cumulative tax due from January 1, 2002 to September 30, 2002.  This charge was recorded beginning in the period in which the tax law was passed (third quarter) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

               During the third quarter of 2002, the Company reclassified additional costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice which totaled $4,795,000 and $5,220,000 for the three months ended March 31, 2002 and June 30, 2002 and $6,344,000, $6,125,000, $6,592,000 and $5,212,000 for the three months ended, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, respectively.

               During the fourth quarter of 2002, the Company agreed to donate CRDA funds in return for the use of other CRDA funds for a specific project.  As a result of this donation, the Company recorded a charge to operations of $6,964,000 during the fourth quarter of 2002.

                The following report of Arthur Andersen LLP is a copy of a previously issued report that has not been reissued by Arthur Andersen LLP.  The report of Ernst & Young LLP relates to the year ended December 31, 2002.  Consequently, for the purposes of this Form 10-K, the following report of Arthur Andersen LLP, which is the most recently issued report, relates only to the years ended December 31, 2001 and 2000.

               To Trump Atlantic City Associates and Subsidiaries:

               We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Trump Atlantic City Associates and Subsidiaries included in this Form 10-K and have issued our report thereon dated March 13, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The accompanying schedule is the responsibility of the management of Trump Atlantic City Associates and Subsidiaries and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 13, 2002

S - 1

SCHEDULE II

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period

YEAR ENDED DECEMBER 31, 2000:
Allowance for doubtful accounts	$9,808,000	$5,437,000	$(2,165,000	)(A)	$13,080,000
Valuation allowance for CRDA investments	$12,950,000	$6,895,000	$(7,957,000	)(B)	$11,888,000
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$13,080,000	$6,060,000	$(3,530,000	)(A)	$15,610,000
Valuation allowance for CRDA investments	$11,888,000	$4,137,000	$(1,932,000	)(B)	$14,093,000
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$15,610,000	$6,671,000	$(6,860,000	)(A)	$15,421,000
Valuation allowance for CRDA investments	$14,093,000	$11,044,000	$(13,464,000	)(B)	$11,673,000

(A)	Write-off of uncollectible accounts.
(B)	Reversal of allowance applicable to contribution of CRDA investments.

S - 2

Exhibit Index

Exhibit No.	Description	Page No.

10.6	Third Amendment, dated December 11, 2002, of the Employment Agreement, dated January 3, 2000, of Mark Brown.

10.7	Employment Agreement, dated January 13, 2003, of Stephen S. Oskiera

10.8	Employment Agreement, dated January 1, 2003, of Matthew A. Harkness

10.9	Employment Agreement, dated October 7, 2002, of Theresa A. Glebocki

10.11

Amendment, dated January 9, 2003, to the Employment Agreement, by and among Robert M. Pickus, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates

10.13

Amendment, dated January 9, 2003, to the Employment Agreement, by and among Francis X. McCarthy, Jr., Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, LP and Trump Atlantic City Associates

10.15

Amendment, dated January 9, 2003, to the Employment Agreement, by and among Joseph A. Fusco, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, LP and Trump Atlantic City Associates

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Code of Ethics

S - 3