Form 10-Q
period 2003-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2003-05-15
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

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
1000 Boardwalk at Virginia Avenue Atlantic City, New Jersey08401 (609) 449-6515 (Address, Including Zip Code and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

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

Indicate by check mark whether the Registrants (1) have filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether any of the Registrants is an accelerated filer (as defined in Exchange Rule 12b-2). Yes ☐  No ☒

As of May 15, 2003, there were 100 shares of Trump Atlantic City Funding, Inc.’s Common Stock outstanding.

As of May 15, 2003, there were 100 shares of Trump Atlantic City Funding II, Inc.’s Common Stock outstanding.

As of May 15, 2003, there were 100 shares of Trump Atlantic City Funding III, Inc.’s Common Stock outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

ASSETS

	December 31, 2002	March 31, 2003
		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$79,007	$106,859
Receivables, net	24,632	25,126
Inventories	8,740	8,327
Other current assets	7,512	6,188

Total current assets	119,891	146,500
PROPERTY AND EQUIPMENT, NET	1,268,125	1,261,376
DEFERRED LOAN COSTS, NET	10,675	9,708
OTHER ASSETS	39,436	38,975

Total assets	$1,438,127	$1,456,559

LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
Current maturities of long-term debt	$12,199	$12,118
Accounts payable and accrued expenses	90,401	90,714
Accrued interest payable	24,375	60,938
Due to affiliates, net	9,104	9,198

Total current liabilities	136,079	172,968
LONG-TERM DEBT, net of current maturities	1,316,284	1,314,730
OTHER LONG-TERM LIABILITIES	13,829	13,829

Total liabilities	1,466,192	1,501,527

CAPITAL/(DEFICIT):
Partners’ capital	224,841	223,979
Accumulated deficit	(252,906)	(268,947)

Total capital/(deficit)	(28,065)	(44,968)

Total liabilities and capital/(deficit)	$1,438,127	$1,456,559

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2003
REVENUES:
Gaming	$211,426	$198,663
Rooms	13,715	13,073
Food and beverage	22,412	21,038
Other	6,836	5,579

Gross revenues	254,389	238,353
Less—Promotional allowances	53,667	49,852

Net revenues	200,722	188,501

COSTS AND EXPENSES:
Gaming	96,132	93,889
Rooms	6,181	6,006
Food and beverage	7,482	7,215
General and administrative	40,914	42,701
Depreciation and amortization	13,125	15,447
Debt renegotiation costs	1,570	—

	165,404	165,258

Income from operations	35,318	23,243

NON-OPERATING INCOME AND (EXPENSE):
Interest and other non-operating income	248	217
Interest expense	(38,219)	(38,642)

Non-operating expense, net	(37,971)	(38,425)

Loss before income tax provision	(2,653)	(15,182)
Income tax provision	—	(859)

NET LOSS	$(2,653)	$(16,041)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2002	$224,841	$(252,906)	$(28,065)
Partnership distribution	(862)	—	(862)
Net loss	—	(16,041)	(16,041)

Balance, March 31, 2003	$223,979	$(268,947)	$(44,968)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,653)	$(16,041)
Adjustments to reconcile net loss to net cash flows from operating activities—
Non-cash charges—
Depreciation and amortization	13,125	15,447
Accretion of discounts on indebtedness	126	112
Provisions for losses on receivables	1,442	1,468
Amortization of deferred loan offering costs	1,087	967
Valuation allowance of CRDA investments	1,118	1,171
Decrease (increase) in receivables	1,567	(1,968)
Decrease in inventories	142	413
(Increase) decrease in amounts due from affiliates	(459)	94
Decrease in other current assets	1,028	1,270
Decrease in other assets	1,226	1,345
Increase in accounts payable, accrued expenses and other liabilities	37,940	36,845

Net cash provided by operating activities	55,689	41,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,015)	(6,412)
Purchase of CRDA investments	(2,534)	(2,491)

Net cash used in investing activities	(5,549)	(8,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(1,957)	(3,506)
Distributions to parent company	—	(862)

Net cash used in financing activities	(1,957)	(4,368)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,183	27,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,909	79,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,092	$106,859

CASH INTEREST PAID	$483	$1,008

Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations	$1,455	$1,760

See accompanying notes.

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

Repayment of the Trump AC Mortgage Notes is due in 2006. As shown in the accompanying Condensed Consolidated Statements of Cash Flows, the Partnership has consistently generated sufficient cash for debt service and operating requirements. Management believes that, based upon its cash flow projections for 2003, Trump AC will have sufficient cash flows to meet their debt service and operating expense requirements throughout 2003.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC and available on the SEC’s website, www.sec.gov.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for a full year.

Reclassifications

During September 2002, the Company reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice. The amount of $4,795,000 for the three months ended March 31, 2002 has been reclassified to conform to the current year presentation.

Certain other reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

(2)    Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2002 and March 31, 2003 other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3)    Combined Financial Information—Trump AC Funding, Trump AC Funding II and Trump AC Funding III

Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2002	March 31, 2003
		(unaudited)
Total Assets (including First Mortgage Notes receivable of $1,298,747,000 at December 31, 2002 and $1,298,859,000 at March 31, 2003 and related interest receivable)	$1,323,122,000	$1,359,797,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,298,747,000 at December 31, 2002 and $1,298,859,000 at March 31, 2003 and related interest payable)	$1,323,122,000	$1,359,797,000

	Three Months Ended March 31,
	2002	2003
Interest Income	$36,562,000	$36,562,000

Interest Expense	36,562,000	36,562,000

Net Income	$—	$—

(4)    Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The effect of adoption was not material to the Company’s financial results.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company’s financial results.

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

(5)    Debt Renegotiation Costs

During 2002, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of March 31, 2003. Trump AC incurred approximately $1,570,000 in Debt Renegotiation Costs during the first quarter of 2002 and has since terminated such efforts. Accordingly, the debt renegotiation costs have been expensed in the accompanying statements of operations. Trump AC may renew its efforts to refinance or modify the Trump AC Mortgage Notes at a later date if and when capital market conditions are favorable.

(6)    Partnership Distribution

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the three months ended March 31, 2003, Trump AC declared cash partnership distributions to THCR of $862,000 consisting of operating expense reimbursements.

(7)    State of New Jersey Income Taxes

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $859,000 for the three months ended March 31, 2003. There was no comparable expense in the three months ended March 31, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes”.

Item 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company Has Substantial Indebtedness.

The Company’s indebtedness consists primarily of the Trump AC Mortgage Notes. At March 31, 2003, the outstanding principal balance of the Trump AC Mortgage Notes was approximately $1.3 billion. Interest expense as a percentage of net revenues was 19.0% and 20.5% for the three months ended March 31, 2002 and 2003, respectively.

The Company has previously announced that it may seek to refinance or modify the terms of the Trump AC Mortgage Notes. No transaction is imminent and there can be no assurances that a transaction will occur or be proposed in the future. The primary reason to refinance or modify the Trump AC Mortgage Notes would be to extend their May 2006 maturity date and to reduce the high levels of interest expense in order to devote more resources to capital expenditures at the Trump AC Properties. The Atlantic City market is very competitive and is anticipated to become more competitive in the future, especially when the Borgata opens in the summer of 2003 (as discussed below). Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of the Trump AC Properties. Management believes that the Company must provide for capital expenditures to compete effectively. See “Financial Condition—Liquidity and Capital Resources.”

The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends primarily on the ability of Trump Plaza and the Taj Mahal to generate sufficient amounts of cash from operations. Management believes that, based upon its current cash flow forecasts for 2003, Trump AC will have sufficient cash flows to meet its debt service and operating expense requirements throughout 2003. The future operating performance of Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of management. There can be no assurance that the future operating performance of Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of Trump Plaza, Taj Mahal or Trump AC. Also, the ability of the Company to pay the principal amount of the Trump AC Mortgage Notes at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon its ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry in general or to the Company in particular will be conducive to refinancing debt at any given time or on more favorable terms.

We Do Not Know How the Borgata, When Opened, Will Affect Us.

In September 2000, Boyd Gaming and MGM Mirage commenced their joint development of a 25-acre site located in the marina district of Atlantic City for the construction of the “Borgata,” a casino expected to feature a 40-story tower with 2,010 rooms and suites, as well as a 135,000 square-foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. Construction of the Borgata is scheduled to be completed in the summer of 2003. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, it is also possible that the Borgata could have an adverse effect on the business and operations of the Trump AC Properties. This potential adverse effect could include a reduction in net revenues caused by a loss of gaming patrons. See “Financial Condition—Liquidity and Capital Resources.”

A downturn in the regional economy and high energy and gasoline prices and adverse weather conditions could negatively impact our financial performance.

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

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States may negatively impact our operating results. The extent of impact is subject to the magnitude and duration of the energy price increases and could be material.

Moreover, a majority of our patrons drive to our properties. High gasoline prices could reduce automobile travel and decrease the number of patrons to our properties. In addition, adverse weather conditions reduce automobile travel. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse weather conditions.

We may incur losses that would not be covered by insurance and the cost of insurance is expected to continue to increase.

Although we maintain insurance which is customary and, we believe, appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been diminished substantially and the cost of insurance has increased significantly. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uncovered losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our property.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

The casino industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. We, as well as other gaming companies, are currently subject to significant state and local taxes and fees in addition to normal federal and state corporate income taxes. New Jersey taxes annual gaming revenues at the rate of 8.0% and levies an annual investment alternative tax of 2.5% on annual gaming revenue. This 2.5% obligation, however, can be satisfied by purchasing certain bonds or making certain investments in the amount of 1.25% of annual gaming revenues. In July 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act, which, among other things, requires the suspension of the use of net operating loss carry forwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.

In February 2003, in response to state budgetary concerns, the Governor of New Jersey proposed increasing New Jersey’s casino gross revenue tax from 8.0% to 10.0%, to tax complimentaries and to impose a 7.0% occupancy tax on hotel rooms. The outcome of this tax proposal is uncertain at this time. Any tax increase imposed on the Trump AC Properties would reduce our profitability.

Our Business is Subject to a Variety of Other Risks and Uncertainties

Our financial condition and results of operations could be affected by other events and uncertainties that are beyond our control, such as (i) capital market conditions which could affect our ability to raise capital for refinancing debt or pursuing other alternatives, (ii) future acts of terrorism and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) competition from existing and potential new competitors in Atlantic City and other markets, which is likely to increase over the next five years, (iv) regulatory changes, and (v) adverse or unfavorable weather conditions.

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

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company does extend credit to certain qualified patrons on a discretionary basis. Credit play as a percentage of total dollars wagered on table games has historically been approximately 20%. Trump Taj Mahal and Trump Plaza establishes credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, a verification of the patron’s personal checking account balance, and a verification of the patron’s credit limits and indebtedness at other casinos in the United States, as well as many island casinos. The Company provides an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is effective for fiscal years beginning after June 15, 2002. The effect of adoption was not material to the Company’s financial results.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN No. 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition, measurement provision and disclosure requirements of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The effect of adoption was not material to the Company’s financial results.

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

Trump Plaza and the Taj Mahal also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. Because of the high levels of interest expense related to the Trump AC Mortgage Notes, the Company’s capital expenditures in recent years at Trump Plaza and the Taj Mahal have been limited and have prevented the Company from pursuing various capital expansion plans, such as the addition of more hotel rooms.

Capital expenditures at the Trump AC Properties for the three months ended March 31, 2002 and 2003 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC

FOR THE THREE MONTHS ENDED MARCH 31, 2002
Purchase of Property & Equipment	$2,153	$862	$3,015
Capital Lease Additions (a)	1,455	—	1,455

Total Capital Expenditures	$3,608	$862	$4,470

FOR THE THREE MONTHS ENDED MARCH 31, 2003
Purchase of Property & Equipment	$5,525	$887	$6,412
Capital Lease Additions (a)	—	1,760	1,760

Total Capital Expenditures	$5,525	$2,647	$8,172

(a)	Capital lease additions were principally slot machines and telephone system.

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the three months ended March 31, 2003, Trump AC declared cash partnership distributions to THCR of $862,000 consisting of operating expense reimbursements.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $859,000 for the three months ended March 31, 2003. There was no comparable expense in the three months ended March 31, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes”.

Summary of the Company’s Public Indebtedness

Trump AC Mortgage Notes. Trump AC’s debt consists primarily of the TAC I Notes, TAC II Notes and TAC III Notes (collectively, the “TAC Notes”).

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

As of March 31, 2003, principal amounts of approximately $1.2 billion, $75.0 million and $25.0 million of the TAC I Notes, TAC II Notes and TAC III Notes, respectively, were outstanding.

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

The ability of Trump AC and its subsidiaries to pay interest on and principal of approximately $1.3 billion on the TAC Notes depends primarily on the ability of Trump Plaza and the Taj Mahal to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of Trump Plaza and the Taj Mahal. There can be no assurance that the future operating performance of Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of Trump Plaza, the Taj Mahal or Trump AC. The ability of Trump Plaza, the Taj Mahal and Trump AC to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

The indentures governing the public indebtedness of Trump AC restrict such entities’ ability to make distributions to THCR Holdings.

In addition, the ability of Plaza Associates and Taj Associates (through Trump AC) to make payments, dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission (“CCC”).

“Events of Default.” Pursuant to each of the indentures governing the public indebtedness of the Company (collectively, the “Indentures”), if an “Event of Default” occurs and is continuing, the trustee or the holders of 25.0% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuer or issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be immediately due and payable. An “Event of Default” under each of the Indentures includes, but is not limited to, the occurrence of one or more of the following events: (i) a default in an installment payment of any interest (including any defaulted interest) on a respective debt issue when due and payable and which continues for 30 days; (ii) any Indebtedness (as defined) of the respective issuers or any of their Subsidiaries (as defined) for borrowed money having an outstanding principal amount of $20.0 million in the aggregate becoming by declaration or otherwise, due and payable prior to its stated maturity; (iii) one or more judgments, orders or decrees for the payment of money in excess of $10.0 million, either individually or in the aggregate, being rendered against the respective issuers or any of their Subsidiaries (as defined) or any of their respective properties and not discharged, and either an enforcement proceeding shall have been consummated by any creditor upon such judgment, order or decree or there shall be a period of 60 days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; (iv) an entry by a court having competent jurisdiction in the premises of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy law or a decree or order adjudging the respective issuers or any of their Significant Subsidiaries (as defined) bankrupt or insolvent or seeking reorganization, arrangement, adjustment or composition of or in respect of the issuers or any of their Significant Subsidiaries (as defined) under any applicable federal or state law; and (v) the issuers or any of their Significant Subsidiaries (as defined) commencing a voluntary case or proceeding under any applicable bankruptcy law or any other case or proceeding to be adjudicated bankrupt or insolvent or the issuers or any of their Significant Subsidiaries (as defined) filing a petition, answer or consent seeking reorganization or relief under any applicable federal or state law.

Results of Operations: Operating Revenues and Expenses

The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates, its results of operations are not discussed below.

Comparison of Three-Month Periods Ended March 31, 2002 and 2003. The following tables include selected data of Plaza Associates and Taj Associates for the three months ended March 31, 2002 and 2003.

	Three Months Ended March 31,
	2002 Plaza Associates	2003 Plaza Associates	2002 Taj Associates	2003 Taj Associates	2002 Total Trump AC *	2003 Total Trump AC *
	(in thousands)

Revenues:
Gaming	$81,501	$75,431	$129,925	$123,232	$211,426	$198,663
Other	16,622	15,613	26,341	24,077	42,963	39,690

Gross revenues	98,123	91,044	156,266	147,309	254,389	238,353
Less: promotional allowances	22,259	21,078	31,408	28,774	53,667	49,852

Net revenues	75,864	69,966	124,858	118,535	200,722	188,501

Costs and expenses:
Gaming	38,019	36,731	58,113	57,158	96,132	93,889
Other	5,198	4,794	8,465	8,427	13,663	13,221
General and administrative	15,689	16,067	25,211	26,613	40,914	42,701
Depreciation and amortization	4,319	5,088	8,806	10,359	13,125	15,447
Debt renegotiation costs	—	—	—	—	1,570	—

Total costs and expenses	63,225	62,680	100,595	102,557	165,404	165,258

Income from operations	12,639	7,286	24,263	15,978	35,318	23,243

Interest and other non-operating income	71	79	79	53	248	217
Interest expense	(11,831)	(14,089)	(23,317)	(24,553)	(38,219)	(38,642)

Total non-operating expense, net	(11,760)	(14,010)	(23,238)	(24,500)	(37,971)	(38,425)

Income (loss) before income tax provision	879	(6,724)	1,025	(8,522)	(2,653)	(15,182)
Income tax provision	—	(325)	—	(534)	—	(859)

Net income (loss)	$879	$(7,049)	$1,025	$(9,056)	$(2,653)	$(16,041)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended March 31,
	2002 Plaza Associates	2003 Plaza Associates		2002 Taj Associates	2003 Taj Associates		2002 Total Trump AC	2003 Total Trump AC
	(dollars in thousands)

Table Game Revenues	$25,661	$22,612		$39,356	$39,887		$65,017	$62,499
Incr (Decr) over Prior Period		$(3,049)			$531			$(2,518)
Table Game Drop	$143,066	$143,924		$225,712	$223,710		$368,778	$367,634
Incr (Decr) over Prior Period		$858			$(2,002)			$(1,144)
Table Win Percentage	17.9%	15.7%		17.4%	17.8%		17.6%	17.0%
Incr (Decr) over Prior Period		(2.2	)pts		0.4	pts		(0.6	)pts
Number of Table Games	88	90		139	126		227	216
Incr (Decr) over Prior Period		2			(13)			(11)

Slot Revenues	$55,840	$52,819		$85,046	$78,226		$140,886	$131,045
Incr (Decr) over Prior Period		$(3,021)			$(6,820)			$(9,841)
Slot Handle	$702,943	$675,989		$1,100,722	$976,008		$1,803,665	$1,651,997
Incr (Decr) over Prior Period		$(26,954)			$(124,714)			$(151,668)
Slot Win Percentage	7.9%	7.8%		7.7%	8.0%		7.8%	7.9%
Incr (Decr) over Prior Period		(0.1	)pts		0.3	pts		0.1	pts
Number of Slot Machines	2,844	2,962		4,857	4,842		7,701	7,804
Incr (Decr) over Prior Period		118			(15)			103

Poker Revenues	—	—		$4,991	$4,654		$4,991	$4,654
Incr (Decr) over Prior Period		—			$(337)			$(337)
Number of Poker Tables	—	—		67	66		67	66
Incr (Decr) over Prior Period		—			(1)			(1)

Other Gaming Revenues	—	—		$532	$465		$532	$465
Incr (Decr) over Prior Period		—			$(67)			$(67)

Total Gaming Revenues	$81,501	$75,431		$129,925	$123,232		$211,426	$198,663
Incr (Decr) over Prior Period		$(6,070)			$(6,693)			$(12,763)

Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	91.6%	87.9%		94.4%	92.3%		93.2%	90.5%
Average Daily Rate (Room Revenue)	$77.82	$75.95		$74.58	$73.70		$75.89	$74.54

Gaming revenues are the primary source of Trump AC’s revenues. The year over year decrease in gaming revenues was primarily due to decreased slot revenues at the Taj Mahal and Trump Plaza attributable to severe winter weather in the Atlantic City market as well as adverse economic conditions and the war in Iraq.

Table game revenues decreased by approximately $2,518,000, or 3.9%, from the comparable period in 2002 due primarily to a decrease in the table game win percentage at the Trump Plaza. Overall Trump AC’s table win percentage decreased to 17.0% from 17.6% in the comparable period in 2002. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 16.2% and 16.6% for the quarters ended March 31, 2002 and 2003, respectively.

Slot revenues decreased by approximately $9,841,000, or 7.0%, from the comparable period in 2002 primarily as a result of decreased slot revenues at the Taj Mahal and Trump Plaza attributable to severe winter weather in the Atlantic City market as well as adverse economic conditions and the war in Iraq.

Promotional Allowances decreased by approximately $3,815,000, or 7.1%, from the comparable period in 2002 primarily as a result of decreases in coin and complimentary hotel services associated with decreased gaming revenues.

Gaming costs and expenses decreased by approximately $2,243,000, or 2.3%, from the comparable period in 2002 primarily as a result of reduced costs associated with decreased gaming revenues.

        General and Administrative costs and expenses increased by approximately $1,787,000, or 4.4%, from the comparable period in 2002. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to increased real estate taxes, insurance and utility expenses.

During 2002, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of March 31, 2003. Trump AC incurred approximately $1,570,000 in Debt Renegotiation Costs during the first quarter of 2002 and has since terminated such efforts. Accordingly, the debt renegotiation costs have been expensed in the accompanying statements of operations. Trump AC may renew its efforts to refinance or modify the Trump AC Mortgage Notes at a later date if and when capital market conditions are favorable.

In accordance with the New Jersey Business Tax Reform Act, Trump AC has recorded a provision for current income tax expense of $859,000 for the three months ended March 31, 2003. There was no comparable expense in the three months ended March 31, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management has reviewed the disclosure requirements for Item 3 and, based upon the Registrants’ current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Registrants’ will periodically review its compliance with this disclosure requirement to the extent applicable.

ITEM 4—CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

General. Trump AC, its partners, certain members of its former executive committee, and certain of its employees, have, from time to time, been involved in various legal proceedings. In general, Trump AC has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

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

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

99.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Current Reports on Form 8-K:

The Registrants filed a Current Report on Form 8-K with the SEC on January 30, 2003 regarding its earnings press release for the year and fourth quarter ended December 31, 2002 issued on January 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES
(Registrant)

	By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its Managing General Partner

Date: May 15, 2003	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC.
(Registrant)

Date: May 15, 2003	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC.
(Registrant)

Date: May 15, 2003	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC.
(Registrant)

Date: May 15, 2003	By:	/S/ FRANCIS X. MCCARTHY, JR.
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

Date:  May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

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

Date:  May 15, 2003

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