Form 10-Q
period 2003-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2003-08-14
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission File No.: 333-00643

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

     As of August 14, 2003, there were 100 shares of Trump Atlantic City Funding, Inc.’s Common Stock outstanding.
     As of August 14, 2003, there were 100 shares of Trump Atlantic City Funding II, Inc.’s Common Stock outstanding.
     As of August 14, 2003, there were 100 shares of Trump Atlantic City Funding III, Inc.’s Common Stock outstanding.

     Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2002	June 30, 2003

		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,007	$70,149
Receivables, net	24,632	26,822
Inventories	8,740	8,203
Other current assets	7,512	12,028

Total current assets	119,891	117,202
PROPERTY AND EQUIPMENT, NET	1,268,125	1,264,858
DEFERRED LOAN COSTS, NET	10,675	8,767
OTHER ASSETS	39,436	40,437

Total assets	$1,438,127	$1,431,264

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,199	$16,060
Accounts payable and accrued expenses	90,401	99,385
Accrued interest payable	24,375	24,375
Due to affiliates, net	9,104	7,953

Total current liabilities	136,079	147,773
LONG-TERM DEBT, net of current maturities	1,316,284	1,319,596
OTHER LONG-TERM LIABILITIES	13,829	13,737

Total liabilities	1,466,192	1,481,106

CAPITAL/(DEFICIT):
Partners’ capital	224,841	223,948
Accumulated deficit	(252,906)	(273,790)

Total capital/(deficit)	(28,065)	(49,842)

Total liabilities and capital/(deficit)	$1,438,127	$1,431,264

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

REVENUES:
Gaming	$216,836	$218,565	$428,262	$417,228
Rooms	15,447	14,849	29,162	27,922
Food and beverage	23,321	23,545	45,733	44,583
Other	6,564	5,937	13,400	11,516

Gross revenues	262,168	262,896	516,557	501,249
Less-Promotional allowances	54,388	56,196	108,055	106,048

Net revenues	207,780	206,700	408,502	395,201

COSTS AND EXPENSES:
Gaming	96,456	96,530	192,588	190,419
Rooms	6,876	6,411	13,057	12,417
Food and beverage	8,111	8,289	15,593	15,504
General and administrative	41,713	44,904	82,627	87,604
Depreciation and amortization	13,678	15,626	26,803	31,073
Debt renegotiation costs
—
		300	1,570	300

	166,834	172,060	332,238	337,317

Income from operations	40,946	34,640	76,264	57,884

NON-OPERATING INCOME AND (EXPENSE):
Interest and other non-operating income	310	218	558	434
Interest expense	(38,232)	(38,751)	(76,451)	(77,393)

Non-operating expense, net	(37,922)	(38,533)	(75,893)	(76,959)

Income (Loss) before income tax provision	3,024	(3,893)	371	(19,075)
Income tax provision	—	(950)	—	(1,809)

NET INCOME (LOSS)	$3,024	$(4,843)	$371	$(20,884)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(unaudited)
(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)

Balance, December 31, 2002	$224,841	$(252,906)	$(28,065)
Partnership distribution	(893)	—	(893)
Net loss	—	(20,884)	(20,884)

Balance, June 30, 2003	$223,948	$(273,790)	$(49,842)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$371	$(20,884)
Adjustments to reconcile net income (loss) to net cash flows from operating activities —
Non-cash charges ––
Depreciation and amortization	26,803	31,073
Accretion of discounts on indebtedness	248	221
Provisions for losses on receivables	3,086	2,781
Amortization of deferred loan offering costs	2,141	1,908
Valuation allowance of CRDA investments	2,246	2,543
Increase in receivables	(1,600)	(4,971)
Decrease in inventories	148	537
Increase in amounts due from affiliates	(5,875)	(1,151)
Increase in other current assets	(3,753)	(4,612)
Decrease in other assets	205	29
Increase in accounts payable, accrued expenses and other liabilities	5,094	8,897

Net cash provided by operating activities	29,114	16,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,382)	(11,877)
Purchase of CRDA investments, net	(5,200)	(4,255)

Net cash used in investing activities	(12,582)	(16,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(4,827)	(8,204)
Distributions to parent company	—	(893)

Net cash used in financing activities	(4,827)	(9,097)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,705	(8,858)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,909	79,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,614	$70,149

CASH INTEREST PAID	$74,062	$75,265

Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations	$7,227	$15,156

Partnership Distribution	$101,341	$—

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Organization and Operations

        The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC” or the “Company”), and its subsidiaries: (i) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”) which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza”), (ii) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Taj Mahal”), (iii) Trump Atlantic City Funding, Inc.  (“Trump AC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”).  Trump AC’s sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates.  Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner.  Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates.  There are no restrictions on the ability of Plaza Associates and Taj Associates, the primary guarantors (the “Subsidiary Guarantors”) of the 11¼% First Mortgage Notes due 2006 issued by (i) Trump AC and Trump AC Funding, (ii) Trump AC and Trump AC Funding II and (iii) Trump AC and Trump AC Funding III (collectively, the “Trump AC Mortgage Notes”) to distribute funds to Trump AC in respect of the guaranteed debt.

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

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

        The casino industry in Atlantic City is seasonal in nature; therefore, results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for a full year.

        Reclassifications

        During September 2002, the Company reclassified certain costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice.  The amounts of $5,220,000 and $10,015,000 for the three and  six months ended June 30, 2002, respectively,  has been reclassified to conform to the current year presentation.

        Certain other reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

(2) Other Assets

        Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City.  At December 31, 2002 and June 30, 2003 other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3) Combined Financial Information—Trump AC Funding, Trump AC Funding II and Trump AC Funding III

        Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2002	June 30, 2003

		(unaudited)
Total Assets (including First Mortgage Notes receivable of $1,298,747,000 at December 31, 2002 and $1,298,967,000 at June 30, 2003 and related interest receivable)	$1,323,122,000	$1,323,342,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,298,747,000 at December 31, 2002 and $1,298,967,000 at June 30, 2003 and related interest payable)	$1,323,122,000	$1,323,342,000

	Six Months Ended June 30,

	2002	2003

Interest Income	$73,125,000	$73,125,000

Interest Expense	73,125,000	73,125,000

Net Income	$—	$—

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

(5) Debt Renegotiation Costs

        Debt renegotiation costs represent expenditures incurred with attempts to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of June 30, 2003.  Trump AC has incurred approximately $1,570,000 and $300,000 in Debt Renegotiation Costs in the six months ended June 30, 2002 and 2003, respectively.  Trump AC has since terminated such efforts.  Accordingly, the debt renegotiation  costs have been expensed in the accompanying statements of operations.  Trump AC may renew its efforts to refinance or modify the Trump AC Mortgage Notes at a later date if and when capital market conditions are favorable.

(6) Partnership Distribution

        Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses.  These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements.  During the quarter ended June 30, 2002, Trump AC declared a partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements.  Previously these amounts were presented as Advances to Affiliates on the balance sheet.  During the six months ended June 30, 2003, Trump AC declared cash  partnership distributions to THCR of $893,000 consisting of operating expense reimbursements.

(7) State of New Jersey Income Taxes

        On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”).  This Act, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $950,000 and $1,809,000 for the three and six months ended June 30, 2003.  There was no comparable expense in the six months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes”.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Subsequent Events

        On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos.  The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons).  Complimentary rooms are deemed to initially be valued at $67 per room.  Other complimentaries are valued at retail value or cost.  In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino.  Finally, the revised law imposes an additional $3.00 fee per day on each occupied hotel room, increases the parking fee from $2.00 to $3.00 per car per day and eliminates the casino’s ability to retain $0.50 to offset administrative costs.

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

        The Company Has Substantial Indebtedness.

        The Company’s indebtedness consists primarily of the Trump AC Mortgage Notes.  At June 30, 2003, the outstanding principal balance of the Trump AC Mortgage Notes was approximately $1.3 billion.  Interest expense as a percentage of net revenues was 18.7% and 19.6% for the six months ended June 30, 2002 and 2003, respectively.

        The Atlantic City market is very competitive and is anticipated to become more competitive in the future, especially following  the opening of the Borgata by a joint venture of MGM Mirage and Boyd Gaming in Atlantic City’s marina district in July 2003.  Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of the Trump AC Properties.  Management believes that the Company must provide for capital expenditures to compete effectively.  See “Financial Condition - Liquidity and Capital Resources.”

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

        We Do Not Know How the Borgata will Affect Us in the Long Term.

        In July 2003, the Borgata Casino Hotel and Spa, a joint development of Boyd Gaming and MGM Mirage, opened in Atlantic City’s marina district. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues.  Since its recent opening, the Borgata has adversely affected the results of the Trump AC Properties, compared to the same period in the prior year.  This effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. It is too early to determine, however, whether or not the Borgata will adversely affect the Trump AC Properties and the Company in the long term.  While we believe that the opening of the Borgata will attract additional visitors to Atlantic City, it is possible that the Borgata could have an adverse effect on the long-term business and operations of the Trump AC Properties. See “Financial Condition – Liquidity and Capital Resources.”

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

        On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos.  The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons).  Complimentary rooms are deemed to initially be valued at $67 per room.  Other complimentaries are valued at retail value or cost.  In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino.  Finally, the revised law imposes an additional $3.00 fee per day on each occupied hotel room, increases the parking fee from $2.00 to $3.00 per car per day and eliminates the casino’s ability to retain $0.50 to offset administrative costs.  Although the recent tax changes reduce our overall profitability, we do not believe the recent tax increases will affect our ability to pay debt service on the Trump AC Mortgage Notes.

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

        Revenue Recognition and Allowance for Doubtful Accounts

        The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company extends credit to certain qualified patrons on a discretionary basis.  Credit play as a percentage of total dollars wagered on table games has historically been approximately 20%.  Trump Taj Mahal and Trump Plaza establishes credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, a verification of the patron’s personal checking account balance, and a verification of the patron’s credit limits and indebtedness at other casinos in the United States, as well as many island casinos.  The Company provides an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds.  This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers.  Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

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

        In July 2003, the Borgata, a casino hotel built through a joint venture of MGM Mirage and Boyd Gaming, opened in Atlantic City’s marina district.  The long term impact of the Borgata on Atlantic City’s casinos and, in particular, the Trump AC Properties, cannot be ascertained at this time. See “General; We Do Not Know How the Borgata Will Affect Us in the Long Term.”

        Capital expenditures at the Trump AC Properties for the six months ended June 30, 2002 and 2003 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES
CONSOLIDATING CAPITAL EXPENDITURES
(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC

FOR THE SIX MONTHS ENDED JUNE 30, 2002
Purchase of Property & Equipment	$5,045	$2,337	$7,382
Capital Lease Additions (a)	5,131	2,096	7,227

Total Capital Expenditures	$10,176	$4,433	$14,609

FOR THE SIX MONTHS ENDED JUNE 30, 2003
Purchase of Property & Equipment	$9,877	$2,000	$11,877
Capital Lease Additions (a)	10,609	4,547	15,156

Total Capital Expenditures	$20,486	$6,547	$27,033

 (a)     Capital lease additions were principally slot machines.

        Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses.  These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements.  During the quarter ended June 30, 2002, Trump AC declared a partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements.  Previously these amounts were presented as Advances to Affiliates on the balance sheet.  During the six months ended June 30, 2003, Trump AC declared cash  partnership distributions to THCR of $893,000 consisting of operating expense reimbursements.

        On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”).  This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined.  The Act is retroactive to January 1, 2002.  In accordance with the Act, Trump AC has recorded a provision for current income tax expense of $950,000 and $1,809,000 for the three and six months ended June 30, 2003. There was no comparable expense in the six months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes”.

        On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos.  The new law imposes a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons).  Complimentary rooms are deemed to initially be valued at $67 per room.  Other complimentaries are valued at retail value or cost.  In addition to the tax on complimentaries, a 7.5% tax is imposed on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino.  Finally, the revised law imposes an additional $3.00 fee per day on each occupied hotel room, increases the parking fee from $2.00 to $3.00 per car per day and eliminates the casino’s ability to retain $0.50 to offset administrative costs.  Although the recent tax changes reduce our overall profitability, we do not believe the recent tax increases will affect our ability to pay debt service on the Trump AC Mortgage Notes.

        Summary of the Company’s Public Indebtedness

        Trump AC Mortgage Notes.  Trump AC’s debt primarily consists of: (i) $1.2 billion principal amount of 11-¼% First Mortgage Notes due May 1, 2006 of Trump AC and Trump AC Funding; (ii) $75.0 million principal amount of 11-¼% First Mortgage Notes due May 1, 2006 of Trump AC and Trump AC Funding II; and (iii) $25.0 million principal amount of 11-¼% First Mortgage Notes due May 1, 2006 of Trump AC and Trump AC Funding III (collectively, the “Trump AC Mortgage Notes”).

        Interest on the Trump AC Mortgage Notes is payable on May 1st and November 1st of each year.  The Trump AC Mortgage Notes are redeemable in whole or in part, at any time upon not less than 30 but not more than 60 days notice. If redeemed at any time during the twelve-month period prior to May 1, 2004, the redemption price is 101.875% of the outstanding principal amount, plus accrued interest.  If any of the Trump AC Mortgage Notes are redeemed on or after May 1, 2004, the redemption price is 100.0% of the outstanding principal amount of the Trump AC Mortgage Notes redeemed, plus accrued interest.

        The Trump AC Mortgage Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The liens securing the Trump AC Mortgage Notes are subordinate to liens securing approximately $1.2 million of senior indebtedness. The obligations evidenced by the Trump AC Mortgage Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding).

        The ability of Trump AC and its subsidiaries to pay interest on and principal of approximately $1.3 billion on the Trump AC Mortgage Notes depends primarily on the ability of Trump Plaza and the Taj Mahal to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of Trump Plaza and the Taj Mahal is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of Trump Plaza and the Taj Mahal. There can be no assurance that the future operating performance of Trump Plaza and the Taj Mahal will be sufficient to generate the cash flows required to meet the debt service obligations of Trump Plaza, the Taj Mahal or Trump AC. The ability of Trump Plaza, the Taj Mahal and Trump AC to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time.

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

        Comparison of Three-Month Periods Ended June 30, 2002 and 2003.  The following tables include selected data of Plaza Associates and Taj Associates for the three months ended June 30, 2002 and 2003.

	Three Months Ended June 30,

	2002 Plaza Associates	2003 Plaza Associates	2002 Taj Associates	2003 Taj Associates	2002 Total Trump AC *	2003 Total Trump AC *

	(in thousands)
Revenues:
Gaming	$84,383	$84,432	$132,453	$134,133	$216,836	$218,565
Other	17,755	17,533	27,577	26,798	45,332	44,331

Gross revenues	102,138	101,965	160,030	160,931	262,168	262,896
Less: promotional allowances	22,847	23,208	31,541	32,988	54,388	56,196

Net revenues	79,291	78,757	128,489	127,943	207,780	206,700

Costs and expenses:
Gaming	39,415	37,659	57,041	58,871	96,456	96,530
Other	5,471	5,630	9,516	9,070	14,987	14,700
General and administrative	15,525	17,283	26,162	27,579	41,713	44,904
Depreciation and amortization	4,182	4,633	9,496	10,993	13,678	15,626
Debt renegotiation costs	—	—	—	—	—	300

Total costs and expenses	64,593	65,205	102,215	106,513	166,834	172,060

Income from operations	14,698	13,552	26,274	21,430	40,946	34,640

Interest and other non-operating income	98	96	77	34	310	218
Interest expense	(13,115)	(14,208)	(24,095)	(24,543)	(38,232)	(38,751)

Total non-operating expense, net	(13,017)	(14,112)	(24,018)	(24,509)	(37,922)	(38,533)

Income (loss) before income tax provision	1,681	(560)	2,256	(3,079)	3,024	(3,893)
Income tax provision	—	(367)	—	(583)	—	(950)

Net income (loss)	$1,681	$(927)	$2,256	$(3,662)	$3,024	$(4,843)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended June 30,

	2002 Plaza Associates	2003 Plaza Associates		2002 Taj Associates	2003 Taj Associates		2002 Total Trump AC	2003 Total Trump AC

	(dollars in thousands)
Table Game Revenues	$24,333	$24,498		$35,161	$38,353		$59,494	$62,851
Incr (Decr) over Prior Period		$165			$3,192			$3,357
Table Game Drop	$146,944	$141,275		$217,835	$227,850		$364,779	$369,125
Incr (Decr) over Prior Period		$(5,669)			$10,015			$4,346
Table Win Percentage	16.6%	17.3%		16.1%	16.8%		16.3%	17.0%
Incr (Decr) over Prior Period		0.7	pts		0.7	pts		0.7	pts
Number of Table Games	88	89		139	127		227	216
Incr (Decr) over Prior Period		1			(12)			(11)
Slot Revenues	$60,050	$59,934		$91,887	$90,116		$151,937	$150,050
Incr (Decr) over Prior Period		$(116)			$(1,771)			$(1,887)
Slot Handle	$738,220	$746,112		$1,156,659	$1,129,566		$1,894,879	$1,875,678
Incr (Decr) over Prior Period		$7,892			$(27,093)			$(19,201)
Slot Win Percentage	8.1%	8.0%		7.9%	8.0%		8.0%	8.0%
Incr (Decr) over Prior Period		(0.1	)pts		0.1	pts		––	pts
Number of Slot Machines	2,908	2,950		4,847	4,597		7,755	7,547
Incr (Decr) over Prior Period		42			(250)			(208)

Poker Revenues	––	––		$4,890	$5,188		$4,890	$5,188
Incr (Decr) over Prior Period		––			$298			$298
Number of Poker Tables	––	––		67	66		67	66
Incr (Decr) over Prior Period		––			(1)			(1)
Other Gaming Revenues	––	––		$515	$476		$515	$476
Incr (Decr) over Prior Period		––			$(39)			$(39)
Total Gaming Revenues	$84,383	$84,432		$132,453	$134,133		$216,836	$218,565
Incr (Decr) over Prior Period		$49			$1,680			$1,729
Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	94.0%	95.6%		95.3%	94.6%		94.8%	95.0%
Average Daily Rate (Room Revenue)	$84.07	$80.65		$82.50	$79.01		$83.15	$79.70

        Gaming revenues are the primary source of Trump AC’s revenues. The year over year increase in gaming revenues was primarily due to increased table game revenues at the Taj Mahal.

        Table game revenues increased by approximately $3,357,000, or 5.6%, from the comparable period in 2002 due primarily to a increase in the table game win percentage at both the Taj Mahal and Trump Plaza.  Overall Trump AC’s table win percentage increased to 17.0% from 16.3% in the comparable period in 2002.  Table game revenues represent the amount retained by Trump AC from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”.  The Atlantic City industry table win percentages were 15.8% and 16.3% for the quarters ended June 30, 2002 and 2003, respectively.

        Slot revenues decreased by approximately $1,887,000, or 1.2%, from the comparable period in 2002 primarily as a result of the decreased slot handle at the Taj Mahal attributable to April 2003 unseasonable winter weather in the Atlantic City market as well as adverse economic conditions and the war in Iraq.

        Promotional Allowances increased by approximately $1,808,000, or 3.3%, from the comparable period in 2002 primarily as a result of increases in coin and complimentary hotel services.

        General and Administrative costs and expenses increased by approximately $3,191,000, or 7.6%, from the comparable period in 2002.  Expense increases at both the Taj Mahal and Trump Plaza were primarily related to increased real estate taxes, insurance and utility expenses.  Additionally both the Taj Mahal and Trump Plaza recorded a donation of casino reinvestment obligations.

        Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of June 30, 2003.  In connection with such efforts, Trump AC has incurred approximately $300,000 in debt renegotiation costs in the three months ended June 30, 2003.  Trump AC has since terminated such efforts but intends to revisit the capital markets at a later time if and when more favorable market conditions exist.

        In accordance with the New Jersey Business Tax Reform Act, Trump AC has recorded a provision for current income tax expense of $950,000 for the three months ended June 30, 2003.  There was no comparable expense in the three months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

        Comparison of Six-Month Periods Ended June 30, 2002 and 2003.  The following table includes selected data of Plaza Associates and Taj Associates for the six months ended June 30, 2002 and 2003.

	Six Months Ended June 30,

	2002 Plaza Associates	2003 Plaza Associates	2002 Taj Associates	2003 Taj Associates	2002 Total Trump AC *	2003 Total Trump AC *

	(in thousands)
Revenues:
Gaming	$165,884	$159,863	$262,378	$257,365	$428,262	$417,228
Other	34,377	33,146	53,918	50,875	88,295	84,021

Gross Revenues	200,261	193,009	316,296	308,240	516,557	501,249
Less: promotional allowances	45,106	44,286	62,949	61,762	108,055	106,048

Net revenues	155,155	148,723	253,347	246,478	408,502	395,201

Costs and expenses:
Gaming	77,434	74,390	115,154	116,029	192,588	190,419
Other	10,669	10,424	17,981	17,497	28,650	27,921
General and administrative	31,214	33,350	51,373	54,192	82,627	87,604
Depreciation and amortization	8,501	9,721	18,302	21,352	26,803	31,073
Debt renegotiation costs	—	—	—	—	1,570	300

Total costs and expenses	127,818	127,885	202,810	209,070	332,238	337,317

Income from operations	27,337	20,838	50,537	37,408	76,264	57,884

Interest and other non-operating income	169	175	156	87	558	434
Interest expense	(24,946)	(28,297)	(47,412)	(49,096)	(76,451)	(77,393)

Total non-operating expense	(24,777)	(28,122)	(47,256)	(49,009)	(75,893)	(76,959)

Income (loss) before income tax provision	2,560	(7,284)	3,281	(11,601)	371	(19,075)
Income tax provision	—	(692)	—	(1,117)
—
						(1,809)

Net income (Loss)	$2,560	$(7,976)	$3,281	$(12,718)	$371	$(20,884)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Six Months Ended June 30,

	2002 Plaza Associates	2003 Plaza Associates		2002 Taj Associates	2003 Taj Associates		2002 Total Trump AC	2003 Total Trump AC

	(dollars in thousands)
Table Game Revenues	$49,993	$47,110		$74,517	$78,240		$124,510	$125,350
Incr (Decr) over Prior Period		$(2,883)			$3,723			$840
Table Game Drop	$290,010	$285,199		$443,547	$451,560		$733,557	$736,759
Incr (Decr) over Prior Period		$(4,811)			$8,013			$3,202
Table Win Percentage	17.2%	16.5%		16.8%	17.3%		17.0%	17.0%
Incr (Decr) over Prior Period		(0.7	)pts		0.5	pts		––	pts
Number of Table Games	88	90		139	127		227	217
Incr (Decr) over Prior Period		2			(12)			(10)
Slot Revenues	$115,891	$112,753		$176,933	$168,343		$292,824	$281,096
Incr (Decr) over Prior Period		$(3,138)			$(8,590)			$(11,728)
Slot Handle	$1,441,163	$1,422,101		$2,257,381	$2,105,574		$3,698,544	$3,527,675
Incr (Decr) over Prior Period		$(19,062)			$(151,807)			$(170,869)
Slot Win Percentage	8.0%	7.9%		7.8%	8.0%		7.9%	8.0%
Incr (Decr) over Prior Period		(0.1	)pts		0.2	pts		0.1	pts
Number of Slot Machines	2,877	2,956		4,852	4,719		7,729	7,675
Incr (Decr) over Prior Period		79			(133)			(54)
Poker Revenues	—	—		$9,881	$9,841		$9,881	$9,841
Incr (Decr) over Prior Period		—			$(40)			$(40)
Number of Poker Tables	—	—		67	66		67	66
Incr (Decr) over Prior Period		—			(1)			(1)
Other Gaming Revenues	—	—		$1,047	$941		$1,047	$941
Incr (Decr) over Prior Period					$(106)			$(106)
Total Gaming Revenues	$165,884	$159,863		$262,378	$257,365		$428,262	$417,228
Incr (Decr) over Prior Period		$(6,021)			$(5,013)			$(11,034)
Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	92.8%	91.7%		94.8%	93.5%		94.0%	92.8%
Average Daily Rate (Room Revenue)	$81.00	$78.34		$78.58	$76.40		$79.61	$77.21

        Gaming revenues are the primary source of Trump AC’s revenues.  The year over year decrease in gaming revenues was primarily due to a decrease in slot activity.

        Table game revenues increased by approximately $840,000, or .7%, from the comparable period in 2002 due primarily to a increase in table game drop at the Taj Mahal.  Overall Trump AC’s table win percentage at 17.0% remained constant with the comparable period in 2002.  Table game revenues represent the amount retained by Trump AC from amounts wagered at table games.  The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”.  The Atlantic City industry table win percentages were 16.0% and 16.4% for the six months ended June 30, 2002 and 2003, respectively.

        Slot revenues decreased by approximately $11,728,000, or 4.0%, from the comparable period in 2002 primarily as a result of severe winter weather conditions in the Atlantic City market as well as adverse economic conditions and the war in Iraq.

        Promotional Allowances decreased by approximately $2,007,000, or 1.9%, from the comparable period in 2002 primarily as a result of decreases in coin and complimentary hotel services associated with decreased gaming revenues.

        Gaming costs and expenses decreased by approximately $2,169,000, or 1.1%, from the comparable period in 2002 primarily due to decreases in bad debts and slot machine rental fees at Trump Plaza offset by an increase in bad debts at the Taj Mahal.

        General and Administrative costs and expenses increased by approximately $4,977,000, or 6.0%, from the comparable period in 2002.  Expense increases at both the Taj Mahal and Trump Plaza were primarily related to increased real estate taxes, insurance and utility expenses.  Additionally both the Taj Mahal and Trump Plaza recorded a donation of casino reinvestment obligations.

        Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of June 30, 2003.  In connection with such efforts, Trump AC has incurred approximately $1,570,000 and $300,000 in debt renegotiation costs in the six months ended June 30, 2002 and 2003, respectively.  Trump AC has since terminated such efforts but intends to revisit the capital markets at a later time if and when more favorable market conditions exist.

        In accordance with the New Jersey Business Tax Reform Act, Trump AC has recorded a provision for current income tax expense of $1,809,000 for the six months ended June 30, 2003.  There was no comparable expense in the six months ended June 30, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Management has reviewed the disclosure requirements for Item 3 and, based upon the Registrants’ current capital structure, scope of operations and financial statement structure, management believes that such disclosure is not warranted at this time. Since conditions may change, the Registrants will periodically review their compliance with this disclosure requirement to the extent applicable.

ITEM 4—CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

        General.  From time to time, Trump AC, its partners, certain members of its former executive committee, and certain of its employees are involved in various legal proceedings.  In general, Trump AC has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not Applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5 — OTHER INFORMATION

        On June 25, 2003, the New Jersey Casino Control Commission renewed each of Taj Associates’ and Plaza Associates’ casino license to operate the Taj Mahal and Trump Plaza, respectively, through June 25, 2007.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Current Reports on Form 8-K:

        The Registrants filed a Current Report on Form 8-K with the SEC on April 30, 2003 regarding its earnings press release for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES
(Registrant)

	By:	TRUMP ATLANTIC CITY HOLDING, INC., its Managing General Partner

Date: August 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC.
(Registrant)

Date: August 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC.
(Registrant)

Date: August 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC.
(Registrant)

Date: August 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.