Form 10-Q
period 2003-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2003-11-14
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Yes  ☐  No  ☒

As of November 14, 2003, there were 100 shares of Trump Atlantic City Funding, Inc.’s Common Stock outstanding.

As of November 14, 2003, there were 100 shares of Trump Atlantic City Funding II, Inc.’s Common Stock outstanding.

As of November 14, 2003, there were 100 shares of Trump Atlantic City Funding III, Inc.’s Common Stock outstanding.

Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,007	$108,946
Receivables, net	24,632	25,265
Inventories	8,740	8,460
Other current assets	7,512	10,449

Total current assets	119,891	153,120
PROPERTY AND EQUIPMENT, NET	1,268,125	1,256,785
DEFERRED LOAN COSTS, NET	10,675	7,853
OTHER ASSETS	39,436	41,004

Total assets	$1,438,127	$1,458,762

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,199	$16,603
Accounts payable and accrued expenses	90,401	98,749
Accrued interest payable	24,375	60,938
Due to affiliates, net	9,104	11,036

Total current liabilities	136,079	187,326
LONG-TERM DEBT, net of current maturities	1,316,284	1,317,575
OTHER LONG-TERM LIABILITIES	13,829	13,887

Total liabilities	1,466,192	1,518,788

CAPITAL/(DEFICIT):
Partners’ capital	224,841	220,881
Accumulated deficit	(252,906)	(280,907)

Total capital/(deficit)	(28,065)	(60,026)

Total liabilities and capital/(deficit)	$1,438,127	$1,458,762

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
REVENUES:
Gaming	$239,678	$221,313	$667,940	$638,541
Rooms	16,580	15,938	45,742	43,860
Food and beverage	25,274	25,595	71,007	70,178
Other	8,138	7,743	21,538	19,259

Gross revenues	289,670	270,589	806,227	771,838
Less-Promotional allowances	56,913	63,781	164,968	169,829

Net revenues	232,757	206,808	641,259	602,009

COSTS AND EXPENSES:
Gaming	102,192	100,752	294,780	291,171
Rooms	6,315	5,821	19,372	18,238
Food and beverage	8,457	8,522	24,050	24,026
General and administrative	45,046	42,490	127,673	130,094
Depreciation and amortization	14,729	16,772	41,532	47,845
Debt renegotiation costs	—	—	1,570	300

	176,739	174,357	508,977	511,674

Income from operations	56,018	32,451	132,282	90,335

NON-OPERATING INCOME AND (EXPENSE):
Interest and other non-operating income	251	98	809	532
Interest expense	(38,383)	(38,528)	(114,834)	(115,921)

Non-operating expense, net	(38,132)	(38,430)	(114,025)	(115,389)

Income (Loss) before income tax provision	17,886	(5,979)	18,257	(25,054)
Income tax provision	(2,768)	(1,138)	(2,768)	(2,947)

NET INCOME (LOSS)	$15,118	$(7,117)	$15,489	$(28,001)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2002	$224,841	$(252,906)	$(28,065)
Partnership distribution	(3,960)	—	(3,960)
Net loss	—	(28,001)	(28,001)

Balance, September 30, 2003	$220,881	$(280,907)	$(60,026)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,489	$(28,001)
Adjustments to reconcile net income (loss) to net cash flows from operating activities —
Non-cash charges —
Depreciation and amortization	41,532	47,845
Accretion of discounts on indebtedness	368	325
Provisions for losses on receivables	5,762	3,616
Amortization of deferred loan offering costs	3,170	2,822
Valuation allowance of CRDA investments	3,246	3,483
Increase in receivables	(1,677)	(4,249)
Decrease in inventories	139	280
(Increase) decrease in amounts due from affiliates	(3,041)	1,932
Increase in other current assets	(2,793)	(3,068)
(Increase) decrease in other assets	(330)	994
Increase in accounts payable, accrued expenses and other liabilities	22,313	44,918

Net cash provided by operating activities	84,178	70,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,405)	(17,639)
Purchase of CRDA investments, net	(7,940)	(6,997)

Net cash used in investing activities	(22,345)	(24,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(7,713)	(12,362)
Distributions to parent company	—	(3,960)

Net cash used in financing activities	(7,713)	(16,322)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,120	29,939
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,909	79,007

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,029	$108,946

CASH INTEREST PAID	$74,734	$76,212

Supplemental Disclosure of noncash activities:
Purchase of property and equipment under capitalized lease obligations	$16,610	$17,732

Partnership Distribution	$101,341	$—

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC” or the “Company”), and its subsidiaries: (i) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”) which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza”), (ii) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Taj Mahal”), (iii) Trump Atlantic City Funding, Inc. (“Trump AC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”). Trump AC’s sole sources of liquidity are distributions in respect of its interests in Plaza Associates and Taj Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Plaza Associates and Taj Associates. There are no restrictions on the ability of Plaza Associates and Taj Associates, the primary guarantors (the “Subsidiary Guarantors”) of the 11¼% First Mortgage Notes due May 1, 2006 issued by (i) Trump AC and Trump AC Funding, (ii) Trump AC and Trump AC Funding II and (iii) Trump AC and Trump AC Funding III (collectively, the “Trump AC Mortgage Notes”) to distribute funds to Trump AC in respect of the guaranteed debt.

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

Trump AC has no operations, except for its ownership of Plaza Associates and Taj Associates. A substantial portion of Trump AC’s revenues are derived from its gaming operations. The Atlantic City market is very competitive, especially since the opening of the Borgata by a joint venture of MGM Mirage and Boyd Gaming in Atlantic City’s marina district in July 2003, and is anticipated to become more competitive in the future.

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

The casino industry in Atlantic City is seasonal in nature with the peak season being the spring and summer months; therefore, results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for a full year.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reclassifications

Certain reclassifications and disclosures have been made to prior year financial statements for them to be in conformity with the current year presentation.

(2) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2002 and September 30, 2003, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3) Combined Financial Information — Trump AC Funding, Trump AC Funding II and Trump AC Funding III

Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2002	September 30, 2003
		(unaudited)
Total Assets (including First Mortgage Notes receivable of $1,298,747,000 at December 31, 2002 and $1,299,073,000 at September 30, 2003 and related interest receivable)	$1,323,122,000	$1,360,011,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,298,747,000 at December 31, 2002 and $1,299,073,000 at September 30, 2003 and related interest payable)	$1,323,122,000	$1,360,011,000

	Nine Months Ended September 30,
	2002	2003
Interest Income	$109,687,000	$109,687,000

Interest Expense	109,687,000	109,687,000

Net Income	$—	$—

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements, ending after December 15, 2003, as amended. Trump AC is still evaluating whether it has any variable entities, which will be subject to consolidation pursuant to FIN No. 46.

(5) Debt Renegotiation Costs

Debt renegotiation costs represent expenditures incurred with attempts to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of September 30, 2003. Trump AC has incurred approximately $1,570,000 and $300,000 in Debt Renegotiation Costs in the nine months ended September 30, 2002 and 2003, respectively. Trump AC has since terminated such efforts. Accordingly, the debt renegotiation costs have been expensed in the accompanying statements of operations. Trump AC may renew its efforts to refinance or modify the Trump AC Mortgage Notes at a later date if and when capital market conditions are favorable.

(6) Partnership Distribution

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the quarter ended June 30, 2002, Trump AC declared a partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements. Previously, these amounts were presented as Advances to Affiliates on the balance sheet. During the nine months ended September 30, 2003, Trump AC declared cash partnership distributions to THCR of $3,960,000 consisting of operating expense reimbursements.

(7) State of New Jersey Income Taxes

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In addition on July 1, 2003, the New Jersey legislature passed a law (“New Jersey Profits Tax”) which imposes a 7.5% tax on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino. In accordance with the Acts, Trump AC has recorded a provision for current income tax expense of $2,768,000 and $2,947,000 (including $175,000 related to the New Jersey Profits Tax) for the nine months ended September 30, 2002 and 2003, respectively.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) New Jersey Casino Taxes

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three and nine months ended September 30, 2003, Trump AC has recorded a charge to income tax expense on the statement of operations for $175,000 related to the profits tax.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                                   OPERATIONS

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

The Company Has Substantial Indebtedness Maturing in May 2006.

The Company’s indebtedness consists primarily of the Trump AC Mortgage Notes which mature on May 1, 2006. At September 30, 2003, the outstanding principal balance of the Trump AC Mortgage Notes was approximately $1.3 billion. Interest expense as a percentage of net revenues was 17.9% and 19.3% for the nine months ended September 30, 2002 and 2003, respectively.

The Atlantic City market is very competitive, especially since the opening of the Borgata by a joint venture of MGM Mirage and Boyd Gaming in Atlantic City’s marina district in July 2003, and is anticipated to become more competitive in the future. Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of the Trump AC Properties. Management believes that the Company must provide for capital expenditures to compete effectively. See “Financial Condition — Liquidity and Capital Resources.”

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

We are continuously exploring ways to improve our capital structure and enhance our properties and their operating efficiencies. Some potential efforts contemplated include: (i) recapitalizing our company, (ii) further reducing our overhead costs and interest expenses in order to pursue capital expansion plans, such as the addition of hotel rooms, (iii) selling one or more of our assets, (iv) optimizing our labor resources and (v) utilizing the latest technology with proven economies of scale (e.g., coinless slot machines). There can be no assurances, however, that we will be successful in effecting any such efforts or doing so in a timely manner, or, if effected, in realizing significant costs savings in order to maintain or enhance our competitiveness.

We Do Not Know Whether the Borgata Will Continue to Adversely Affect Us in the Long Term.

In July 2003, the Borgata Casino Hotel and Spa opened in Atlantic City’s marina district. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues. Since its opening, the Borgata has not grown the Atlantic City market as had been originally anticipated and, along with a sluggish economy and adverse weather conditions, has adversely affected the results of the Trump AC Properties, compared to the same period in the prior year. Borgata’s effect, however, may be temporary and attributable to the desire of gaming patrons to visit a new casino. The Borgata has not been operating long enough to determine whether or not it will adversely affect the Trump AC Properties and the Company in the long term. While we believe that the Borgata may attract additional visitors to Atlantic City in the long term, it is possible that the Borgata could have an adverse effect on the long-term business and operations of the Trump AC Properties. See “Financial Condition — Liquidity and Capital Resources.”

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

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three and nine months ended September 30, 2003, Trump AC has recorded a charge to income tax expense on the statement of operations for $175,000 related to the profits tax.

Future changes in state taxation of casino gaming companies cannot be predicted, and any such changes could adversely affect our profitability.

Our Business is Subject to a Variety of Other Risks and Uncertainties

Our financial condition and results of operations could be adversely affected by other events and uncertainties that are unforseeable and/or beyond our control, such as (i) capital market conditions which could diminish our ability to raise capital for refinancing the Trump AC Mortgage Notes and other debt or to pursue other alternatives, (ii) future acts of terrorism or terrorism threats and their impact on capital markets, the economy, consumer behavior and operating expenses, including insurance premiums, (iii) competition from existing and potential new competitors in Atlantic City and other nearby markets, which is expected to increase over the next five years, (iv) regulatory changes, and (v) adverse or unfavorable weather forecasts and conditions.

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

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company extends credit to certain qualified patrons on a discretionary basis. Credit play as a percentage of total dollars wagered on table games has historically been approximately 20%. Trump Taj Mahal and Trump Plaza establishes credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors, including a credit check of the patron, a verification of the patron’s personal checking account balance and current credit limits and indebtedness at other casinos in the United States, as well as many island casinos. The Company provides an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements ending after December 15, 2003. Trump AC is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

Financial Condition —

Liquidity and Capital Resources

Cash flows from operating activities of Trump Plaza and the Taj Mahal are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the Trump AC Mortgage Notes and by its already high levels of indebtedness. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Although we expect the Company to have sufficient liquidity from the operating activities of Trump Plaza and the Taj Mahal to meet its short-term obligations, there can be no assurances in this regard. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes.

Trump Plaza and the Taj Mahal also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. Because of the high levels of interest expense related to the Trump AC Mortgage Notes, the Company’s capital expenditures in recent years at Trump Plaza and the Taj Mahal have been limited and have prevented the Company from pursuing various capital expansion plans, such as the addition of more hotel rooms which might improve its competitive position.

In July 2003, the Borgata, a casino hotel built through a joint venture of MGM Mirage and Boyd Gaming, opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of the Trump AC Properties. The long term impact, however, of the Borgata on Atlantic City’s casinos and, in particular, the Trump AC Properties, cannot be ascertained at this time. See “General; We Do Not Know Whether the Borgata Will Continue to Adversely Affect Us in the Long Term.”

Because the Company has substantial indebtedness and related interest expense, we have not been able to pursue various capital expenditures, such as the addition of more hotel rooms. The inability to finance and make capital improvements to our properties could result in a deterioration of our competitive position. Capital expenditures at the Trump AC Properties for the nine months ended September 30, 2002 and 2003 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
Purchase of Property & Equipment	$10,021	$4,384	$14,405
Capital Lease Additions (a)	8,269	8,341	16,610

Total Capital Expenditures	$18,290	$12,725	$31,015

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Purchase of Property & Equipment	$14,454	$3,185	$17,639
Capital Lease Additions (a)	10,609	7,123	17,732

Total Capital Expenditures	$25,063	$10,308	$35,371

(a)	Capital lease additions were principally slot machines.

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the quarter ended June 30, 2002, Trump AC declared a partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements. Previously these amounts were presented as Advances to Affiliates on the balance sheet. During the nine months ended September 30, 2003, Trump AC declared cash partnership distributions to THCR of $3,960,000 consisting of operating expense reimbursements.

We are continuously exploring ways to improve our capital structure and enhance our properties and their operating efficiencies. Some potential efforts contemplated include: (i) recapitalizing our company, (ii) further reducing our overhead costs and interest expenses in order to pursue capital expansion plans, such as the addition of hotel rooms, (iii) selling one or more of our assets, (iv) optimizing our labor resources and (v) utilizing the latest technology with proven economies of scale (e.g., coinless slot machines). There can be no assurances, however, that we will be successful in effecting any such efforts or doing so in a timely manner, or, if effected, in realizing significant costs savings in order to maintain or enhance our competitiveness.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In addition on July 1, 2003, the New Jersey legislature passed a law (“New Jersey Profits Tax”) which imposes a 7.5% tax on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino. In accordance with the Acts, Trump AC has recorded a provision for current income tax expense of $2,768,000 and $2,947,000 (including $175,000 related to the New Jersey Profits Tax) for the nine months ended September 30, 2002 and 2003, respectively.

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three and nine months ended September 30, 2003 Trump AC has recorded a charge to income tax expense on the statement of operations for $175,000 related to the profits tax.

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

The indentures governing the public indebtedness of Trump AC restrict such entity’s ability to make distributions to THCR Holdings. In addition, the ability of Plaza Associates and Taj Associates (through Trump AC) to make payments, dividends or distributions to THCR Holdings may be restricted by the New Jersey Casino Control Commission (“CCC”).

“Events of Default.” Pursuant to each of the indentures governing the Trump AC Mortgage Notes (collectively, the “Indentures”), if an “Event of Default” occurs and is continuing, the trustee or the holders of 25.0% of the aggregate principal amount of the respective debt issue then outstanding, by notice in writing to the respective issuer or issuers, may, and the trustee at the request of such holders shall, declare all principal and accrued interest of such debt issue to be immediately due and payable. An “Event of Default” under each of the Indentures includes, but is not limited to, the occurrence of one or more of the following events: (i) a default in an installment payment of any interest (including any defaulted interest) on a respective debt issue when due and payable and which continues for 30 days; (ii) any Indebtedness (as defined) of the respective issuers or any of their Subsidiaries (as defined) for borrowed money having an outstanding principal amount of $20.0 million in the aggregate becoming by declaration or otherwise, due and payable prior to its stated maturity; (iii) one or more judgments, orders or decrees for the payment of money in excess of $10.0 million, either individually or in the aggregate, being rendered against the respective issuers or any of their Subsidiaries (as defined) or any of their respective properties and not discharged, and either an enforcement proceeding shall have been consummated by any creditor upon such judgment, order or decree or there shall be a period of 60 days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; (iv) an entry by a court having competent jurisdiction in the premises of a decree or order for relief in an involuntary case or proceeding under any applicable bankruptcy law or a decree or order adjudging the respective issuers or any of their Significant Subsidiaries (as defined) bankrupt or insolvent or seeking reorganization, arrangement, adjustment or composition of or in respect of the issuers or any of their Significant Subsidiaries (as defined) under any applicable federal or state law; and (v) the issuers or any of their Significant Subsidiaries (as defined) commencing a voluntary case or proceeding under any applicable bankruptcy law or any other case or proceeding to be adjudicated bankrupt or insolvent or the issuers or any of their Significant Subsidiaries (as defined) filing a petition, answer or consent seeking reorganization or relief under any applicable federal or state law.

Results of Operations: Operating Revenues and Expenses

The financial information presented below reflects the results of operations of Plaza Associates and Taj Associates. Because Trump AC has no business operations other than its interests in Plaza Associates and Taj Associates, its results of operations are not discussed below.

Comparison of Three-Month Periods Ended September 30, 2002 and 2003. The following tables include selected data of Plaza Associates and Taj Associates for the three months ended September 30, 2002 and 2003.

	Three Months Ended September 30,
	2002 Plaza Associates	2003 Plaza Associates	2002 Taj Associates	2003 Taj Associates	2002 Total Trump AC *	2003 Total Trump AC *
	(in thousands)
Revenues:
Gaming	$93,549	$83,455	$146,129	$137,858	$239,678	$221,313
Other	18,801	19,186	31,191	30,090	49,992	49,276

Gross revenues	112,350	102,641	177,320	167,948	289,670	270,589
Less: promotional allowances	24,625	25,800	32,288	37,981	56,913	63,781

Net revenues	87,725	76,841	145,032	129,967	232,757	206,808

Costs and expenses:
Gaming	40,071	38,956	62,121	61,796	102,192	100,752
Other	5,430	5,754	9,342	8,589	14,772	14,343
General and administrative	16,947	16,163	28,067	26,232	45,046	42,490
Depreciation and amortization	4,965	5,423	9,764	11,349	14,729	16,772

Total costs and expenses	67,413	66,296	109,294	107,966	176,739	174,357

Income from operations	20,312	10,545	35,738	22,001	56,018	32,451

Interest and other non-operating income (expense)	76	44	39	(15)	251	98
Interest expense	(13,888)	(13,922)	(24,495)	(24,606)	(38,383)	(38,528)

Total non-operating expense, net	(13,812)	(13,878)	(24,456)	(24,621)	(38,132)	(38,430)

Income (loss) before income tax provision	6,500	(3,333)	11,282	(2,620)	17,886	(5,979)
Income tax provision	(978)	(449)	(1,790)	(689)	(2,768)	(1,138)

Net income (loss)	$5,522	$(3,782)	$9,492	$(3,309)	$15,118	$(7,117)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended September 30,
	2002 Plaza Associates	2003 Plaza Associates		2002 Taj Associates	2003 Taj Associates		2002 Total Trump AC	2003 Total Trump AC
	(dollars in thousands)
Table Game Revenues (1)	$27,367	$20,903		$41,550	$37,189		$68,917	$58,092
Incr (Decr) over Prior Period		$(6,464)			$(4,361)			$(10,825)
Table Game Drop (2)	$168,230	$158,096		$257,044	$233,611		$425,274	$391,707
Incr (Decr) over Prior Period		$(10,134)			$(23,433)			$(33,567)
Table Win Percentage (3)	16.3%	13.2%		16.2%	15.9%		16.2%	14.8%
Incr (Decr) over Prior Period		(3.1	)pts		(0.3	)pts		(1.4	)pts
Number of Table Games	88	90		139	127		227	217
Incr (Decr) over Prior Period		2			(12)			(10)
Slot Revenues (4)	$66,182	$62,552		$98,548	$94,643		$164,730	$157,195
Incr (Decr) over Prior Period		$(3,630)			$(3,905)			$(7,535)
Slot Handle (5)	$820,076	$780,985		$1,219,085	$1,184,689		$2,039,161	$1,965,674
Incr (Decr) over Prior Period		$(39,091)			$(34,396)			$(73,487)
Slot Win Percentage (6)	8.1%	8.0%		8.1%	8.0%		8.1%	8.0%
Incr (Decr) over Prior Period		(0.1	)pts		(0.1	)pts		(0.1	)pts
Number of Slot Machines	2,982	2,946		4,823	4,670		7,805	7,616
Incr (Decr) over Prior Period		(36)			(153)			(189)
Poker Revenues	—	—		$5,428	$5,603		$5,428	$5,603
Incr (Decr) over Prior Period		—			$175			$175
Number of Poker Tables	—	—		68	66		68	66
Incr (Decr) over Prior Period		—			(2)			(2)
Other Gaming Revenues	—	—		$603	$423		$603	$423
Incr (Decr) over Prior Period		—			$(180)			$(180)
Total Gaming Revenues	$93,549	$83,455		$146,129	$137,858		$239,678	$221,313
Incr (Decr) over Prior Period		$(10,094)			$(8,271)			$(18,365)
Number of Guest Rooms	904	904		1,250	1,250		2,154	2,154
Occupancy Rate	96.7%	96.8%		98.0%	98.5%		96.4%	97.8%
Average Daily Rate (Room Revenue)	$84.38	$81.86		$86.91	$82.54		$86.75	$82.26

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased table game and slot revenues at both the Taj Mahal and Trump Plaza which was principally the result of the lack of overall market growth to accommodate the Borgata opening as well as a sluggish economy and poor weather conditions, including Hurricane Isabel in September.

Table game revenues decreased by approximately $10,825,000, or 15.7%, from the comparable period in 2002 due to decreases in the table game drop as well as the table win percentage principally at Trump Plaza. Overall Trump AC’s table win percentage decreased to 14.8% from 16.2% in the comparable period in 2002. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 15.5% and 15.2% for the quarters ended September 30, 2002 and 2003, respectively.

Slot revenues decreased by approximately $7,535,000, or 4.6%, from the comparable period in 2002 primarily as a result of the decreased slot handle at both the Taj Mahal and Trump Plaza.

Promotional Allowances increased by approximately $6,868,000, or 12.1%, from the comparable period in 2002 primarily as a result of increases in coin expense and complimentary hotel services.

Gaming costs and expenses decreased by approximately $1,440,000, or 1.4%, from the comparable period in 2002 primarily due to decreases in payroll and bad debt expenses.

General and Administrative costs and expenses decreased by approximately $2,556,000, or 5.7%, from the comparable period in 2002. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreases in employee benefits partially offset by increases in insurance and utility expenses.

In accordance with the New Jersey Business Tax Reform Act, Trump AC has recorded a provision for current income tax expense of $2,768,000 and $963,000 for the three months ended September 30, 2002 and 2003. The comparable expense in the three months ended September 30, 2002 was cumulative and retroactive to January 1, 2002 since this change was recorded beginning in the period in which the tax law was passed (third quarter 2002) pursuant to the accounting literature in Financial Accounting Standards Board Statement Number 109, “Accounting for Income Taxes.”

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three and nine months ended September 30, 2003 Trump AC has recorded a charge to income tax expense on the statement of operations for $175,000 related to the profits tax.

Comparison of Nine-Month Periods Ended September 30, 2002 and 2003. The following table includes selected data of Plaza Associates and Taj Associates for the nine months ended September 30, 2002 and 2003.

	Nine Months Ended September 30,
	2002 Plaza Associates	2003 Plaza Associates	2002 Taj Associates	2003 Taj Associates	2002 Total Trump AC *	2003 Total Trump AC *
	(in thousands)
Revenues:
Gaming	$259,433	$243,318	$408,507	$395,223	$667,940	$638,541
Other	53,178	52,332	85,109	80,965	138,287	133,297

Gross Revenues	312,611	295,650	493,616	476,188	806,227	771,838
Less: promotional allowances	69,731	70,086	95,237	99,743	164,968	169,829

Net revenues	242,880	225,564	398,379	376,445	641,259	602,009

Costs and expenses:
Gaming	117,505	113,346	177,275	177,825	294,780	291,171
Other	16,099	16,178	27,323	26,086	43,422	42,264
General and administrative	48,161	49,513	79,440	80,424	127,673	130,094
Depreciation and amortization	13,466	15,144	28,066	32,701	41,532	47,845
Debt renegotiation costs	—	—	—	—	1,570	300

Total costs and expenses	195,231	194,181	312,104	317,036	508,977	511,674

Income from operations	47,649	31,383	86,275	59,409	132,282	90,335

Interest and other non-operating income	245	219	195	72	809	532
Interest expense	(38,834)	(42,219)	(71,907)	(73,702)	(114,834)	(115,921)

Total non-operating expense	(38,589)	(42,000)	(71,712)	(73,630)	(114,025)	(115,389)

Income (loss) before income tax provision	9,060	(10,617)	14,563	(14,221)	18,257	(25,054)
Income tax provision	(978)	(1,141)	(1,790)	(1,806)	(2,768)	(2,947)

Net income (Loss)	$8,082	$(11,758)	$12,773	$(16,027)	$15,489	$(28,001)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Nine Months Ended September 30,
	2002 Plaza Associates	2003 Plaza Associates		2002 Taj Associates	2003 Taj Associates	2002 Total Trump AC	2003 Total Trump AC
	(dollars in thousands)
Table Game Revenues (1)	$77,360	$68,013		$116,067	$115,430	$193,427	$183,443
Incr (Decr) over Prior Period		$(9,347)			$(637)		$(9,984)
Table Game Drop (2)	$458,240	$443,295		$700,590	$685,171	$1,158,830	$1,128,466
Incr (Decr) over Prior Period		$(14,945)			$(15,419)		$(30,364)
Table Win Percentage (3)	16.9%	15.3%		16.6%	16.8%	16.7%	16.3%
Incr (Decr) over Prior Period		(1.6	) pts		0.2 pts		(0.4	) pts
Number of Table Games	88	90		139	127	227	217
Incr (Decr) over Prior Period		2			(12)		(10)
Slot Revenues (4)	$182,073	$175,305		$275,481	$262,985	$457,554	$438,290
Incr (Decr) over Prior Period		$(6,768)			$(12,496)		$(19,264)
Slot Handle (5)	$2,261,239	$2,203,086		$3,476,466	$3,290,264	$5,737,705	$5,493,350
Incr (Decr) over Prior Period		$(58,153)			$(186,202)		$(244,355)
Slot Win Percentage (6)	8.1%	8.0%		7.9%	8.0%	8.0%	8.0%
Incr (Decr) over Prior Period		(0.1	) pts		0.1 pts		— pts
Number of Slot Machines	2,912	2,953		4,843	4,703	7,755	7,656
Incr (Decr) over Prior Period		41			(140)		(99)
Poker Revenues	—	—		$15,309	$15,444	$15,309	$15,444
Incr (Decr) over Prior Period		—			$135		$135
Number of Poker Tables	—	—		68	66	68	66
Incr (Decr) over Prior Period		—			(2)		(2)
Other Gaming Revenues	—	—		$1,650	$1,364	$1,650	$1,364
Incr (Decr) over Prior Period		—			$(286)		$(286)
Total Gaming Revenues	$259,433	$243,318		$408,507	$395,223	$667,940	$638,541
Incr (Decr) over Prior Period		$(16,115)			$(13,284)		$(29,399)
Number of Guest Rooms	904	904		1,250	1,250	2,154	2,154
Occupancy Rate	94.1%	93.5%		95.9%	95.2%	95.1%	94.4%
Average Daily Rate (Room Revenue)	$82.17	$79.57		$81.45	$78.54	$81.76	$78.97

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased table game and slot revenues at both the Taj Mahal and Trump Plaza. The decrease in total gaming revenue was principally caused by severe winter weather conditions in the Atlantic City Market, adverse economic conditions and the war in Iraq. In addition, during the third quarter of 2003 the lack of overall market growth to accommodate the Borgata opening as well as a sluggish economy and poor weather conditions, including Hurricane Isabel in September, also contributed to this year-over-year decrease.

Table game revenues decreased by approximately $9,984,000, or 5.2%, from the comparable period in 2002 due to decreases in the table game drop at both the Taj Mahal and Trump Plaza. Overall Trump AC’s table win percentage decreased to 16.3% from 16.7% in the comparable period in 2002. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 15.8% and 16.0% for the nine months ended September 30, 2002 and 2003, respectively.

Slot revenues decreased by approximately $19,264,000, or 4.2%, from the comparable period in 2002 primarily as a result of the decreased slot handle at both the Taj Mahal and Trump Plaza.

Promotional Allowances increased by approximately $4,861,000, or 2.9%, from the comparable period in 2002 primarily as a result of increases in coin expense and complimentary hotel services.

Gaming costs and expenses decreased by approximately $3,609,000, or 1.2%, from the comparable period in 2002 primarily due to decreases in payroll and bad debt expenses at Trump Plaza.

General and Administrative costs and expenses increased by approximately $2,421,000, or 1.9%, from the comparable period in 2002. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to increased real estate taxes, insurance and utility expenses. Additionally both the Taj Mahal and Trump Plaza recorded a donation of casino reinvestment obligations which resulted in a charge of $1,480,000 for the nine months ended September 30, 2003.

Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1,300,000,000 aggregate principal amount as of September 30, 2003. In connection with such efforts, Trump AC has incurred approximately $1,570,000 and $300,000 in debt renegotiation costs in the nine months ended September 30, 2002 and 2003, respectively. Trump AC has since terminated such efforts but intends to revisit the capital markets at a later time if and when more favorable market conditions exist.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. We have limited exposure to market risk due to the fact that the interest rates on our long term debt are fixed and we do not utilize these financial instruments for trading purposes.

The carrying amount of the following financial instruments approximates fair value as follows: (a) cash and cash equivalents, receivables and payables are based on the short-term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	September 30, 2003
	Carrying Amount	Fair Value
	(in thousands)
$1.2 billion 11- 1/4% First Mortgage Notes due 2006	$1,200,000	$936,000
$75 million 11- 1/4% First Mortgage Notes due 2006	$74,378	$58,500
$25 million 11- 1/4% First Mortgage Notes due 2006	$24,695	$19,500

ITEM 4 — CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

General. Currently and from time to time, Trump AC, its partners, certain members of its former executive committee, executive officers and certain of its employees are involved in various legal proceedings incidental to Trump AC’s business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcomes of these matters are not likely to have a material adverse effect upon the Registrants’ results of operations or financial position. In general, Trump AC has agreed to indemnify its partners, executive officers and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 2 — CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

On September 17, 2003, Trump AC was added as a party to that certain Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, THCR and THCR Holdings (the “Amended Executive Agreement”). As disclosed in THCR’s 2003 proxy statement, Mr. Trump, THCR and THCR Holdings had entered into the Amended Executive Agreement on April 10, 2003 in consideration for Mr. Trump terminating his Services Agreement, dated December 28, 1995, with Trump Marina Associates, L.P. (“Trump Marina”) in connection with a March 2003 private placement of first and second priority mortgage notes secured, in part, by the assets of, and guaranteed by, Trump Marina. Other than adding Trump AC as a party to the Amended Executive Agreement, none of the terms of such agreement were changed. A copy of the Amended Executive Agreement, as amended, is filed as an exhibit to this Form 10-Q.

Subsequent Event. On November 5, 2003, Standard & Poor’s Rating Services (“S&P”) revised its outlook for the Trump AC Mortgage Notes from stable to negative. At the same time, however, S&P affirmed its “CCC+” corporate and senior secured debt ratings for the Trump AC Mortgage Notes.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

10.1	*	Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

31.1		Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

b. Current Reports on Form 8-K:

THCR filed a Current Report on Form 8-K with the SEC on July 23, 2003 regarding its earnings press release, including the results of Trump AC, for the second quarter and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES (Registrant)

	By:	TRUMP ATLANTIC CITY HOLDING, INC., its Managing General Partner

Date: November 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC. (Registrant)

Date: November 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC. (Registrant)

Date: November 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC. (Registrant)

Date: November 14, 2003	By:	/s/ FRANCIS X. MCCARTHY, JR.

Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit No.	Description

10.1*	Amended and Restated Executive Agreement, effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.