Form 10-K
period 2003-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2004-03-30
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Commission File No.: 333-00643-02

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

Commission File No.: 333-43979-03

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

Commission File No.: 333-43975-03

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

Yes ☐ No ☒

The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of March 30, 2004 was $0.

The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of March 30, 2004 was $0.

The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of March 30, 2004 was $0.

As of March 30, 2004, there were 100 shares of Trump Atlantic City Funding, Inc.’s common stock outstanding.

As of March 30, 2004, there were 100 shares of Trump Atlantic City Funding II, Inc.’s common stock outstanding.

As of March 30, 2004, there were 100 shares of Trump Atlantic City Funding III, Inc.’s common stock outstanding.

Documents Incorporated by Reference-None.

FORM 10K

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contains words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” or the negative or other variations thereof or comparable terminology. In particular, they include statements relating to, among other things, future actions, new projects, strategies, proposals, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors as well as other factors described from time to time in our reports filed with the Securities and Exchange Commission (the SEC):

•	completion of the recently proposed recapitalization plan, intended to reduce indebtedness and provide capital (See “Business; Recent Events”), is subject to numerous contingencies, many of which are beyond the control of our parent Company, Trump Hotels & Casino Resorts, Inc., or THCR, and cannot be assured;

•	if the proposed recapitalization plan is not consummated, THCR will have to consider its alternatives which may include transactions that may have unforeseeable consequences to the holders of THCR’s equity and its subsidiaries’ indebtedness, including the Trump AC Mortgage Notes;

•	our operating results may increasingly become uncertain if we are not able to make certain capital expenditures which we have not been able to make in light of our high levels of indebtedness and related interest expense;

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to available and feasible financing and insurance;

•	changes in laws (including increased tax rates), regulations or accounting standards, insurance premiums, and third-party relations and approvals, and decisions of courts, regulators and governmental bodies;

•	litigation outcomes and judicial actions, including gaming legislative action, referenda and taxation;

•	ability of our customer-tracking programs to continue to increase or sustain customer loyalty;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents;

•	abnormal gaming hold percentages; and

•	the effects of competition, including locations of competitors and operating and market competition.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

The Internet address of our parent company is www.trump.com. We make available free of charge on or through this Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1.	BUSINESS.

Recent Events

On February 12, 2004, Trump Hotels & Casino Resorts, Inc., or THCR, our parent company, announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners III, L.P., or DLJMB, an affiliate of Credit Suisse First Boston, or CSFB, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR, or the Potential Recapitalization.

Reasons for the Potential Recapitalization. THCR is very highly leveraged, with extensive secured borrowing by its operating level subsidiaries. Trump Atlantic City Associates, or Trump AC, a subsidiary of THCR, had outstanding at December 31, 2003, $1.3 billion principal amount of 11.25% First Mortgage Notes Due 2006, or the Trump AC Mortgage Notes. The Trump AC Mortgage Notes are guaranteed by the entities that own and operate the Trump Taj Mahal Casino Resort and Trump Plaza Hotel and Casino in Atlantic City, New Jersey. For further information concerning the Trump AC Mortgage Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Summary of the Company’s Public Indebtedness.” Trump Casino Holdings, LLC, an affiliate of ours, or TCH, had outstanding at December 31, 2003, an aggregate of $491.8 million principal amount of mortgage notes (the TCH Notes, and together with the Trump AC Mortgage Notes, the Notes) guaranteed by the entities that own and operate Trump Marina Hotel Casino in Atlantic City, New Jersey, and the Trump Indiana Riverboat in Gary, Indiana, as well as by the entity that manages Trump 29 Casino in Coachella, California. The Trump AC Mortgage Notes and the TCH Notes are not cross collateralized and an event of default under the indentures governing either the Trump AC Mortgage Notes or the TCH Notes does not constitute an event of default under the other note issue.

In recent periods, Trump AC has experienced increased competition and other challenges in its market. Trump AC has also suffered reduced operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Factors That May Affect Our Future Results” and; “Liquidity and Capital Resources.” Due to these factors and its very substantial debt service on the Trump AC Mortgage Notes, Trump AC has not been able to reinvest in the maintenance of its properties at desired levels or expand its operations. Trump AC anticipates that it will have sufficient funds from operations on hand to provide for the May 1, 2004 installment of interest then due and payable on the Trump AC Mortgage Notes within the 30-day grace period provided under the indentures governing the Trump AC Mortgage Notes. See “Business; Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also see the “Report of Independent Auditors.”

In light of these factors, management of THCR has explored alternatives in order to favorably resolve the situation for all of THCR’s constituencies, and the Board of Directors of THCR has established a special committee of independent directors, or the Special Committee, to oversee the process. THCR has retained UBS Investment Bank and other advisors, and the Special Committee has retained different advisors, to assist in this process. Alternatives explored to date have included a possible sale of certain assets of THCR’s subsidiaries, a restructuring of their indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analysis of various other restructuring and reinvestment scenarios. As a result of this process, THCR identified DLJMB as a potential investor, and based on conversations to date with DLJMB, management and the Special Committee believe that the Potential Recapitalization is likely to afford the best available alternative for all of the THCR’s constituencies.

Terms of the Potential Recapitalization. DLJMB’s proposed $400 million investment is expected to be in the form of THCR’s common stock and limited partnership units of Trump Hotels & Casino Resorts Holdings, L.P., or THCR Holdings. This investment would, if consummated, result in DLJMB becoming the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and as a significant equity holder. In connection with the Potential Recapitalization, THCR also intends to change its name to Trump International Corporation. Although THCR has had extensive discussions with DLJMB regarding the Potential Recapitalization, THCR has not entered into any definitive agreements with DLJMB regarding the Potential Recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB certain expenses and to pay a substantial fee if certain transactions occur without DLJMB’s participation).

Certain holders of the Trump AC Mortgage Notes have formed a committee, or the Noteholder Committee, to discuss the Potential Recapitalization with THCR, and the Noteholder Committee has also engaged advisors.

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the Notes that would reduce their face value, either through in or out of court proceedings;

•	reaching definitive agreement with THCR and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of THCR’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming regulatory approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the Notes and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain Possible Consequences of the Potential Recapitalization. If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful, including the restructuring of the Trump AC Mortgage Notes and the TCH Notes which, given the number of holders of the Notes, may be effected through a court approved plan of reorganization. In any such proceeding, THCR anticipates that its trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a THCR sponsored plan is not agreed upon, bondholders may propose any number of alternative plans, some of which may involve Noteholders seeking to foreclose on their collateral. Pursuant to any plan, Noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the Trump AC Mortgage Notes or TCH Notes.

If the Potential Recapitalization is approved and implemented, it should result in a substantial deleveraging of THCR and its subsidiaries and reduction in its debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares), are likely to have their existing interests substantially diluted, and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in THCR (likely at the THCR or THCR Holdings level), and will be in a position to control THCR, subject to agreed upon contractual limitations on its rights, if any.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Other Alternatives. If the Potential Recapitalization or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

General

Through our wholly-owned subsidiaries, we own and operate two casino hotel properties:

•	Trump Taj Mahal Casino Resort – a destination resort located on the northern end of Atlantic City’s boardwalk. Opened in 1990 and acquired by us in April 1996, the Trump Taj Mahal Casino Resort, or the Trump Taj Mahal, features 1,250 hotel rooms, including 242 suites, 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The Trump Taj Mahal also features 157,395 square feet of gaming space which includes 193 table games, 4,670 slot machines and an approximately 12,000 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. Trump Taj Mahal also features: a 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 persons which can be used as a theater, concert hall, boxing arena or exhibition hall; the “Casbah,” a popular New York style nightclub; and the Mark G. Etess Arena featuring approximately 63,000 square feet of exhibition and entertainment space accommodating up to 5,200 persons.

•	Trump Plaza Hotel and Casino – a resort located at the center of Atlantic City’s boardwalk and adjacent to Atlantic City’s renovated Boardwalk Hall (an entertainment venue accommodating up to 13,000 people). Opened in 1984, Trump Plaza Hotel and Casino, or Trump Plaza, features 904 hotel rooms, including 143 suites, 91,181 square feet of casino space with 2,906 slot machines and 90 table games. Amenities and services include approximately 36,000 square feet of convention space, an 800-seat cabaret theater, two cocktail lounges, five restaurants, two player clubs, a seasonal beach bar, health spa, an indoor pool, arcade, tennis courts and six retail outlets. Trump Plaza is connected by an enclosed pedestrian walkway to a ten-story parking garage which can accommodate 14 buses and approximately 2,800 cars.

In this Form 10-K, the term “Trump AC Properties” includes Trump Taj Mahal and Trump Plaza. Unless otherwise noted, the terms “we,” “us,” and “our” includes Trump Atlantic City Associates, or Trump AC, and its subsidiaries, including:

•	Trump Atlantic City Corporation, or TACC;

•	Trump Taj Mahal Associates, or Taj Associates;

•	Trump Plaza Associates, or Plaza Associates;

•	Trump Atlantic City Funding, Inc., or Trump AC Funding;

•	Trump Atlantic City Funding II, Inc., or Trump AC Funding II; and

•	Trump Atlantic City Funding III, Inc., or Trump AC Funding III.

Hotel-Casino Resort Properties

We have provided below certain information regarding the Trump AC Properties as of December 31, 2003.

Name and Location	Number of Rooms/Suites	Approximate Casino Square Footage	Slot Machines	Gaming Tables (1)
Atlantic City, NJ
– Trump Taj Mahal	1,250	157,395	4,670	193
– Trump Plaza	904	91,181	2,906	90

Total	2,154	248,576	7,576	283

(1)	Generally includes blackjack, baccarat, craps, pai gow poker, Caribbean stud poker, roulette and poker.

We believe that our properties derive substantial benefit from the widespread recognition of the “Trump” name and its association with high quality amenities and first class service. Our properties use the Trump name to attract business at each site where we seek to provide an exciting gaming and entertainment experience tailored to the primary patrons in each of our markets.

The managing partner of Trump AC is Trump Atlantic City Holding, Inc., or Trump AC Holding, a wholly-owned subsidiary of THCR Holdings. THCR is a publicly held company and the sole general partner of THCR Holdings. THCR Holdings’ partnership agreement, dated June 12, 1995, as amended, requires that all of THCR’s business activities be conducted through THCR Holdings or a subsidiary of THCR Holdings, including Trump AC. As the general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of Trump AC. THCR (and its subsidiaries) is the exclusive vehicle through which Donald J. Trump, Chairman of the Board of Trump AC and THCR, President and Chief Executive Officer of THCR and a limited partner of THCR Holdings, engages in gaming activities. THCR and its subsidiaries, including Trump AC, are separate and distinct from Mr. Trump’s other holdings and business activities.

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

Ticket In-Ticket Out, or TITO, gaming is an alternative payment method to coin handling on the casino slot floor. Casino operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another TITO slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time. At December 31, 2003, the Trump Taj Mahal and Trump Plaza had approximately 1,900 and 1,750 TITO slot machines, representing approximately 41% and 60% of their respective slot floors. We anticipate having nearly all of Trump Taj Mahal’s and Trump Plaza’s slot machines operating with TITO gaming during 2004. We believe that such slot machines enhance slot patrons’ gaming experience as well as reduce overhead, labor and costs associated with operating a slot floor. Also, preliminary results have shown an increase in coin-in and win per unit per day for TITO test units.

Targeted Marketing and Promotion. We actively promote our casinos, entertainment offerings, hotels and restaurants by using a variety of media, including billboard and other outdoor signage, print, broadcast and the Internet. In addition, the Trump AC Properties employ marketing representatives as a means of attracting gaming patrons to the properties. We have developed and maintain extensive and targeted customer databases. We also employ a focused direct-mail program, integrated with our player tracking systems, to efficiently target our database customers with a variety of promotional programs to enhance customer loyalty. Promotional events in 2003 included gift giveaways, sweepstakes, slot tournaments and Asian and other ethnic events which were designed to increase our frequent player programs. We estimate that approximately 75% of our gaming revenues at Trump Taj Mahal come from rated players (i.e., players in our database targeted for promotional programs) and approximately 75% at the Trump Plaza, evidencing our ability to attract our targeted customers.

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

The Atlantic City Market

The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius and has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 12 casino properties with a total of 14,264 hotel rooms and approximately 1.4 million square feet of gaming space containing approximately 42,000 slot machines and approximately 1,400 table games.

Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects. The Borgata Casino Hotel and Spa, or the Borgata, a casino resort complex developed in Atlantic City’s marina district through a joint venture between Boyd Gaming Corporation and MGM Mirage, Inc., opened in July 2003 and is the first new casino in Atlantic City in 13 years. The Borgata, located on a 25 acre site features a 40 story tower with approximately 2,000 rooms and suites, a 135,000 square foot casino, restaurants, retail shops, a spa and pool, and entertainment venues. In 2002, also in the marina district, Harrah’s completed construction of an additional hotel tower with 452 rooms and expanded its casino floor to include 950 additional slot machines. We believe that these projects will attract, in the long term, additional visitors to the marina district.

In addition, Caesars Entertainment, Inc. (formerly Park Place Entertainment, Inc.) connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In December 2002, Caesars began renovating the adjacent Ocean One Mall into an upscale retail and entertainment complex, which is expected to be completed in 2005. Additionally Bally’s and Caesars announced plans for the construction of a 3,189 space parking garage to be built in conjunction with the New Jersey Casino Reinvestment Development Authority, or the CRDA, to provide parking for their operations, the Atlantic City Medical Center and the recently opened “The Walk” retail and entertainment complex.

In May 2003, Showboat Casino Hotel completed the construction of a 544 room hotel tower.

In April 2002, Aztar Corp. commenced its expansion of its Tropicana Atlantic City property. The expansion will include an additional 502 hotel rooms and a 200,000 square foot themed retail, dining and entertainment complex and is anticipated to be completed in the fall of 2004.

In September 2002, Resorts Atlantic City commenced demolition of one of its towers and is replacing it with a 459 room hotel tower expected to be completed in the second quarter of 2004.

Historically, there has been a shortage of available rooms in Atlantic City on the weekends during the peak spring and summer seasons and on long holiday weekends in other parts of the year. We believe that the addition of hotel rooms in Atlantic City would benefit the overall Atlantic City market by increasing patrons’ visits and perhaps the duration of patrons’ visits during these peak seasons and weekends. See “Business; Seasonality.”

Competition

Atlantic City. Competition in the Atlantic City market is intense and is increasing. At the present time, there are 12 casino hotels located in Atlantic City which compete with each other on the basis of customer service and quality and extent of amenities, including the Trump AC Properties and Trump Marina Hotel Casino which is also owned by a subsidiary of THCR. For this reason, substantial capital expenditures are required to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction, or has been announced in Atlantic City at other properties, including the opening of the Borgata in July 2003. Increased competition is one reason we are pursuing a comprehensive recapitalization plan. See “Business; Recent Events” and “Business; The Atlantic City Market.”

In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. There can be no assurance that proposed and future developments and expansions will not have a material adverse effect on our business and operations. There also can be no assurances that any Atlantic City development projects, which are planned or in process, will be completed. See “Business; The Atlantic City Market.”

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

New York State Legislation. In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting video lottery terminals, or VLTs, at five harness racetracks and further allows the governor to negotiate Class III gaming compacts with Native American tribes for up to six resort-scale casinos. The legislation allows three tribal resort scale casinos in the Catskills, within 90 minutes of New York City, and the other three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border. A lawsuit was filed in New York’s Supreme Court in Albany on January 29, 2002, claiming, among other things, that the legislation violated the provisions of New York State’s constitution.

MGM Mirage, a major casino gaming company, has announced that it has an understanding with the New York Racing Association (“NYRA”) to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. On January 28, 2004 Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,300 VLTs, on February 18, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs and in March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. Competition from these properties, when opened, could have a material adverse effect on the Trump Atlantic City Properties.

Other States. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of the Trump AC Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, slots at racetracks, video lottery terminals at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have a material adverse effect on the Trump AC Properties.

Certain Agreements

We are a party to certain agreements, some of which are described below. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition—Summary of Company’s Public Indebtedness” and “Certain Relationships and Related Transactions.”

Trademark License Agreement

Subject to certain restrictions, THCR has the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee (the Trademark License Agreement). Pursuant to the Trademark License Agreement, THCR is permitted to use the names “Trump,” “Donald J. Trump” and variations thereof, collectively referred to as the Trump Names, and related intellectual property rights, or the Marks, in connection with casino and gaming activities and related services and products. THCR, in turn, allow its subsidiaries, including Trump AC, and properties, including the Trump AC Properties, to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

The term of the Trademark License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trademark License Agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between us and Mr. Trump. Mr. Trump’s obligations under the Trademark License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump” and “Certain Relationships and Related Party Transactions, Trademark License Agreement.”

Casino Services Agreement

We service the Trump AC Properties and manage their administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended, or the Casino Services Agreement, with Trump Administration, a division of Taj Associates. Trump Administration, a division of Taj Associates, assumed the rights and responsibilities of the Casino Services Agreement when Trump Casino Services, LLC, or TCS was merged into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides the Trump AC Properties as well as each of THCR’s other owned or managed properties with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel, collectively referred to as the “Casino Services.” In return, the properties reimburse Trump Administration, on a ratable basis, all of the costs and expenses incurred by Trump Administration in providing the Casino Services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings. The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice.

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

Casino Control Commission. The ownership and operation of casino/hotel facilities in Atlantic City are the subject of strict state regulation under the Casino Control Act. The New Jersey Casino Control Commission, or the CCC, is empowered to regulate a wide spectrum of gaming and non-gaming related activities and to approve the form of ownership and financial structure of not only a casino licensee, but also its entity qualifiers and intermediary and holding companies and any other related entity required to be qualified.

Operating Licenses. In June 2003, the CCC consolidated and renewed Taj Associates’ and Plaza Associates’ casino licenses to operate the Taj Mahal and the Trump Plaza, respectively, until June 2007.

Casino License. No casino hotel facility may operate unless the appropriate license and approvals are obtained from the CCC, which has broad discretion with regard to the issuance, renewal, revocation and suspension of such licenses and approvals, which are non-transferable. The qualification criteria with respect to the holder of a casino license include its financial stability, integrity and responsibility; the integrity and adequacy of its financial resources which bear any relation to the casino project; its good character, honesty and integrity; and the sufficiency of its business ability and casino experience to establish the likelihood of a successful, efficient casino operation. The casino licenses currently held by Taj Associates and Plaza Associates are renewable for periods of up to four years. The CCC may reopen licensing hearings at any time, and must reopen a licensing hearing at the request of the Division of Gaming Enforcement (the “Division”).

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

Pursuant to the Casino Control Act, and the regulations and precedent of the CCC, no entity may hold a casino license unless each officer, director, principal employee, person who directly or indirectly holds any beneficial interest or ownership in the licensee, each person who in the opinion of the CCC has the ability to control or elect a majority of the board of directors of the licensee (other than a banking or other licensed lending institution which makes a loan or holds a mortgage or other lien acquired in the ordinary course of business) and any lender, underwriter, agent or employee of the licensee or other person whom the CCC may consider appropriate, obtains and maintains qualification approval from the CCC. Qualification approval means that such person must, but for residence, individually meet the qualification requirements as a casino key employee.

Control Persons. An entity qualifier or intermediary or holding company, such as Trump AC, Trump AC Holding, TACC, THCR Holdings, Trump Hotels & Casino Resorts Funding, Inc., a wholly-owned subsidiary of THCR Holdings (“THCR Funding”), or THCR, is required to register with the CCC and meet the same basic standards for approval as a casino licensee; provided, however, that the CCC, with the concurrence of the Director of the Division, may waive compliance by a publicly-traded corporate holding company with the requirement that an officer, director, lender, underwriter, agent or employee thereof, or person directly or indirectly holding a beneficial interest or ownership of the securities thereof, individually qualify for approval under casino key employee standards so long as the CCC and the Director of the Division are, and remain, satisfied that such officer, director, lender, underwriter, agent or employee is not significantly involved in the activities of the casino licensee, or that such security holder does not have the ability to control the publicly-traded corporate holding company or elect one or more of its directors. Persons holding 5.0% or more of the equity securities of such holding company are presumed to have the ability to control the company or elect one or more of its directors and will, unless this presumption is rebutted, be required to individually qualify. Equity securities are defined as any voting stock or any security similar to or convertible into or carrying a right to acquire any security having a direct or indirect participation in the profits of the issuer.

Financial Sources. The CCC may require all financial backers, investors, mortgagees, bond holders and holders of notes or other evidence of indebtedness, either in effect or proposed, which bear any relation to any casino project, including holders of publicly-traded securities of an entity which holds a casino license or is an entity qualifier, subsidiary or holding company of a casino licensee to qualify as financial sources. In the past, the CCC has waived the qualification requirement for holders of less than 15.0% of a series of publicly-traded mortgage bonds so long as the bonds remained widely distributed and freely traded in the public market and the holder had no ability to control the casino licensee. The CCC may require holders of less than 15.0% of a series of debt to qualify as financial sources even if not active in the management of the issuer or casino licensee.

Institutional Investors. An institutional investor is defined by the Casino Control Act as any retirement fund administered by a public agency for the exclusive benefit of federal, state or local public employees; any investment company registered under the Investment Company Act of 1940, as amended; any collective investment trust organized by banks under Part Nine of the Rules of the Comptroller of the Currency; any closed end investment trust; any chartered or licensed life insurance company or property and casualty insurance company; any banking and other chartered or licensed lending institution; any investment advisor registered under the Investment Advisers Act of 1940, as amended; and such other persons as the CCC may determine for reasons consistent with the policies of the Casino Control Act.

An institutional investor may be granted a waiver by the CCC from financial source or other qualification requirements applicable to a holder of publicly-traded securities, in the absence of a prima facie showing by the Division that there is any cause to believe that the holder may be found unqualified, on the basis of the CCC’s findings that: (i) its holdings were purchased for investment purposes only and, upon request by the CCC, it files a certified statement to the effect that it has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the institutional investor will be permitted to vote on matters put to the vote of the outstanding security holders; and (ii) if (x) the securities are debt securities of a casino licensee’s holding or intermediary companies or another subsidiary company of the casino licensee’s holding or intermediary companies which is related in any way to the financing of the casino licensee and represent either (A) 20.0% or less of the total outstanding debt of the company or (B) 50.0% or less of any issue of outstanding debt of the company, (y) the securities are equity securities and represent less than 10.0% of the equity securities of a casino licensee’s holding or intermediary companies or (z) the securities so held exceed such percentages, upon a showing of good cause. There can be no assurance, however, that the CCC will make such findings or grant such waiver and, in any event, an institutional investor may be required to produce for the CCC or the Antitrust Division of the Department of Justice upon request, any document or information which bears any relation to such debt or equity securities.

Generally, the CCC requires each institutional holder seeking waiver of qualification to execute a certification to the effect that (i) the holder has reviewed the definition of Institutional Investor under the Casino Control Act and believes that it meets the definition of Institutional Investor; (ii) the holder purchased the securities for investment purposes only and holds them in the ordinary course of business; (iii) the holder has no involvement in the business activities of and no intention of influencing or affecting, the affairs of the issuer, the casino licensee or any affiliate; and (iv) if the holder subsequently determines to influence or affect the affairs of the issuer, the casino licensee or any affiliate, it shall provide not less than 30 days’ prior notice of such intent and shall file with the CCC an application for qualification before taking any such action. If an Institutional Investor changes its investment intent, or if the CCC finds reasonable cause to believe that it may be found unqualified, the Institutional Investor may take no action with respect to the security holdings, other than to divest itself of such holdings, until it has applied for interim casino authorization and has executed a trust agreement pursuant to such an application. See “Governmental and Gaming Regulations; Interim Casino Authorization.”

Ownership and Transfer of Securities. The Casino Control Act imposes certain restrictions upon the issuance, ownership and transfer of securities of a regulated company and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest in a regulated company including, but not limited to, mortgages, debentures, security agreements, notes and warrants. Currently, each of Trump AC, Trump AC Holding, Taj Associates, Plaza Associates, THCR Holdings, THCR Funding and THCR is deemed to be a regulated company, and instruments evidencing a beneficial ownership or creditor interest therein, including a partnership interest, are deemed to be the securities of a regulated company.

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

With respect to non-publicly-traded securities, the Casino Control Act and regulations of the CCC require that the corporate charter or partnership agreement of a regulated company establish a right in the CCC of prior approval with regard to transfers of securities, shares and other interests and an absolute right in the regulated company to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share or other interest in the event that the CCC disapproves a transfer. With respect to publicly-traded securities, such corporate charter or partnership agreement is required to establish that any such securities of the entity are held subject to the condition that, if a holder thereof is found to be disqualified by the CCC, such holder shall dispose of such securities.

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

If, as a result of a transfer of publicly-traded securities of a licensee, a holding or intermediary company or entity qualifier of a licensee, or a financing entity of a licensee, any person is required to qualify under the Casino Control Act, that person is required to file an application for licensure or qualification within 30 days after the CCC determines that qualification is required or declines to waive qualification. The application must include a fully executed trust agreement in a form approved by the CCC or, in the alternative, within 120 days after the CCC determines that qualification is required, the person whose qualification is required must divest such securities as the CCC may require in order to remove the need to qualify.

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

Where the holder of publicly-traded securities is required, in applying for qualification as a financial source or qualifier, to transfer such securities to a trust in application for interim casino authorization and the CCC thereafter orders that the trust become operative: (i) during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and (ii) after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

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

Gross Revenue Tax. Each casino licensee is currently required to pay an annual tax of 8.0% on its gross casino revenues. The table sets forth Taj Associates’ and Plaza Associates’ gross revenue tax and license, investigation and other fees and assessments for the years ended December 31, 2003, 2002 and 2001.

Trump Atlantic City Licensee	For the Fiscal Year Ended December 31,	Gross Revenue Tax	License, Investigation and Other Fees and Assessments
		($ in millions)
Taj Associates	2003	$41.2	$5.4
	2002	42.6	5.6
	2001	42.6	5.5
Plaza Associates	2003	$25.5	$4.6
	2002	27.1	5.2
	2001	26.4	4.8

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards for two years and the introduction of a new alternative minimum assessment under the New Jersey corporate business tax based on gross receipts or gross profits.

        Investment Alternative Tax Obligations. An investment alternative tax imposed on the gross casino revenues of each licensee in the amount of 2.5% is due and payable on the last day of April following the end of the calendar year. A licensee is obligated to pay the investment alternative tax for a period of 30 years. Estimated payments of the investment alternative tax obligation must be made quarterly in an amount equal to 1.25% of estimated gross revenues for the preceding three-month period. Investment tax credits may be obtained by making qualified investments or by the purchase of bonds issued by the CRDA. Such bonds may have terms as long as 50 years and bear interest at below market rates, resulting in a value lower than the face value of such bonds.

For the first 10 years of its tax obligation, the licensee is entitled to an investment tax credit against the investment alternative tax in an amount equal to twice the purchase price of such bonds issued to the licensee. Thereafter, the licensee (i) is entitled to an investment tax credit in an amount equal to twice the purchase price of such bonds or twice the amount of its investments authorized in lieu of such bond investments or made in projects designated as eligible by the CRDA and (ii) has the option of entering into a contract with the CRDA to have its tax credit comprised of direct investments in approved eligible projects which may not comprise more than 50.0% of its eligible tax credit in any one year.

From the monies made available to the CRDA, it is required to set aside $175.0 million for investment in hotel development projects in Atlantic City undertaken by a licensee which result in the construction or rehabilitation of at least 200 hotel rooms. These monies will be held to fund up to 27.0% of the cost to casino licensees of expanding their hotel facilities to provide additional hotel rooms, a portion of which has been required to be available with respect to the new Atlantic City Convention Center.

Minimum Casino Parking Charges. Each casino licensee is required to pay the New Jersey State Treasurer a charge for every use of a parking space for the purpose of parking motor vehicles in a parking facility owned or leased by a casino licensee or by any person on behalf of a casino licensee. On July 1, 2003 the charge was increased from $1.50 to $3.00. This amount is paid into a special fund established and held by the New Jersey State Treasurer for the exclusive use of the CRDA. Taj Associates and Plaza Associates normally charge their parking patrons $4.00 in order to make their required payments to the New Jersey State Treasurer and cover related expenses. Amounts in the special fund will be expended by the CRDA for eligible projects in the corridor region of Atlantic City related to improving the highways, roads, infrastructure, traffic regulation and public safety of Atlantic City or otherwise necessary or useful to the economic development and redevelopment of Atlantic City in this regard.

Casino Complimentary Services Taxes. On July 1, 2003, the New Jersey Legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e. free rooms, food, beverages and entertainment given to patrons).

Casino Profits Tax. On July 1, 2003 the New Jersey Legislature passed a law that increases the taxation on New Jersey Casinos. The new law imposes, among other taxes, a Profits Tax for each of the three fiscal years ended June 30, 2004, 2005 and 2006 based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000 for each casino. As the tax law is effective beginning July 1, 2003, Trump AC began to record the effect of this tax in its third quarter financial statements. Each of our New Jersey casinos qualifies for the minimum annual tax of $350,000 for each of the three fiscal years.

Atlantic City Fund. On each October 31st during the years 1996 through 2003, each casino licensee has paid into an account established in the CRDA and known as the Atlantic City Fund, its proportional share of an amount related to the amount by which annual operating expenses of the CCC and the Division are less than a certain fixed sum. Additionally, a portion of the investment alternative tax obligation of each casino licensee for the years 1994 through 1998 allocated for projects in northern New Jersey shall be paid into and credited to the Atlantic City Fund. Amounts in the Atlantic City Fund will be expended by the CRDA for economic development projects of a revenue-producing nature that foster the redevelopment of Atlantic City other than the construction and renovation of casino hotels. Each casino licensee obligations to fund the Atlantic City Fund expired in June 2003 and was not extended.

Conservatorship. If, at any time, it is determined that Trump AC Holding, Trump AC, Trump AC Funding, Funding II, Funding III, Taj Associates, Plaza Associates, THCR, THCR Holdings, THCR Funding or any other entity qualifier has violated the Casino Control Act or that any of such entities cannot meet the qualification requirements of the Casino Control Act, such entity could be subject to fines or the suspension or revocation of its license or qualification. If a casino license is suspended for a period in excess of 120 days or is revoked, or if the CCC fails or refuses to renew such casino license, the CCC could appoint a conservator to operate and dispose of such licensee’s casino hotel facilities. A conservator would be vested with title to all property of such licensee relating to the casino and the approved hotel subject to valid liens and/or encumbrances. The conservator would be required to act under the direct supervision of the CCC and would be charged with the duty of conserving, preserving and, if permitted, continuing the operation of the casino hotel. During the period of the conservatorship, a former or suspended casino licensee is entitled to a fair rate of return out of net earnings, if any, on the property retained by the conservator. The CCC may also discontinue any conservatorship action and direct the conservator to take such steps as are necessary to effect an orderly transfer of the property of a former or suspended casino licensee. Such events could result in an event of default under the terms of the indentures governing the Trump AC Mortgage Notes.

Qualification of Employees. Certain of our employees must be licensed by or registered with the CCC, depending on the nature of the position held. Casino employees are subject to more stringent requirements than non-casino employees and must meet applicable standards pertaining to financial stability, integrity and responsibility, good character, honesty and integrity, business ability and casino experience and New Jersey residency. These requirements have resulted in significant competition among Atlantic City casino operators for the services of qualified employees.

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

Control Procedures. Gaming at the Trump AC Properties is conducted by trained and supervised personnel. Taj Associates and Plaza Associates employ extensive security and internal controls. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal history or associations. Security controls utilized by the surveillance department include closed circuit video cameras to monitor the casino floor and money counting areas. The count of moneys from gaming also is observed daily by representatives of the CCC.

Other Laws and Regulations

Treasury Regulations. The United States Department of the Treasury (the “Treasury”) has adopted regulations pursuant to which a casino is required to file a report of each deposit, withdrawal, exchange of currency, gambling tokens or chips, or other payments or transfers by, through or to such casino which involves a transaction in currency of more than $10,000 per patron, per gaming day (a “Currency Transaction Report”). Such reports are required to be made on forms prescribed by the Secretary of the Treasury and are filed with the Commissioner of the Internal Revenue Service (the “Service”). In addition, THCR is required to maintain detailed records (including the names, addresses, social security numbers and other information with respect to its gaming customers) dealing with, among other items, the deposit and withdrawal of funds and the maintenance of a line of credit.

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

Taj Associates and Plaza Associates have adopted the following internal control procedures to increase compliance with these Treasury regulations: (i) computer exception reporting; (ii) establishment of a committee to review Currency Transaction Report transactions and reporting which consists of executives from the Casino Operations, Marketing and Administration Departments; (iii) internal audit testing of compliance with the Treasury regulations; (iv) training for all new and existing employees in compliance with the Treasury regulations; and (v) a disciplinary program for employee violations of the policy.

Other Regulations. THCR is subject to other federal, state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages in the state of New Jersey as well as in other jurisdictions. Management believes all required licenses and permits necessary to conduct the business of THCR have been obtained.

THCR expects to be subject to similar rigorous regulatory standards in each other jurisdiction in which it seeks to conduct gaming operations. There can be no assurance that regulations adopted, permits required or taxes imposed by other jurisdictions will permit profitable operations by THCR in those jurisdictions.

Employees and Labor Relations

The table below sets forth the approximate number of full-time equivalent employees working at each of the Trump AC Properties as of December 31, 2003:

Property:	Number of Full-Time Equivalent Employees:
Trump Taj Mahal	3,500
Trump Plaza	2,200

Total	5,700

Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 1,100 and 575 full-time equivalent employees of Taj Associates and Plaza Associates, respectively, are covered by a collective bargaining agreement with Local 54, H.E.R.E.I.U., AFL-CIO (Hotel Employees and Restaurant Employees International Union) set to expire on September 15, 2004. Taj Associates and Plaza Associates, along with their affiliate, Trump Marina Associates, L.P., expect to commence joint negotiations with the union to renew the agreement in July 2004. We believe that we have a good relationship with our employees. In addition, certain of our executives and employees provide services, from time-to-time and as requested, to one or more of our casino properties pursuant to the Casino Services Agreement described herein. See “Business; Certain Agreements; Casino Services Agreement.”

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

Seasonality

Cash flows from the Taj Mahal and the Trump Plaza operating activities are seasonal in nature, with spring and summer traditionally being peak seasons and autumn and winter being non-peak seasons. Consequently, the Company’s operating results during the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that the Taj Mahal and the Trump Plaza are unable to generate excess cash flows in one or more peak seasons, they may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2001, 2002 and 2003.

ITEM 2.	PROPERTIES.

Please see “Item 1. Business” for a brief description of the location and general character of each of the Trump AC Properties. Substantially all of the real and personal property (other than cash) of each of the Trump AC Properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secures indebtedness for borrowed money. Each of the Trump AC Properties has financed or leased and, from time to time, will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens securing their indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition—Summary of Company’s Public Indebtedness.”

Also, each of the Trump AC Properties leases space to various retailers in their respective facilities.

Trump Taj Mahal

Through Taj Associates, we currently own the approximately 30 acres of land which comprise the Trump Taj Mahal site. The Taj Mahal site also includes the Steel Pier (approximately 3.6 acres) and related property located on the opposite side of the boardwalk from the Trump Taj Mahal. Taj Associates leases the Steel Pier to an amusement park operator pursuant to a lease agreement terminating on December 31, 2012, unless extended.

Trump Plaza

Through Plaza Associates, we own and lease several parcels of land in and around Atlantic City, including four parcels of land on which Trump Plaza is situated. The parcels are subject to lien mortgages securing the obligations under the Trump AC Mortgage Notes and certain other liens. We also lease one of the four parcels of land on which Trump Plaza is situated from Plaza Hotel Management Company, or PHMC, pursuant to a non-renewable ground lease expiring in December 2078, or the PHMC Lease. Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the leased tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the leased tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will then belong to PHMC. Plaza Associates has the option to purchase the leased parcel at certain times during the term of such PHMC Lease under certain circumstances.

Plaza Associates also leases, pursuant to the PHMC Lease, a 11,800 square foot parcel of land located near the intersection of Mississippi and Pacific Avenues and owns a 5,750 square foot parcel of land adjacent to it.

Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and subleases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. They are used for signage and surface parking and are encumbered by the Trump AC Mortgage Notes.

Plaza Associates also owns approximately 3 acres of land adjacent to the boardwalk and on which the former Trump World’s Fair, closed in October 1999, was situated.

ITEM 3.	LEGAL PROCEEDINGS.

Currently and from time to time, Trump AC and certain of its employees are involved in various legal proceedings incidental to Trump AC’s business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcomes of these matters are not likely to have a material adverse effect upon Trump AC’s results of operations or financial position. In general, Trump AC has agreed to indemnify its partners, executive officers and directors against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2003.

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

Trump AC Funding II. Trump AC has owned 100.0% of the common stock of Funding II since its formation on November 18, 1997. There is no established trading market for Funding II’s common stock.

Trump AC Funding III. Trump AC has owned 100.0% of the common stock of Funding III since its formation on November 18, 1997. There is no established trading market for Funding III’s common stock.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table sets forth certain historical consolidated financial information of Trump AC for the years ended December 31, 1999, 2000, 2001, 2002 and 2003.

All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	1999	2000	2001	2002	2003
	(dollars in thousands)
Statements of Operations Data:
Revenues:
Gaming	$867,556	$858,473	$849,426	$865,656	$825,068
Other (a)	230,606	188,412	181,182	179,961	173,752

Gross revenues	1,098,162	1,046,885	1,030,608	1,045,617	998,820
Less-Promotional allowances	247,605	234,998	228,139	213,543	220,141

Net revenues	850,557	811,887	802,469	832,074	778,679

Cost and expenses:
Gaming (b)	427,571	408,070	399,033	388,321	379,903
Other	66,231	56,613	54,913	57,525	55,981
General and administrative	173,578	174,125	161,457	176,215	170,699
Depreciation and amortization	58,615	51,924	49,448	56,104	64,555
Debt renegotiation costs	—	—	—	1,570	300
Trump World’s Fair closing costs (b)	123,959	814	—	—	—

Total costs and expenses	849,954	691,546	664,851	679,735	671,438

Income from operations	603	120,341	137,618	152,339	107,241
Interest and other non-operating income	3,813	4,145	2,633	1,152	819
Interest expense	(153,759)	(153,664)	(154,283)	(153,144)	(158,026)

Income (loss) before income tax provision	(149,343)	(29,178)	(14,032)	347	(49,966)
Income tax provision	—	—	—	(3,768)	(3,930)

Net loss	$(149,343)	$(29,178)	$(14,032)	$(3,421)	$(53,896)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$75,061	$67,205	$70,909	$79,007	$59,727
Property and equipment, net	1,322,599	1,290,638	1,277,004	1,268,125	1,247,472
Total assets	1,570,866	1,542,446	1,540,121	1,438,127	1,396,507
Total long-term debt, net current maturities	1,302,824	1,303,019	1,307,643	1,316,284	1,317,243
Total capital/(deficit)	$123,416	$94,238	$80,206	$(28,065)	$(86,394)

(a)	On September 15, 1999, an agreement was reached between Taj Associates, All Star and Planet Hollywood International, Inc. to terminate the All Star Café Lease effective September 24, 1999. Upon termination of the All Star Café Lease, all property, improvements, alterations and All Star’s personal property, with the exception of specialty trade fixtures, became the property of Taj Associates. Taj Associates recorded the $17,200,000 estimated fair market value of these assets in other revenue based on an independent appraisal.

Taj Associates has since remodeled the facility into an entertainment complex called the “Casbah,” consisting of a Boardwalk level bar, a seasonal outdoor dining area with live entertainment and a centerpiece high-energy night club. The Casbah complex opened in June 2000.

(b)	On October 4, 1999, THCR closed Trump World’s Fair. The estimated cost of closing Trump World’s Fair was approximately $124,773,000, which includes $97,221,000 for the writedown of the net book value of the assets and $27,552,000 of costs incurred and to be incurred in connection with the closing and demolition of the building.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond our ability to control or predict. Our actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes thereto. Terms not defined herein shall have the meanings ascribed to them elsewhere in the Form 10-K. The following constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Factors That May Affect Our Future Results

We have substantial indebtedness and interest expense which limit our capital expenditures.

Our company has substantial indebtedness and associated interest expense. At December 31, 2003, our consolidated long-term debt was $1.3 billion. The Trump AC Mortgage Notes are guaranteed by Trump Taj Mahal Associates and by Trump Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its properties at desired levels. See the “Report of Independent Auditors.”

We have an interest payment due on May 1, 2004 of approximately $73.1 million and cannot ensure that we will have sufficient funds on hand to make the interest payment within the 30-day grace period.

Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1 and November 1 of each year. THCR anticipates, but cannot ensure, that Trump AC will have sufficient funds on hand from operations to provide for the May 1, 2004 installment of interest then due and payable on the Trump AC Mortgage Notes within the 30 day grace period provided for under the indentures governing the Trump AC Mortgage Notes. See the “Report of Independent Auditors.”

It is an Event of Default under the indentures pursuant to which the Trump AC Mortgage Notes were issued if the interest thereon is not paid within 30 days of the due date. Upon the occurrence of an Event of Default, the Trustee may, and upon the request of the holders of 25% of the outstanding Trump AC Mortgage Notes, is required to, declare the entire unpaid amount of the Trump AC Mortgage Notes to be immediately due and payable. If such an Event of Default were to occur and the Trump AC Mortgage Notes were to be accelerated, Trump AC would not be able to pay such indebtedness. In such event, Trump AC would likely seek to restructure the Trump AC Mortgage Notes.

THCR, our parent, is pursuing the Potential Recapitalization which is intended to reduce debt and provide capital, the completion of which cannot be assured.

Recently, THCR, our parent company, announced the Potential Recapitalization to attempt to reduce the high levels of indebtedness of its subsidiaries, including Trump AC, and related interest expense and infuse equity capital into THCR and its subsidiaries. See “Business; Recent Events.”

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the Trump AC Mortgage Notes and the TCH Notes that would reduce their face value, either through in or out of court proceedings;

•	reaching definitive agreement with THCR and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of THCR’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming approvals.

Whether or not the Potential Recapitalization will progress will depend on whether the Special Committee, DLJMB, key holders of the Trump AC Mortgage Notes and the TCH Notes and Mr. Trump are able to agree on the definitive terms of the recapitalization that, once agreed to, would then be proposed for regulatory and other required consents and approvals. There is no assurance any such agreement will be reached, or that if it is reached, that all necessary consents and approvals will be obtained.

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain Possible Consequences of the Potential Recapitalization

If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful, including the restructuring of the Trump AC Mortgage Notes and the notes of our affiliate which, given the number of holders of the Trump AC Mortgage Notes and the TCH Notes which, given the number of holders of the Notes, may be effected through a court approved plan of reorganization. In any such proceeding, THCR anticipates that its trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a THCR sponsored plan is not agreed upon, bondholders may propose any number of alternative plans, some of which may involve Noteholders seeking to foreclose on their collateral. Pursuant to any plan, Noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the Trump AC Mortgage Notes or the TCH Notes.

If the Potential Recapitalization is approved and implemented, it should result in a substantial deleveraging of THCR and its subsidiaries and reduction in its debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares), are likely to have their existing interests substantially diluted, and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in THCR (likely at the THCR or THCR Holdings level), and will be in a position to control THCR, subject to agreed upon contractual limitations on its rights, if any.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Potential Recapitalization

If the Potential Recapitalization or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

Our ability to raise capital through refinancing is subject to a variety of risks and uncertainties.

If the Potential Recapitalization is not consummated, the ability of Trump AC to pay the principal amount of its public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to Trump AC and its subsidiaries will be conducive to refinancing debt at any given time or on more favorable terms. On February 12, 2004, the date of announcement of the Potential Recapitalization, Moody’s downgraded the debt ratings of the Trump AC Mortgage Notes and Standard & Poor’s placed the Trump AC Mortgage Notes on credit watch. These rating downgrades and any future rating downgrades could impair the Company’s ability to raise debt financing for any purpose if it determined to do so.

Restrictions contained in the indentures governing our public indebtedness may impose limits on our ability to pursue certain business strategies.

The indentures governing our public indebtedness (i.e., the Trump AC Mortgage Notes) contain operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

•	incur additional debt (with certain limited exceptions) without satisfying certain financial ratios that Trump AC cannot currently meet;

•	grant liens;

•	make capital expenditures;

•	make investments without satisfying certain financial ratios that Trump AC cannot currently meet;

•	sell assets without making an offer to purchase Trump AC Mortgage Notes;

•	merge or consolidate with another company;

•	pay dividends and other distributions;

•	issue stock of subsidiaries; and

•	enter into transactions with affiliates.

These restrictions may severely restrict flexibility in planning for, or reacting to, changes in our business and the gaming industry. This reduced flexibility could hurt our results of operations and our ability to meet our debt service obligations with respect to our indebtedness.

The Borgata Has Adversely Affected Us and May Continue to do so in the Long Term.

In July 2003, the Borgata opened in Atlantic City’s marina district. The Borgata has approximately 2,000 rooms and suites, an approximate 135,000 square-foot casino, restaurants, retail shops, a spa and pool and entertainment venues. Since its opening, the Borgata has not significantly grown the Atlantic City market as to the extent that had been originally anticipated and, along with a sluggish economy and adverse weather conditions, has adversely affected the results of the Trump AC Properties, compared to the same period in the prior year. Borgata’s effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. It is possible, however, that its adverse effect, coupled with increased competition in the region generally, will be long term. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City in the long term, it is possible that the Borgata could have an adverse effect on the long-term business and operation of the Trump AC Properties and impair Trump AC’s ability to service the Trump AC Mortgage Notes. Also, the Borgata has recently announced its intention to expand its casino gaming square footage. To the extent that Trump AC does not have the financial resources to make capital expenditures to improve its property, this adverse affect may be more acute. See “Financial Condition; Liquidity and Capital Resources.”

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

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the year ended December 31, 2003, Trump AC has recorded a charge to income tax expense on the statement of operations for $350,000 related to the profits tax.

Future changes in state taxation of casino gaming companies cannot be predicted, and any such changes could adversely affect our profitability.

New York has enacted gaming legislation which may harm us, and other states may do so in the future. We do not know how these initiatives will affect us.

In October 2001, the New York State legislature passed extensive legislation that could adversely affect us. The legislation permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. Video lottery terminals (VLTs) could be installed at five horse racing tracks across the State of New York and, if local governments approve, at certain other tracks. MGM Mirage, a major casino gaming company, has announced that it has an understanding with the NYRA to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. On January 28, 2004 Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,320 VLTs, on February 18, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs and in March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. Finally, the law provides for New York joining the Powerball lottery that operates in 26 states with large jackpots. The net effect of these facilities and other items, when operational, on Atlantic City, including the Trump Taj Mahal and the Trump Plaza (“Trump AC Properties”), cannot be predicted. We believe, however, that a substantial amount of existing and potential new gaming customers could patronize such facilities instead of Atlantic City, at least occasionally.

Pennsylvania and Maryland are among the other states currently contemplating some form of gaming legislation. Legislative proposals introduced in Pennsylvania would potentially allow for a wide range of gaming activities, including riverboat gaming, slot machines at racetracks, VLTs at liquor stores and the formation of a gaming commission. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the recent gubernatorial elections in Pennsylvania and Maryland have increased the likelihood of gaming legislation in such states. Since our market is primarily a drive-to market, legalized gaming in New York, Pennsylvania, Maryland or one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including the Trump AC Properties.

A downturn in the regional economy and high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. This is because gaming and other leisure activities we offer are discretionary expenditures and participation in such activities may decline during economic downturns because consumers have less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and, perhaps, adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While no shortages of energy have been experienced, any substantial increases in the cost of electricity and natural gas in the United States may, and specifically the North East, could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons drive to our properties. Rising gasoline prices could reduce automobile travel and decrease the number of patrons at our properties. In addition, adverse winter weather conditions reduce automobile travel. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse winter weather conditions.

We may incur losses that would not be covered by insurance and the cost of insurance has increased.

Although we maintain insurance which is customary and, we believe, appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has been diminished substantially. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uninsured losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our property or pay expenses.

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

Our right to use the “Trump” name is subject to certain limitations.

Subject to certain limitations, THCR has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to the Trademark License Agreement. THCR’s rights under the Trademark License Agreement are secured by a security interest in the names “Trump,” “Donald Trump” and “Donald J. Trump” and variations thereof (collectively, the Trump Names) and related intellectual property rights (collectively, the Marks) for use in connection with casino services, pursuant to a security agreement. THCR, in turn, allows its subsidiaries, including the Company to use the Trump Names under various parol licenses which do not create an enforceable license in favor of these subsidiaries. If there were a default under the Trademark License Agreement or the security agreement, THCR would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement.

THCR’s subsidiaries would not have any such rights. In the event of a foreclosure sale of the Marks, the net amount realized in such sale by THCR might not yield the full amount of damages that THCR could sustain as a result of the default. In addition, the existence of rights of others to use the Trump Names, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of THCR to realize the benefits of the security agreement. See “Business; Certain Agreements; Trademark License Agreement.”

Gaming is a regulated industry and changes in the law could have a material adverse effect on our positions.

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. See “Business; Governmental and Gaming Regulation.” Our company and its various officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on us.

Our licenses to operate Trump Taj Majal and Trump Plaza were consolidated and renewed by the CCC until June 2007. See “Business; Governmental and Gaming Regulations; Operating Licenses.”

If new gaming regulations are adopted by the jurisdictions in which we operate, such regulations could impose restriction or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the legislatures of New Jersey that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and us. We cannot make assurances that legislation of this type will not be enacted in the future.

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

Revenue Recognition and Allowance for Doubtful Accounts

The majority of the Company’s revenue is from gaming activities, and the majority of such revenue is derived from cash, which by nature does not involve estimations. The Company extends credit to certain qualified patrons on a discretionary basis. Credit play as a percentage of total dollars wagered on table games has historically been approximately 20% at both the Taj Mahal and the Trump Plaza. Trump Taj Mahal and Trump Plaza establishes credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors, including a credit check of the patron, a verification of the patron’s personal checking account balance and current credit limits and indebtedness at other casinos in the United States, as well as many island casinos. The Company provides an allowance for doubtful accounts for a portion of those customers whose checks have been unable to be deposited due to non-sufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on the actual collection experience with each returned marker.

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

Effective January 1, 2003, the company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no material impact on the company’s consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

Financial Condition -

Liquidity and Capital Resources

The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively, and has a working capital deficit of $41.0 million at December 31, 2003. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $155 million. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

        As a result of these factors, management has reviewed various financing alternatives. On February 12, 2004, the Company’s parent company, Trump Hotels and Casino Resorts, Inc. (“THCR”), announced that it has entered into an exclusivity agreement with DLJMB in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization. See “Business; Recent Events.”

Cash flows from operating activities of the Taj Mahal and Trump Plaza are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the Trump AC Mortgage Notes and by its already high levels of indebtedness and related interest expense. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Although Management anticipates that, based upon its cash flow forecast for 2004, Trump AC and its subsidiaries will have sufficient cash flows to meet their respective debt service requirements within applicable grace periods and operating expense requirements throughout 2004, there can be no assurances in this regard, including with respect to the interest payment due on May 1, 2004. Our cash flows from operating activities declined from $58.9 million in 2002 to $31.1 million in 2003, and our working capital deficit as of December 31, 2003 was $41.0 million. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes. See “Factors That May Affect Our Future Results.”

The Taj Mahal and Trump Plaza also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata, a casino hotel built through a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of the Trump AC Properties. See “General; The Borgata Has Adversely Affected Us and May Continue to do so in the Long Term.” In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers. See “Factors That May Affect Our Future Results.”

Because the Company has substantial indebtedness and related interest expense, we have not been able to refurbish our properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms. The inability to finance and make capital improvements to our properties could result in a deterioration of our competitive position. In the recent past, we have experienced increased competition and other challenges in the Atlantic City market, including increased capital spending by our competitors and increased taxes, which have contributed to our reduced operating results. For these reasons, we have explored various strategies to favorably resolve this situation for all of the Company’s constituencies, including the possible sale of the Company or some or all of its assets, a restructuring of our indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analyzing various other restructuring and reinvestment scenarios. Recently, we announced our plans to pursue a comprehensive recapitalization plan that, if consummated, is intended to decrease our interest expense and improve our liquidity and capital resources. See “Business; Recent Events.” Capital expenditures at the Trump AC Properties for the years ended December 31, 2002 and 2003 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC
FOR THE YEAR ENDED DECEMBER 31, 2002
Purchase of Property & Equipment	$15,184	$4,741	$19,925
Capital Lease Additions (a)	14,048	10,341	24,389

Total Capital Expenditures	$29,232	$15,082	$44,314

FOR THE YEAR ENDED DECEMBER 31, 2003
Purchase of Property & Equipment	$14,470	$4,521	$18,991
Capital Lease Additions (a)	13,229	11,371	24,600

Total Capital Expenditures	$27,699	$15,892	$43,591

(a)	Capital lease additions were principally slot machines.

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the quarter ended June 30, 2002, Trump AC declared a partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements. Previously these amounts were presented as Advances to Affiliates on the balance sheet. Additionally, during the six months ended December 31, 2002, Trump AC declared cash partnership distributions to THCR of $3,509,000 consisting of operating expense reimbursements. During the year ended December 31, 2003, Trump AC declared cash partnership distributions to THCR of $4,433,000 consisting of operating expense reimbursements.

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

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In addition on July 1, 2003, the New Jersey legislature passed a law (“New Jersey Profits Tax”) which imposes a 7.5% tax on each casino’s 2002 adjusted net income, defined as net income plus management fees, subject to a minimum tax of at least $350,000 per casino. In accordance with the Acts, Trump AC has recorded a provision for current income tax expense of $3,768,000 and $3,930,000 (including $350,000 related to the New Jersey Profits Tax) for the years ended December 31, 2002 and 2003, respectively.

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the year ended December 31, 2003 Trump AC has recorded a charge to income tax expense on the statement of operations for $350,000 related to the profits tax.

Summary of the Company’s Public Indebtedness

Trump AC Mortgage Notes. Trump AC’s debt primarily consists of: an aggregate $1.3 billion principal amount of the Trump AC Mortgage Notes.

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

TAC II Notes. In December 1997, Trump AC and Trump AC Funding II issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $75.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC II Notes”). The TAC II Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the “TAC II Note Indenture”), by and among Trump AC and Trump AC Funding II, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee.

TAC III Notes. In December 1997, Trump AC and Trump AC Funding III issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $25.0 million, bearing interest at the rate of 11-1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC III Notes,” and together with the TAC I Notes and TAC II Notes, the “Trump AC Mortgage Notes”). The TAC III Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the “TAC III Note Indenture”), by and among Trump AC and Trump AC Funding III, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee.

The Trump AC Mortgage Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. As disclosed by THCR and Trump AC on February 12, 2004, Trump AC anticipates making the May 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period under the indentures governing the Trump AC Mortgage Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition-Liquidity and Capital Resources; Summary of the Company’s Public Indebtedness; Trump AC Mortgage Notes.”

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

The Trump AC Mortgage Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Taj Associates and Plaza Associates. The liens securing the Trump AC Mortgage Notes are subordinate to liens securing approximately $1.2 million of senior indebtedness. The obligations evidenced by the Trump AC Mortgage Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding).

The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends primarily on the ability of Taj Mahal and Trump Plaza to generate cash from operations sufficient for such purposes. In the case of principal payments at maturity, the ability to refinance such indebtedness is also important. The future operating performance of the Taj Mahal and Trump Plaza is subject to general economic conditions, industry conditions, including competition and regulatory matters, and numerous other factors, many of which are unforeseeable or are beyond the control of the Taj Mahal and Trump Plaza. There can be no assurance that the future operating performance of the Taj Mahal and Trump Plaza will be sufficient to generate the cash flows required to meet the debt service obligations of the Taj Mahal, Trump Plaza or Trump AC. The ability of the Taj Mahal, Trump Plaza and Trump AC to pay the principal amount of their public debt at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon their ability to obtain refinancing. There is also no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to the Company will be conducive to refinancing debt at any given time. See “Business; Recent Events.”

The indentures governing the public indebtedness of Trump AC restrict such entity’s ability to make distributions to THCR Holdings. In addition, the ability of Taj Associates and Plaza Associates (through Trump AC) to make payments, dividends or distributions to THCR Holdings may be restricted by the CCC.

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

Other Indebtedness. In addition to the foregoing, Trump AC’s long-term indebtedness includes approximately $37.2 million of indebtedness, including, as of December 31, 2003, approximately $1.0 million due under outstanding mortgage notes.

Recently, we announced a proposed comprehensive recapitalization plan to attempt to reduce our high levels of indebtedness and interest expense and infuse equity capital into our company. See “Business; Recent Events.” The recapitalization, however, is subject to a variety of conditions, including negotiation and execution of definitive documentation and restructuring our public notes, and such conditions may not be satisfied for a variety of reasons, many of which are beyond our control. In the event that the Potential Recapitalization is not consummated, we will consider other strategic alternatives to reduce our indebtedness and attempt to improve our competitive position.

Miscellaneous. Cash flow from operations was sufficient to provide for cash interest expense in 2003 and in prior years. Capital expenditures, however, were limited due primarily to the high level of interest expense on Trump AC’s public debt issues. Management anticipates, but cannot ensure that, based upon its cash flow forecast for 2004, Trump AC and its subsidiaries will have sufficient cash flows and other sources of liquidity to meet its debt service requirements within applicable grace periods and operating expense requirements throughout 2004.

Contractual Obligations and Commercial Commitments.

The following tables set forth summaries of the Company’s obligations as of December 31, 2003 and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments:

	Payments Due by Period (In Thousands)
Contractual Obligations	Total	2004	2005 - 2006	2007 -2008	Thereafter
Long-Term Debt	$1,301,032	$1,032	$1,300,000	$—	$—
Capital Lease Obligations	39,307	20,245	18,526	536	—
Operating Leases	97,146	5,105	6,863	4,149	81,029
Interest on the Trump AC Mortgage Notes	365,625	146,250	219,375	—	—
Other Long-Term Obligations (a)	18,726	12,514	6,212	—	—

Total Contractual Cash Obligations	$1,821,836	$185,146	$1,550,976	$4,685	$81,029

(a)	As of December 31, 2003, Trump AC had an aggregate minimum contractual obligation of approximately $18,726,000 under various employment agreements with certain employees, of which approximately $2,548,000 will be reimbursed through the Trump Administration’s Casino Services Agreement. These commitments mature at various dates through 2006. See “Business; Certain Agreements, Casino Service Agreements”.

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

Trump and certain affiliates have engaged in certain related party transactions with respect to Trump AC and its subsidiaries. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation.”

Results of Operations for the Years Ended December 31, 2002 and 2003

The following tables include selected data of Taj Associates and Plaza Associates for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002 Taj Associates	2003 Taj Associates	2002 Plaza Associates	2003 Plaza Associates	2002 Total Trump AC*	2003 Total Trump AC*
	(in millions)
Revenues:
Gaming	$529.3	$511.9	$336.4	$313.2	$865.7	$825.1
Other	110.0	105.3	69.9	68.4	179.9	173.7

Gross revenues	639.3	617.2	406.3	381.6	1,045.6	998.8
Less: promotional allowances	123.4	129.9	90.1	90.2	213.5	220.1

Net revenues	515.9	487.3	316.2	291.4	832.1	778.7

Costs and expenses:
Gaming	232.8	232.0	155.5	147.9	388.3	379.9
Other	35.8	34.5	21.7	21.5	57.5	56.0
General and administrative	107.8	104.0	68.2	66.5	176.2	170.7
Depreciation and amortization	38.2	44.4	18.0	20.1	56.1	64.6
Debt renegotiation costs	—	—	—	—	1.6	0.3

Total costs and expenses	414.6	414.9	263.4	256.0	679.7	671.5

Income from operations	101.3	72.4	52.8	35.4	152.4	107.2

Interest and other non-operating income	0.6	0.3	0.6	0.4	1.2	0.8
Interest expense	(96.4)	(98.3)	(52.7)	(59.7)	(153.2)	(158.0)

Total non-operating expense, net	(95.8)	(98.0)	(52.1)	(59.3)	(152.0)	(157.2)

Income/(loss) before income tax provision	5.5	(25.6)	0.7	(23.9)	0.4	(50.0)
Income tax provision	(2.3)	(2.4)	(1.5)	(1.5)	(3.8)	(3.9)

Net income/(loss)	$3.2	$(28.0)	$(0.8)	$(25.4)	$(3.4)	$(53.9)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Year Ended December 31,
	2002 Taj Associates	2003 Taj Associates		2002 Plaza Associates	2003 Plaza Associates		2002 Total Trump AC	2003 Total Trump AC
	(in millions)
Table Game Revenues (1)	$151.4	$153.4		$100.3	$88.5		$251.7	$241.9
Incr (Decr) over Prior Period		$2.0			$(11.8)			$(9.8)
Table Game Drop (2)	$935.3	$896.7		$608.9	$574.8		$1,544.2	$1,471.5
Incr (Decr) over Prior Period		$(38.6)			$(34.1)			$(72.7)
Table Win Percentage (3)	16.2%	17.1%		16.5%	15.4%		16.3%	16.4%
Incr (Decr) over Prior Period		0.9	Pts		(1.1	)Pts		0.1	Pts
Number of Table Games	137	127		88	90		225	217
Incr (Decr) over Prior Period		(10)			2			(8)
Slot Revenues (4)	$355.4	$336.5		$236.1	$224.7		$591.5	$561.2
Incr (Decr) over Prior Period		$(18.9)			$(11.4)			$(30.3)
Slot Handle (5)	$4,463.2	$4,244.7		$2,941.0	$2,819.6		$7,404.2	$7,064.3
Incr (Decr) over Prior Period		$(218.5)			$(121.4)			$(339.9)
Slot Win Percentage (6)	8.0%	7.9%		8.0%	8.0%		8.0%	7.9%
Incr (Decr) over Prior Period		(0.1	)Pts		—	Pts		(0.1	)Pts
Number of Slot Machines	4,826	4,695		2,928	2,941		7,754	7,636
Incr (Decr) over Prior Period		(131)			13			(118)
Poker Revenues	$20.5	$20.3		—	—		$20.5	$20.3
Incr (Decr) over Prior Period		$(0.2)			—			$(0.2)
Number of Poker Tables	66	66		—	—		66	66
Incr (Decr) over Prior Period		—			—			—
Other Gaming Revenues	$2.0	$1.7		—	—		$2.0	$1.7
Incr (Decr) over Prior Period		$(0.3)			—			$(0.3)
Total Gaming Revenues	$529.3	$511.9		$336.4	$313.2		$865.7	$825.1
Incr (Decr) over Prior Period		$(17.4)			$(23.2)			$(40.6)
Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	94.4%	93.9%		92.8%	91.6%		93.7%	92.9%
Average Daily Rate (Room Revenue)	$80.75	$78.04		$82.06	$79.67		$81.30	$78.71

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased table game revenues at Trump Plaza and decreased slot revenues at both the Taj Mahal and Trump Plaza. The decrease in total gaming revenue was principally caused by severe winter weather conditions in the Atlantic City Market during the first quarter of 2003, as well as adverse economic conditions and the war in Iraq. In addition, during the third and fourth quarters of 2003 the lack of overall market growth to accommodate the Borgata opening as well as a sluggish economy and poor weather conditions, including Hurricane Isabel in September, also contributed to this year-over-year decrease.

Table game revenues decreased by approximately $9.8 million, or 3.9%, from the comparable period in 2002 due to decreases in the table game drop at both the Taj Mahal and Trump Plaza. Overall Trump AC’s table win percentage increased to 16.4% from 16.3% in the comparable period in 2002. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 15.7% and 15.9% for the year ended December 31, 2002 and 2003, respectively.

Slot revenues decreased by approximately $30.3 million, or 5.1%, from the comparable period in 2002 primarily as a result of the decreased slot handle at both the Taj Mahal and Trump Plaza.

Promotional Allowances increased by approximately $6.6 million, or 3.1%, from the comparable period in 2002 primarily as a result of increases in coin expense and complimentary hotel services.

Gaming costs and expenses decreased by approximately $8.4 million, or 2.2%, from the comparable period in 2002 primarily due to decreases in payroll, gaming taxes and bad debt expenses at both the Taj Mahal and Trump Plaza.

General and Administrative costs and expenses decreased by approximately $5.5 million, or 3.1%, from the comparable period in 2002. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased donations of casino reinvestment obligations, employee benefits, regulatory fees and entertainment expenses partially offset by increases in utilities and insurance expenses. Additionally both the Taj Mahal and Trump Plaza recorded donations of casino reinvestment obligations which resulted in charges of $7,350,000 and $3,715,000 for the year ended December 31, 2002 and 2003, respectively.

Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1.3 billion aggregate principal amount as of December 31, 2003. In connection with such efforts, Trump AC has incurred approximately $1.6 million and $.3 million in debt renegotiation costs in the years ended December 31, 2002 and 2003, respectively. THCR is currently seeking to restructure its indebtedness, including the Trump AC Mortgage Notes. See “Business, Recent Events.”

Results of Operations for the Years Ended December 31, 2001 and 2002

The following table includes selected data of Taj Associates and Plaza Associates for the years ended December 31, 2001 and 2002:

	Year Ended December 31,
	2001 Taj Associates	2002 Taj Associates	2001 Plaza Associates	2002 Plaza Associates	2001 Total Trump AC *	2002 Total Trump AC *
	(in millions)
Revenues:
Gaming	$525.1	$529.3	$324.3	$336.4	$849.4	$865.7
Other	108.7	110.0	72.5	69.9	181.2	179.9

Gross revenues	633.8	639.3	396.8	406.3	1,030.6	1,045.6
Less: promotional allowances	132.9	123.4	95.2	90.1	228.1	213.5

Net revenues	500.9	515.9	301.6	316.2	802.5	832.1

Costs and expenses:
Gaming	238.6	232.8	160.4	155.5	399.1	388.3
Other	35.6	35.8	19.4	21.7	54.9	57.5
General and administrative	97.0	107.8	64.3	68.2	161.5	176.2
Depreciation and amortization	33.8	38.2	15.6	18.0	49.4	56.1
Debt renegotiation costs	—	—	—	—	—	1.6

Total costs and expenses	405.0	414.6	259.7	263.4	664.9	679.7

Income from operations	95.9	101.3	41.9	52.8	137.6	152.4

Interest and other non-operating income	1.4	0.6	1.1	0.6	2.7	1.2
Interest expense	(93.3)	(96.4)	(48.0)	(52.7)	(154.3)	(153.2)

Total non-operating expense, net	(91.9)	(95.8)	(46.9)	(52.1)	(151.6)	(152.0)

Income/(loss) before income tax provision	4.0	5.5	(5.0)	0.7	(14.0)	0.4
Income tax provision	—	(2.3)	—	(1.5)	—	(3.8)

Net income/(loss)	$4.0	$3.2	$(5.0)	$(0.8)	$(14.0)	$(3.4)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Year Ended December 31,
	2001 Taj Associates	2002 Taj Associates		2001 Plaza Associates	2002 Plaza Associates		2001 Total Trump AC	2002 Total Trump AC
	(in millions)
Table Game Revenues (1)	$163.8	$151.4		$95.9	$100.3		$259.7	$251.7
Incr (Decr) over Prior Period		$(12.4)			$4.4			$(8.0)
Table Game Drop (2)	$999.5	$935.3		$582.1	$608.9		$1,581.6	$1,544.2
Incr (Decr) over Prior Period		$(64.2)			$26.8			$(37.4)
Table Win Percentage (3)	16.4%	16.2%		16.5%	16.5%		16.4%	16.3%
Incr (Decr) over Prior Period		(0.2	)Pts		—			(0.1	)Pts
Number of Table Games	141	137		96	88		237	225
Incr (Decr) over Prior Period		(4)			(8)			(12)
Slot Revenues (4)	$338.1	$355.4		$228.4	$236.1		$566.5	$591.5
Incr (Decr) over Prior Period		$17.3			$7.7			$25.0
Slot Handle (5)	$4,450.8	$4,463.2		$2,963.5	$2,941.0		$7,414.3	$7,404.2
Incr (Decr) over Prior Period		$12.4			$(22.5)			$(10.1)
Slot Win Percentage (6)	7.6%	8.0%		7.7%	8.0%		7.6%	8.0%
Incr (Decr) over Prior Period		0.4	Pts		0.3	Pts		0.4	Pts
Number of Slot Machines	4,725	4,826		2,836	2,928		7,561	7,754
Incr (Decr) over Prior Period		101			92			193
Poker Revenues	$21.0	$20.5		—	—		$21.0	$20.5
Incr (Decr) over Prior Period		$(0.5)			—			$(0.5)
Number of Poker Tables	67	66		—	—		67	66
Incr (Decr) over Prior Period		(1)			—			(1)
Other Gaming Revenues	$2.2	$2.0		—	—		$2.2	$2.0
Incr (Decr) over Prior Period		$(0.2)			—			$(0.2)
Total Gaming Revenues	$525.1	$529.3		$324.3	$336.4		$849.4	$865.7
Incr (Decr) over Prior Period		$4.2			$12.1			$16.3
Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	94.4%	94.4%		91.4%	92.8%		93.1%	93.7%
Average Daily Rate (Room Revenue)	$81.09	$80.75		$81.94	$82.06		$81.44	$81.30

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

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

As previously reported during the first quarter of 2002, Trump AC was seeking to refinance or modify the terms of the Trump AC Mortgage Notes which were approximately $1.3 billion aggregate principal amount as of December 31, 2002. In connection with such efforts, Trump AC incurred approximately $1.6 million in debt renegotiation costs during the year ended December 31, 2002. THCR is currently seeking to restructure its indebtedness, including the Trump AC Mortgage Notes. See “Business; Recent Events.”

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

Seasonality

Our cash flows from operating activities are seasonal in nature, with spring and summer traditionally being peak seasons and autumn and winter being non-peak seasons. Consequently, the Company’s operating results during the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that the Taj Mahal and Trump Plaza are unable to generate excess cash flows in one or more peak seasons, they may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2001, 2002 or 2003.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	December 31, 2003
	Carrying Amount	Fair Value
	(in thousands)
TAC I Notes	$1,200,000	$921,000
TAC II Notes	$74,446	$57,563
TAC III Notes	$24,729	$19,188

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

An index to financial statements and required financial statement schedules is set forth in Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years. On June 3, 2002, Trump AC and its subsidiaries, including Taj Associates and Plaza Associates, dismissed Arthur Andersen LLP as their independent public accountants and engaged Ernst & Young LLP to serve as their independent public accountants. For more information with respect to this matter, see THCR’s and Trump AC’s Current Report on Form 8-K filed on June 4, 2002.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, the principal executive officer and principal financial officer of each of the Registrants have concluded that its disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal year covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS.

Management of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III

THCR is the sole general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings and its subsidiaries, including the registrants. THCR Holdings owns 100.0% of Trump AC, directly and through its ownership of Trump AC Holding. Trump AC Funding, Trump AC Funding II and Trump AC Funding III are wholly-owned subsidiaries of Trump AC. Trump AC and TACC are the general partners of Taj Associates and Plaza Associates. The Board of Directors of each of Trump AC Funding, Trump AC Funding II and Trump AC Funding III consists of Messrs. Trump, Robert M. Pickus, Wallace B. Askins and Don M. Thomas. The indentures governing the Trump AC Mortgage Notes each require that two directors of Trump AC Funding, Trump AC Funding II and Trump AC Funding III be persons who would qualify as “Independent Directors” as such term is defined in such indentures.

Set forth below are the names, ages, positions and offices held with the Registrants and a brief account of the business experience during the past five years of each member of the board of directors of Trump AC Funding, Trump AC Funding II and Trump AC Funding III and of the executive officers of the Registrants.

Position(s) and Office(s) with:
Name	Trump AC	Trump AC Funding	Trump AC Funding II	Trump AC Funding III
Donald J. Trump	President and Chief Executive Officer	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer

Mark A. Brown	Chief Operating Officer	—	—	—

Robert M. Pickus	Executive Vice President and Secretary	Secretary and Director	Secretary and Director	Secretary and Director

Francis X. McCarthy, Jr.	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer

John P. Burke	Executive Vice President and Corporate Treasurer	Treasurer	Treasurer	Treasurer

Joseph A. Fusco	Executive Vice President; Government Affairs	—	—	—

Wallace B. Askins	—	Director	Director	Director

Don M. Thomas	—	Director	Director	Director

Donald J. Trump (57 years old) has been serving since June 2000, as the (i) President of each of Trump AC Holding, Trump AC, Trump AC Funding, Trump AC Funding II, Trump AC Funding III, TACC and THCR Enterprises, Inc., or THCR Enterprises; (ii) President and Chief Executive Officer of each of Trump Indiana, Inc., Trump’s Castle Funding, Inc., or Castle Funding (dissolved on June 4, 2003) and Trump Marina, Inc.; (iii) President and Treasurer of THCR/LP Corporation, or THCR/LP; and (iv) Chief Executive Officer of Taj Associates. Mr. Trump has also been serving as the President and Chief Executive Office of each of THCR, THCR Funding and THCR Holdings since June 2000. Since June 1998, Trump has been serving as the President, Treasurer and sole director of Trump Casinos, Inc., or TCI. Until April 1998, Trump served as the President and Treasurer of Castle Funding. Since November 1997, Trump has been serving as the Chairman of each of Trump AC Funding II and Trump AC Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of Trump AC Funding. Since March 1995, Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Trump has been the Chairman of Trump AC Holding. Since December 1992, Trump has been serving as the sole director of Trump Indiana. From May 1992 through March 2003, Trump was the Chairman of the Board of Partner Representatives of Marina Associates. Since November 1991, Trump has been serving as the President, Treasurer and sole director of TCI-II. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since May 1986, he has been serving as the President and sole director of Realty Corp. Since March 1986, he has been the Chairman, President and Treasurer of Plaza Funding. Since March 1985, Trump has been the Chairman of Trump Marina, Inc. From February 1993 through December 1997, Trump served as the President of Trump AC Holding. From March 1991 through December 1997, Trump served as the President and Treasurer of TACC. Trump is also currently the President and Chief Executive Officer of The Trump Organization, Inc. which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

Mark A. Brown (43 years old) has been serving as the Chief Operating Officer of each of Trump AC and THCR since June 2000. Also since June 2000, Mr. Brown has been serving as the Chief Executive Officer of each of Taj Associates, Plaza Associates, Marina Associates and Trump Indiana. Since January 2000 Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of Trump Marina, Inc. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Marina Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Marina Associates.

Robert M. Pickus (49 years old) has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and Trump AC since April 2000. Mr. Pickus has been the Executive Vice President, General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 1998, Mr. Pickus has been the Secretary of Castle Funding. Since February 1998, he has been serving as the (i) Secretary of each of TACC and Trump AC Holding and (ii) Assistant Secretary and a director of Trump Marina, Inc. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of Trump AC Funding II and Trump AC Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Marina Associates. Since January 1996, he has been serving as the Secretary and a director of Trump AC Funding. From October 1995 through March 2003, Mr. Pickus served as a member of the Board of Partner Representatives of Marina Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Marina Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana, Inc. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Plaza Funding. From April to December 2000, Mr. Pickus served as the President of TCS. From June 1996 to April 2000, he served as the Executive Vice President of TCS. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of Trump AC Holding. Mr. Pickus has been admitted to practice law in the states of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Francis X. McCarthy, Jr. (51 years old) has been the Chief Financial Officer of each of Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III since September 1998. Mr. McCarthy has also served as the Executive Vice President of Corporate Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Marina Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. . From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of TCS.

John P. Burke (56 years old) has been serving as the Treasurer of each of Trump AC Funding II and Trump AC Funding III since November 1997. Mr. Burke has also served as the Executive Vice President of each of THCR, THCR Holdings, THCR Funding and Trump AC since January 1999. Since April 1998, he has been serving as the Assistant Treasurer of Trump Marina, Inc. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. From March 1997 through March 2003, Mr. Burke served as a member of the Board of Partner Representatives of Marina Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of Trump AC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and Trump AC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Marina Associates, Castle Funding, TCI-II and TCHI. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana, Inc. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Marina Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

Joseph A. Fusco (59 years old) has been serving as the Executive Vice President of Government Affairs of each of Trump AC, THCR and THCR Holdings since June 1996 and of TCS from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a Gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the State of New Jersey since 1969.

Wallace B. Askins (73 years old) has been serving as a director of Trump AC Funding II and Trump AC Funding III since December 1997. Since April 1996, he has been serving as a director of Trump AC Funding. Since April 1994, Mr. Askins has been serving as a director of Trump AC Holding. Mr. Askins has also been serving as a director of each of THCR and THCR Funding since June 1995. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco, Inc.

Don M. Thomas (73 years old) has been serving as a director of each of Trump AC Funding II and Trump AC Funding III since December 1997. Since April 1996, he has been a director of Trump AC Funding. Mr. Thomas has also been serving as director of Trump AC Holding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in the state of New York.

Messrs. Trump, Brown, Pickus, McCarthy and Burke have executive employment agreements pursuant to which such individuals serve as officers of the Company. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements.”

All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC.

In addition to our executive officers and directors named above, we also rely on executive officers of THCR, including Scott C. Butera, the Executive Vice President, Director of Corporate and Strategic Development. Mr. Butera’s biography is provided below:

Scott C. Butera (37 years old) has been serving as the Executive Vice President and Director of Corporate and Strategic Development of THCR and THCR Holdings since September 2003. Prior to that, Mr. Butera has spent fourteen years working in the financial services industry. From March 2000 to September 2003, Mr. Butera was an Executive Director for UBS Investment Bank, where he served as a client relationship officer with primary responsibilities for the gaming, lodging and leisure industries. From September 1996 until March 2000, he was a Director in the investment banking department of Credit Suisse First Boston, where he served in a similar capacity. Mr. Butera has also served in the investment banking departments of Smith Barney, Inc. and Bear Stearns & Co. Inc., as well as the financial services practice of Coopers & Lybrand. Mr. Butera holds a Masters in Business Administration from New York University’s Leonard N. Stern School of Business and is a graduate of Trinity College in Hartford, Connecticut.

Management of Taj Associates

Trump AC is the managing general partner of Taj Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

Set forth below are the names, ages, positions and offices held with Taj Associates and a brief summary of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than those who are also directors or executive officers of THCR or the Registrants.

Mark A. Brown. See Mr. Brown’s biography above.

Stephen S. Oskiera (45 years old) has been serving as the Senior Vice President of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of TCS from November 1999 to January 2000 and as Vice President of Finance of Marina Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Marina Associates and TCS from October 1995 to October 1998.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Plaza Associates

Trump AC is the managing general partner of Plaza Associates. Trump AC Holding is the managing general partner of Trump AC. The Board of Directors of Trump AC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief summary of the business experience during the past five years of each of the executive officers and certain key employees of Plaza Associates other than those who are also directors or executive officers of THCR or the Registrants.

Matthew A. Harkness (47 years old) has been the Chief Operating Officer of Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina. Mr. Harkness has served in various Atlantic City casinos in operational and marketing capacities since 1979.

Theresa A. Glebocki (42 years old) has been the Senior Vice President of Finance of Plaza Associates since October 2002. Ms. Glebocki served as the Vice President of Finance of Plaza Associates from September 2000 until October 2002, as Executive Director of Finance of Plaza Associates and TCS from November 1996 until September 2000 and Financial Controller of Plaza Associates from 1991 until 1996.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable

Code of Ethics

In January 2003, THCR’s Board of Directors adopted a Code of Ethics, or the Code, that applies to its and our executive officers, including, among others, our chief executive officers and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting to an appropriate person and persons identified in the Code of violations of the Code; and

•	accountability for adherence to the Code.

ITEM 11.	EXECUTIVE COMPENSATION.

Taj Associates and Plaza Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

The following table sets forth information regarding compensation paid or accrued during the years ended December 31, 2003, 2002 and 2001 to the Chairman of the Board of Trump AC Holding, the Chief Executive Officer of Taj Associates and Plaza Associates, and any person who served in such capacities during the fiscal year ended December 31, 2003, and each of the four most highly compensated executive officers of Taj Associates and Plaza Associates whose salary and bonus exceeded $100,000 for the year ended December 31, 2003 (collectively, the “Named Executive Officers”). Messrs. Butera, Pickus, McCarthy, Burke and Fusco are compensated for their services to Trump AC through the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.”

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus		All Other Compensation
Donald J. Trump -Chairman of the Board of Directors and President of Trump AC Holding (1)	2003 2002 2001	$ $ $	750,000 — —	$ $ $	— — —	$ $ $	— — —
Mark A. Brown -Chief Operating Officer of Trump AC and Trump Taj Mahal (2)	2003 2002 2001	$ $ $	1,199,725 846,456 859,847	$ $ $	— 262,500 —	$ $ $	4,500 3,800 3,375	(3) (3) (3)
Matthew A. Harkness -Chief Operating Officer of Trump Plaza	2003 2002 2001	$ $ $	362,899 302,322 247,414	$ $ $	— 125,000 —	$ $ $	5,582 4,714 4,296	(3) (3) (3)
Catherine A. Walker -Former Chief Operating Officer of Taj Associates	2003 2002 2001	$ $ $	254,985 — —	$ $ $	— — —	$ $ $	2,641 — —	(3)
Stephen S. Oskiera -Senior Vice President of Finance of Taj Associates	2003 2002 2001	$ $ $	177,423 167,423 164,754	$ $ $	— 50,000 —	$ $ $	5,323 5,023 5,100	(3) (3) (3)
Theresa A. Glebocki -Senior Vice President of Finance of Plaza Associates	2003 2002 2001	$ $ $	171,752 156,753 143,849	$ $ $	— 50,000 —	$ $ $	4,945 4,278 4,315	(3) (3) (3)

(1)	Mr. Trump is compensated for his services rendered to Taj Associates and Plaza Associates pursuant to an Executive Agreement, dated June 12, 1995, which was amended and restated effective January 1, 2003, among Mr. Trump, THCR, THCR Holdings and Trump AC.

(2)	Pursuant to the Casino Services Agreement, Mr. Brown’s compensation is allocated between Taj Associates, Plaza Associates and Marina Associates on a pro-rata basis.

(3)	Represents vested and unvested contributions made by Taj Associates, Plaza Associates and Trump Administration to the Trump Capital Accumulation Plan. Funds accumulated for an employee under the plan consists of the participant’s employer matching contributions equaling 50.0% of the participant’s contributions which are retained until termination of employment, attainment of age 59 ½ or financial hardship, at which time the employee may withdraw his or her vested funds.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Donald J. Trump. In connection with the recapitalization of an affiliate entity, Trump Casino Holdings, LLC, or TCH, and the termination of Mr. Trump’s services agreement with Marina Associates (a subsidiary of TCH), THCR determined to revisit Mr. Trump’s compensation arrangements. On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (or the Amended Executive Agreement). The Amended Executive Agreement amended and restated the Mr. Trump then existing Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add Trump AC as a party. Pursuant to the Amended Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves consolidated EBITDA (as defined) of $270 million in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amounts deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA Bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year.

During 2003, Trump AC paid an aggregate of $750,000 to Mr. Trump pursuant to the Amended Executive Agreement.

Mark A. Brown. Mr. Brown serves as the President and Chief Executive Officer of Taj Associates and Plaza Associates, as well as two of their affiliates, Trump Marina Associates and Trump Indiana, Inc. (collectively referred to as the Trump Entities) pursuant to an employment agreement, dated August 2, 2000 (the “Brown Employment Agreement”), by and among Mr. Brown and the Trump Entities. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended through December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006. The Brown Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than thirty-five percent (35%) of THCR’s common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

Matthew A. Harkness. Mr. Harkness serves as the Chief Operating Officer of Trump Plaza pursuant to an employment agreement, dated January 1, 2003 and expiring on December 31, 2006 (the “Harkness Employment Agreement.”) Pursuant to the Harkness Employment Agreement, Mr. Harkness is paid an initial annual base salary of $350,000 per year. In the event the Harkness Employment Agreement is terminated at any time by Mr. Harkness or Plaza Associates for any reason, Mr. Harkness has agreed that for a period of six months after such termination, he will not accept employment, either as an employee, consultant or independent contractor, with or on behalf of any Atlantic City casino licensee or casino license applicant; provided, however, Mr. Harkness may work at another casino property in Atlantic City owned by THCR. Mr. Harkness has also agreed that for a period of six months following the expiration or termination, as the case may be, of the Harkness Employment Agreement, Mr. Harkness will not solicit or contact, directly or indirectly, any customers met, serviced, developed or continued to develop during his tenure with Plaza Associates nor will he solicit or otherwise discuss employment, directly or indirectly, with any employees of Plaza Associates or any of its related or affiliated companies. The Harkness Employment Agreement may be terminated by Plaza Associates for “Cause,” defined in the Harkness Employment Agreement as (i) Mr. Harkness’ breach of the Harkness Employment Agreement or of any employee conduct rules; (ii) Mr. Harkness’ refusal to perform his duties under the Harkness Employment Agreement; (iii) the failure to reach performance goals established by Plaza Associates; (iv) any act which in Plaza Associates’ sole opinion would adversely reflect upon Plaza Associates or would impair Mr. Harkness’ ability to effectively perform his duties under the Harkness Employment Agreement; (v) alcohol or drug addiction; or (vi) Mr. Harkness’ disability or death. In the event of such earlier termination, Plaza Associates shall pay Mr. Harkness his salary earned to the date of termination and shall have no further liability or obligation to Mr. Harkness under the Harkness Employment Agreement. Also, Plaza Associates may terminate the Harkness Employment Agreement for no cause in its sole discretion immediately upon notice to Mr. Harkness. In such event, Mr. Harkness shall be paid his then current salary for the lesser of six months or the number of months then remaining under the Harkness Employment Agreement. Unless extended past the expiration date of the Harkness Employment Agreement, Mr. Harkness’s employment shall continue on an “at-will” basis.

Stephen S. Oskiera. On March 1, 2001, Taj Associates entered into an employment agreement with Mr. Oskiera (the “Oskiera Employment Agreement”) pursuant to which Mr. Oskiera serves as its Senior Vice President of Finance of Taj Associates. The Oskiera Employment Agreement, the term of which was extended through December 31, 2006, provides for an initial annual base salary of $170,000 which shall be reviewed on an annual basis and increased at Taj Associates’ sole discretion. Mr. Oskiera’s employment may be terminated by Taj Associates for “Cause” defined as (i) the revocation of Mr. Oskiera’s casino key employee license, (ii) Mr. Oskiera’s conviction for certain crimes, (iii) Mr. Oskiera’s disability or death or (iv) Mr. Oskiera’s breach of duty to Taj Associates. Upon termination for cause Mr. Oskiera will earn compensation earned as of the date of termination. Taj Associates may terminate the Oskiera Employment Agreement at any time for “without Cause” and Mr. Oskiera will be entitled to compensation in an amount equal to the lesser of six months or the number of months then remaining under the Oskiera Employment Agreement.

Theresa A. Glebocki. On October 7, 2002, Plaza Associates entered into an employment agreement with Ms. Glebocki (the “Glebocki Employment Agreement”) pursuant to which Ms. Glebocki serves as Senior Vice President of Finance of Plaza Associates. The Glebocki Employment Agreement, the term of which expires on June 30, 2005, provides for an initial annual base salary of $170,000 which shall be reviewed on an annual basis and increased at Plaza Associates’ sole discretion. Ms. Glebocki’s employment may be terminated by Plaza Associates for “Cause” defined as (i) the revocation of Ms. Glebocki’s casino key employee license, (ii) Ms. Glebocki’s conviction for certain crimes, (iii) Ms. Glebocki’s disability or death or (iv) Ms. Glebocki’s breach of duty to Plaza Associates. Upon termination for Cause, Ms. Glebocki will earn compensation earned as of the date of termination. Plaza Associates may terminate the Glebocki Employment Agreement at any time for “without Cause” and Ms. Glebocki will be entitled to compensation in an amount equal to the lesser of six months or the number of months then remaining under the Glebocki Employment Agreement.

Compensation of Directors

Each of the directors of Trump AC Funding, Trump AC Funding II and Trump AC Funding III currently serves as an executive officer or a member of the Board of Directors of THCR, and receives no additional compensation for services rendered to Trump AC Funding, Trump AC Funding II or Trump AC Funding III. Directors of THCR who are also employees or consultants of THCR or its affiliates receive no directors’ fees. Non-employee directors are paid a stipend of $50,000 per year, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending such meetings.

Financial Expert

THCR’s Board of Directors has determined that Mr. Askins is a “financial expert” (as defined by Section 407 of the Sarbanes-Oxley Act of 2002). Mr. Askins serves on THCR’s Board’s Audit Committee, Stock Incentive Plan Committee, Special Committee, Compensation Committee and Nominating/Corporate Governance Committee and on the Board of Directors of each of Trump AC Funding, Trump AC Funding II and Trump AC Funding III. See “Business; Directors and Executive Officers of the Registrants; Wallace B. Askins.”

Compensation Committee Interlocks and Insider Participation

In general, the compensation of executive officers of Taj Associates and Plaza Associates is determined by Trump AC Holding, Trump AC’s managing general partner. During the fiscal year ended December 31, 2003, no officer or employee of Trump AC Holding, other than Mr. Trump who served on the Board of Directors of Trump AC Holding, participated in the deliberations concerning executive compensation.

During 2003, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions. See “Certain Relationships and Related Transactions.”

•	Second Amended and Restated Services Agreement. In December 2000, Trump Administration, a division of Taj Associates, assumed the rights and responsibilities of TCS as a result of the merger of TCS with and into Taj Associates. TCS was formed in June 1996 to provide managerial, financial, accounting, purchasing, legal and other services necessary and incidental to the operations of each of the Trump casino properties pursuant to a Second Amended and Restated Services Agreement (or the Administrative Services Agreement), dated as of January 1, 1998, by and among TCS and each of (i) Taj Associates, (ii) Plaza Associates, (iii) Marina Associates, and (iv) Trump Indiana, Inc. The Administrative Services Agreement requires Taj Associates, Plaza Associates, Marina Associates and/or Trump Indiana, Inc., as the case may be, to pay Trump Administration on an allocated basis all of the costs and expenses incurred by Trump Administration in providing such services, including without limitation, all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration in providing such services as well as all overhead and other expenses incurred in the ordinary course of providing the administrative services for the casinos. The term of the Administrative Services Agreement is 10 years unless terminated earlier by any of the parties upon 90 days prior written notice to each of the other parties. For the years ended December 31, 2001, 2002 and 2003, Plaza Associates, Trump Marina, Inc. and Trump Indiana, Inc. paid aggregate fees and expenses to Trump Administration of approximately $10.3 million, $8.7 million, and $8.7 million, respectively, under the Administrative Services Agreement. The indentures governing the TCH Notes limit the total amounts payable by Marina Associates and Trump Indiana under the Administrative Services Agreement with respect to such administrative services to $6.0 million per year.

•	Use of Trump’s Facilities. Beginning in late 1997, the Trump AC Properties began to utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances Trump AC’s revenues. In 2003, we paid an aggregate amount of $32,000 in consideration for the use of these facilities.

•	Trademark License Agreement. Subject to certain restrictions, THCR has the exclusive royalty-free world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee. THCR, in turn, allows its subsidiaries, including Trump AC and its subsidiaries, to use the Trump Names and Marks under various parol licenses which do not create enforceable licenses. The license agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products. Under the trademark license agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the trademark license agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party. See “Business, Certain Agreements, Trademark License Agreement.”

•	Trump’s Amended Executive Agreement. See “Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Donald J. Trump.”

Other Relationships. The SEC requires registrants to disclose the existence of any other corporation in which both (i) an executive officer of the registrant serves on the board of directors and/or compensation committee, and (ii) a director of the registrant serves as an executive officer. Messrs. Pickus and Burke, executive officers of the Registrants, have served on the boards of directors of other entities in which members of the Board of Directors of THCR (namely, Mr. Trump) served and continue to serve as executive officers. Management believes that such relationships have not affected the decisions made by the Board of Directors of Trump AC Funding, Trump AC Funding II and Trump AC Funding III in the last fiscal year.

Mr. Trump serves as the Chairman of the Board of Directors of THCR. Messrs. Brown, Pickus, McCarthy, Burke and Fusco are executive officers of THCR and are compensated for their services under the Casino Service Agreement. See “Business; Certain Agreements; Casino Services Agreement.”

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

Trump AC Funding II. Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Trump AC Funding II’s common stock since Trump AC Funding II’s formation in November 1997.

Trump AC Funding III. Through its ownership of 100.0% of Trump AC and Trump AC Holding, THCR Holdings has owned 100.0% of Trump AC Funding II’s common stock since Trump AC Funding III’s formation in November 1997.

Changes in Control

The equity in, and substantially all of the assets of, the Trump Taj Mahal and Trump Plaza are pledged as collateral under the indenture governing the Trump AC Mortgage Notes. An event of default under the indenture could cause a change of control of Trump Taj Mahal and Trump Plaza.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Affiliate party transactions are governed by the provisions of the indentures governing the Trump AC Mortgage Notes which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party, and require the approval of a majority of the independent directors of Trump AC Funding, Trump AC Funding II or Trump AC Funding III, as applicable.

Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See “Executive Compensation-Compensation Committee Interlocks and Insider Participation.”

•	Caroleyes It, Inc. Pursuant to an agreement, dated September 15, 2001, between Trump AC and Caroleyes It, Inc., Carol C. Brown, the President of Caroleyes, provides interior designing services (as an independent contractor) as directed by Trump AC as well as material selection and installment oversight services. Pursuant to the agreement, Ms. Brown received a one time fee of $43,750 (for prior unpaid services) and is paid $150,000 per year, payable in weekly installments, and reasonable and customary expenses incurred in connection with providing the services. Ms. Brown is the wife of Mark Brown, Trump AC’s Chief Operating Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table show the fees paid or accrued by Trump AC for audit and other services provided by Ernst & Young LLP during 2002 and 2003:

	Year Ended December 31,
	2002	2003
Audit Fees (1):	$329,000	$416,000
Financial Information Systems Design and Implementation Fees (2):	—	—
Audit-Related Fees:	—	—
Tax Fees (3):	244,000	687,000
All Other Fees:	—	—

Total	$573,000	$1,103,000

1.	Includes professional services rendered in connection with the audit of Trump AC and its subsidiaries’ financial statements for the most recent fiscal year and the reviews of the financial statements included in each of the Company’s and its subsidiaries’ quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2002 and December 31, 2003.

2.	Ernst & Young LLP did not provide the Company or its subsidiaries with any professional services in connection with the design and implementation of financial information systems during the fiscal years ended December 31, 2002 and December 31, 2003.

3.	Includes services related to complete the Company’s tax returns, and for tax planning and other services rendered to the Company during fiscal 2002 and 2003.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors.

The Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	Financial Statements. See the Index immediately following the signature page.

(b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K with the SEC on (i) October 30, 2003 regarding our earnings press release for the quarter ended September 30, 2003 issued on October 30, 2003 and (ii) February 12, 2004 regarding our earnings press release for the fourth quarter and year ended December 31, 2003 issued on February 12, 2004, which press release also disclosed THCR’s exclusivity agreement with DLJ Merchant Banking Partners III, L.P. in connection with a recapitalization of THCR. See “Business; Recent Events.”

(c)	Exhibits.

Exhibit No.	Description of Exhibit	Incorporated by Reference to

3.1	Amended and Restated Partnership Agreement of Trump Atlantic City Associates	Filed as Exhibit 3.8.4 to Trump Atlantic City Associates’ Form 10-Q for the quarter ended March 31, 1996

3.2	Certificate of Incorporation of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.1 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.3	Certificate of Amendment of Certificate of Incorporation of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.1.1 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.4	Bylaws of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.2 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.5	Certificate of Incorporation of Trump Atlantic City Funding II, Inc.	Filed as Exhibit 3.10 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.5	Bylaws of Trump Atlantic City Funding II, Inc.	Filed as Exhibit 3.11 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.6	Certificate of Incorporation of Trump Atlantic City Funding III, Inc.	Filed as Exhibit 3.12 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

3.7	Bylaws of Trump Atlantic City Funding III, Inc.	Filed as Exhibit 3.13 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

3.8	Certificate of Incorporation of Trump Atlantic City Corporation, as amended	Filed as Exhibit 3.14 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.9	Bylaws of Trump Atlantic City Corporation	Filed as Exhibit 3.15 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.9	Third Amended and Restated Agreement of Limited Partnership of Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.51.2 to Trump Hotels & Casino Resorts, Inc.’s Quarter Report on Form 10-Q for the quarter ended September 30, 1996

3.10	Third Amended and Restated Partnership Agreement of Trump Plaza Associates	Filed as Exhibit 3.20 Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

Exhibit No.	Description of Exhibit	Incorporated by Reference to

3.11	Second Amended and Restated Partnership Agreement of Trump Taj Associates	Filed as Exhibit 3.21 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.1	Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Associates, as pledgor, to First Bank National Association, as Senior Note Trustee	Filed as Exhibit 4.19.6 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.2	Indenture, dated April 17, 1996, among Trump Atlantic City Associates and Trump Atlantic City Funding, Inc., as issuers, Trump Plaza Associates, Trump Taj Mahal Associates and the Trump Taj Mahal Corporation, as guarantors, Trump Taj Mahal Funding, Inc., and U.S. Bank, NA, as trustee	Filed as Exhibit 4.26.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.3	First Mortgage Note Certificate	Included in Exhibit 4.26.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.4	Indenture of Mortgage and Security Agreement among Trump Taj Mahal Associates, as mortgagor, and U.S. Bank NA, as collateral agent and mortgagee	Filed as Exhibit 4.28.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.5	Indenture of Mortgage and Security Agreement among Trump Plaza Associates, as mortgagor, and U.S. Bank NA, as collateral agent and mortgagee	Filed as Exhibit 4.28.2 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.6	Assignment of Leases and Rents among Trump Taj Mahal Associates, as assignor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.29.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.7	Assignment of Leases and Rents among Trump Plaza Associates, as assignor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.29.2 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.8	Collateral Agency Agreement among U.S. Bank, NA, as collateral agent, and U.S. Bank, NA, as trustee, Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., the other secured parties signatory thereto; and the guarantors under the First Mortgage Note Indenture	Filed as Exhibit 4.30.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.9	Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee	Filed as Exhibit 4.31 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.10	Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associate and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee	Filed as Exhibit 4.32 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.11	Indenture of Mortgage and Security Agreement by Trump Plaza Associates, as mortgagor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.35 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

Exhibit No.	Description of Exhibit	Incorporated by Reference to

4.12	Indenture of Mortgage and Security Agreement by Trump Taj Mahal Associates, as mortgagor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.36 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.13	Assignment of Leases and Rents by Trump Plaza Associates, as assignor, and U.S. Bank, NA, as assignee	Filed as Exhibit 4.37 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.14	Assignment of Leases and Rents by Trump Taj Mahal Associates, as assignor, and U.S. Bank, NA, as assignee	Filed as Exhibit 4.38 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.15	Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuer, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee	Filed as Exhibit 4.33 to Trump Atlantic City Associates’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997

4.16	Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications LL, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchase	Filed as Exhibit 4.34 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

10.1 *	Second Amended and Restated Services Agreement, dated as of January 1, 1998, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC	—

10.2 *	Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46 to Trump Hotels & Casino Resorts, Inc.’s Form 10-Q for the quarter ended June 30, 1995

10.3 *	Amendment, dated May 16, 1996, to the Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46.1 to Trump Hotels & Casino Resorts, Inc.’s Form 10-Q for the quarter ended June 30, 1996

10.4 *	Second Amendment, dated July 1, 2000, to the Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46.3 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.5 *	Second Amendment, dated August 4, 2000, of the Employment Agreement, dated January 3, 2000, of Mark A Brown	Filed as Exhibit 10.72 to Trump Hotels & Casino Resorts, Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000

10.6 *	Third Amendment, dated December 11, 2002, of the Employment Agreement, dated January 3, 2000, of Mark Brown.	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.7 *	Employment Agreement, dated January 13, 2003, of Stephen S. Oskiera	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

Exhibit No.	Description of Exhibit	Incorporated by Reference to

10.8 *	Employment Agreement, dated January 1, 2003, of Matthew A. Harkness	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.9 *	Employment Agreement, dated October 7, 2002, of Theresa A. Glebocki	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.10 *	Employment Agreement, dated April 17, 2000, by and among Robert M. Pickus, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.73 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.11 *	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Robert M. Pickus, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.12 *	Employment Agreement, dated April 17, 2000, by and among Francis X. McCarthy, Jr., Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.74 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.13 *	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Francis X. McCarthy, Jr., Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.14 *	Employment Agreement, dated April 17, 2000, by and among Joseph A. Fusco, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.75 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.15 *	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Joseph A. Fusco, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.16 *	Amended and restated Executive Agreement, Effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.	Filed as Exhibit 10.1 to Trump Atlantic City Associates Form 10-Q for the quarter ended September 30, 2003.

10.17 *	Employment Agreement, dated August 15, 2003, of Scott C. Butera	—

10.18	Exclusivity Agreement, dated as of January 21, 2004, among THCR and DLJ Merchant Banking Partners III, L.P.	—

10.19	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.	—

10.20	Letter Agreement, dated February 12, 2004, between Trump AC and DLJ Merchant Banking Partners III, L.P.	—

Exhibit No.	Description of Exhibit	Incorporated by Reference to

10.21	Letter Agreement, dated February 12, 2004, between Taj Associates and DLJ Merchant Banking Partners III, L.P.	—

10.22	Letter Agreement, dated February 12, 2004, between Plaza Associates and DLJ Merchant Banking Partners III, L.P.	—

21	List of Subsidiaries	Filed as Exhibit 21 to Trump Atlantic City Associates’ Form 10-K for the fiscal year ended December 31, 1997

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.	—

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.	—

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

99.1	Code of Ethics	Filed as Exhibit 99.3 to Trump Atlantic City Associates’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

*	Management contract or compensatory plan or arrangement.

(d)	Financial Statement Schedules.

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

its managing general partner

/s/ DONALD J. TRUMP

Donald J. Trump President March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY ASSOCIATES

By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its managing general partner

Signature	Title	Date

/S/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board of Directors and President (Principal Executive Officer)	March 30, 2004

/S/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/S/ WALLACE B. ASKINS Wallace B. Askins	Director	March 30, 2004

/S/ DON M. THOMAS Don M. Thomas	Director	March 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY FUNDING, INC. (Registrant)

/s/ DONALD J. TRUMP

Donald J. Trump President and Chief Executive Officer March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING, INC.

Signature	Title	Date

/S/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/S/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/S/ WALLACE B. ASKINS Wallace B. Askins	Director	March 30, 2004

/S/ DON M. THOMAS Don M. Thomas	Director	March 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY FUNDING II, INC. (Registrant)

/s/ DONALD J. TRUMP

Donald J. Trump President and Chief Executive Officer March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING II, INC.

Signature	Title	Date

/S/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/S/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/S/ WALLACE B. ASKINS Wallace B. Askins	Director	March 30, 2004

/S/ DON M. THOMAS Don M. Thomas	Director	March 30, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY FUNDING III, INC. (Registrant)

/s/ DONALD J. TRUMP

Donald J. Trump President and Chief Executive Officer March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

TRUMP ATLANTIC CITY FUNDING III, INC.

Signature	Title	Date

/S/ DONALD J. TRUMP Donald J. Trump	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/S/ FRANCIS X. MCCARTHY, JR. Francis X. McCarthy, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/S/ WALLACE B. ASKINS Wallace B. Askins	Director	March 30, 2004

/S/ DON M. THOMAS Don M. Thomas	Director	March 30, 2004

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Trump Atlantic City Associates and Subsidiaries

We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates and Subsidiaries as of December 31, 2002 and 2003 and the related consolidated statements of operations, capital and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Trump Atlantic City Associates and Subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated March 13, 2002.

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

In our opinion, the 2002 and 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Atlantic City Associates and Subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced increased competition, has incurred recurring operating losses and has a working capital deficit at December 31, 2003. The Company is working on various alternatives to improve the Company’s financial resources which are also described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 31, 2004, except for

Note 11, as to which the date

is February 12, 2004

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REPORT OF ERNST & YOUNG LLP RELATES TO THE YEARS ENDED DECEMBER 31, 2002 AND 2003. CONSEQUENTLY, FOR THE PURPOSES OF THIS FORM 10-K, THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES ONLY TO THE YEAR ENDED DECEMBER 31, 2001.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2003

(In Thousands)

	2002	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,007	$59,727
Trade receivables, net of allowances for doubtful accounts of $15,421 and $15,338, respectively	21,283	21,598
Accounts receivable, other	3,349	3,602
Inventories	8,740	8,427
Prepaid expenses and other current assets	7,512	8,187

Total current assets	119,891	101,541

PROPERTY AND EQUIPMENT
Land and land improvements	172,684	173,377
Buildings and building improvements	1,303,972	1,311,237
Furniture, fixtures and equipment	276,522	310,211
Leasehold improvements	13,310	13,256
Construction in progress	8,590	5,420

	1,775,078	1,813,501
Less-Accumulated depreciation and amortization	(506,953)	(566,029)

Net property and equipment	1,268,125	1,247,472

OTHER ASSETS:
Deferred bond issuance costs, net of accumulated amortization of $38,175 and $41, 884, respectively	10,675	6,966
Other assets	39,436	40,528

Total other assets	50,111	47,494

Total assets	$1,438,127	$1,396,507

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,199	$19,127
Accounts payable	23,098	33,147
Accrued payroll	23,600	17,028
Self-insurance reserves	7,512	8,279
Accrued interest payable	24,375	24,375
Due to affiliates, net	9,104	7,799
Other current liabilities	27,975	32,825

Total current liabilities	127,863	142,580

NON-CURRENT LIABILITIES:
Long-term debt, net of current maturities	1,316,284	1,317,243
Other long-term liabilities	22,045	23,078

Total non-current liabilities	1,338,329	1,340,321

Total liabilities	1,466,192	1,482,901

COMMITMENTS AND CONTINGENCIES
CAPITAL/(DEFICIT):
Partners’ capital	224,841	220,408
Accumulated deficit	(252,906)	(306,802)

Total capital/(deficit)	(28,065)	(86,394)

Total liabilities and capital/(deficit)	$1,438,127	$1,396,507

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	2001	2002	2003
REVENUES:
Gaming	$849,426	$865,656	$825,068
Rooms	59,639	59,917	57,511
Food and beverage	95,785	92,404	90,982
Other	25,758	27,640	25,259

Gross revenues	1,030,608	1,045,617	998,820
Less-Promotional allowances	228,139	213,543	220,141

Net revenues	802,469	832,074	778,679

COSTS AND EXPENSES:
Gaming	399,033	388,321	379,903
Rooms	24,944	25,739	23,996
Food and beverage	29,969	31,786	31,985
General and administrative	160,086	174,708	169,694
General and administrative - related party	1,371	1,507	1,005
Depreciation and amortization	49,448	56,104	64,555
Debt renegotiation costs	—	1,570	300

	664,851	679,735	671,438

Income from operations	137,618	152,339	107,241

NON-OPERATING INCOME (EXPENSE):
Interest and other non-operating income	2,633	1,152	819
Interest expense	(154,283)	(153,144)	(158,026)

Non-operating expense, net	(151,650)	(151,992)	(157,207)

Income (loss) before income tax provision	(14,032)	347	(49,966)
Income tax provision	—	(3,768)	(3,930)

Net loss	$(14,032)	$(3,421)	$(53,896)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2000	$329,691	$(235,453)	$94,238
Net loss	—	(14,032)	(14,032)

Balance, December 31, 2001	329,691	(249,485)	80,206
Partnership distribution	(104,850)	—	(104,850)
Net loss	—	(3,421)	(3,421)

Balance, December 31, 2002	224,841	(252,906)	(28,065)
Partnership distribution	(4,433)	—	(4,433)
Net loss	—	(53,896)	(53,896)

Balance, December 31, 2003	$220,408	$(306,802)	$(86,394)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(In Thousands)

	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,032)	$(3,421)	$(53,896)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Non-cash charges:
Depreciation and amortization	49,448	56,104	64,555
Accretion of discount on indebtedness	540	481	428
Amortization of deferred loan offering costs	4,670	4,162	3,709
Provision for losses on receivables	6,060	6,671	4,724
Valuation allowance - CRDA investments	4,137	11,044	7,305
Gain on disposition of property	(320)	(87)	(45)
(Increase) decrease in receivables	(3,310)	585	(5,248)
Decrease (increase) in inventories	307	(120)	313
Decrease (increase) in prepaid expenses and other current assets	1,024	(2,133)	524
Increase in other assets	(2,327)	(1,416)	(315)
(Decrease) increase in amounts due to affiliates	(8,830)	1,751	(1,307)
Increase in other liabilities	—	6,686	1,199
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(8,959)	(21,406)	9,136

Net cash provided by operating activities	28,408	58,901	31,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,764)	(19,925)	(18,991)
Purchases of CRDA investments, net	(10,657)	(10,927)	(9,797)

Net cash used in investing activities	(18,421)	(30,852)	(28,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(6,283)	(11,296)	(17,141)
Distributions to parent company	—	(8,655)	(4,433)

Net cash used in financing activities	(6,283)	(19,951)	(21,574)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,704	8,098	(19,280)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	67,205	70,909	79,007

CASH AND CASH EQUIVALENTS AT END OF YEAR	$70,909	$79,007	$59,727

Supplemental Disclosures of Cash Flow Information:
• Cash paid during the year for interest	$149,073	$148,501	$150,225

• Cash paid for income taxes	$—	$527	$557

• Partnership Distribution	$—	$96,195	$—

• Equipment purchased under capital leases	$13,080	$24,389	$24,600

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Operations

The accompanying consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC ”or the “Company”), and its subsidiaries: (i) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Taj Mahal”), (ii) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”) which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza”), (iii) Trump Atlantic City Funding, Inc. (“Trump AC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”). Trump AC’s sole sources of liquidity are distributions in respect of its interests in Taj Associates and Plaza Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Taj Associates and Plaza Associates. There are no restrictions on the ability of Taj Associates and Plaza Associates, the primary guarantors (the “Subsidiary Guarantors”) of the 11¼% First Mortgage Notes due May 1, 2006 issued by (i) Trump AC and Trump AC Funding, (ii) Trump AC and Trump AC Funding II and (iii) Trump AC and Trump AC Funding III (collectively, the “Trump AC Mortgage Notes”) to distribute funds to Trump AC in respect of the guaranteed debt.

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

Trump AC has no operations, except for its ownership of Taj Associates and Plaza Associates. The majority of Trump AC’s revenues are derived from its gaming operations. The Atlantic City market is very competitive, especially since the opening of the Borgata Casino Hotel and Spa by a joint venture of MGM Mirage and Boyd Gaming in Atlantic City’s marina district in July 2003, and is anticipated to become more competitive in the future. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rental, food and beverage sales, and entertainment revenue.

The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively and has a working capital deficit of $41.0 million at December 31, 2003. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $155 million. Additionally, the Company has experienced increased competition and other challenges in its markets. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004, there can be no assurances such funds will be available.

As a result of these factors, management has reviewed various financing alternatives. As discussed in Note 11, the Company’s parent company, Trump Hotels and Casino Resorts, Inc. (“THCR”), announced that it has entered into an exclusivity agreement with DLJ Merchant Bankers III, L.P. (“DLJMB”) in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

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

Promotional Allowances

The retail value of room accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying Consolidated Statements of Operations and consist of:

	Year Ended December 31,
	2001	2002	2003
Rooms	$17,945,000	$17,069,000	$18,851,000
Food and Beverage	56,652,000	52,202,000	51,560,000
Other	6,501,000	5,598,000	5,534,000

	$81,098,000	$74,869,000	$75,945,000

Promotional allowances also include volume based cash rebates and coin given to patrons.

Cash discounts based upon a negotiated amount with each customer are recognized as a promotional allowance on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amount is recorded as a promotional allowance in the statement of operations. When estimating the amount of the accrual, the Company calculates a redemption rate based upon historical redemption rates.

The Company offers other incentive programs. These programs are monthly gifts and other promotional items that management elects the type of gift and the person to whom it will be sent. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the patron.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity date of three months or less.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements	40 years
Furniture, fixtures and equipment	3-10 years
Leasehold improvements	10-40 years

Depreciation expense includes amortization of assets under capital lease obligations.

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, management assesses the carrying values of the Company’s assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of demand, competition and other economic factors. In circumstances where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino. In estimating the fair value of an asset, management utilizes the prices of similar assets and the results of other valuation techniques. Trump AC does not believe that any such changes have occurred.

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal and printing), associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the terms of the related debt. For costs incurred related to refinancing efforts no longer pursued and transactional fees earned by employees upon the successful completion of a debt refinancing, such amounts are expensed as incurred.

Income Taxes

The accompanying consolidated financial statements do not include a provision for federal income taxes since Trump AC is a partnership for federal income tax purposes and therefore income and losses are allocated and reported for federal income tax purposes by the partners.

Under the New Jersey Casino Control Act (the “Casino Control Act”) both Taj Associates and Plaza Associates are required to file New Jersey corporation business tax returns. At December 31, 2003, Taj Associates and Plaza Associates have State net operating loss carryforwards of approximately $155,132,000 and $220,262,000, respectively, which is available to offset taxable income through the year 2010. The net operating loss carryforward results in a consolidated deferred state tax asset of $33,785,000 which has been offset by a valuation allowance of $33,785,000 as utilization of such carryforward is not certain. These New Jersey State net operating loss carry forwards expire from 2004 through 2010.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years and imposes a new Alternative Minimum Assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, Trump AC recorded a provision for current income tax expense of $3,768,000 and $3,580,000 for the years ended December 31, 2002 and 2003, respectively.

On July 1, 2003, the New Jersey legislature passed a law that increased the taxation of New Jersey casinos. The new law imposes, among other taxes, a New Jersey Profits Tax which imposes a 7.5% tax on each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30, to be consistent with the fiscal year of the State of New Jersey. For the year ended December 31, 2003, the Company recorded a charge to income tax expense on the statement of operations for $350,000 related to the New Jersey Profits Tax. The legislation additionally imposes a 4.25% tax on complimentaries (i.e. free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense was $8,059,000, $8,165,000, and $7,691,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Effective January 1, 2003, the company adopted the Financial Accounting Standards Board’s (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this Interpretation had no material impact on the company’s consolidated financial position, consolidated results of operations, or liquidity.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The Company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2002 and 2003, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

Reclassifications

Certain reclassifications and disclosures have been made to prior year financial statements in order to conform to the current year presentation.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Long-Term Debt

Long-term debt consists of the following:

	December 31, 2002	December 31, 2003
Trump AC and Trump AC Funding 11.25% First Mortgage Notes, due 2006 (a)	$1,200,000,000	$1,200,000,000
Trump AC and Trump AC Funding II 11.25% First Mortgage Notes, due 2006, net of unamortized discount of $841,000 and $554,000 respectively (b)	74,159,000	74,446,000
Trump AC and Trump AC Funding III 11.25% First Mortgage Notes due 2006, net of unamortized discount of $412,000 and $271,000, respectively (b)	24,588,000	24,729,000
Mortgage notes payable (c)	1,106,000	1,032,000
Capitalized lease obligations (d)	28,630,000	36,163,000

	1,328,483,000	1,336,370,000
Less-Current maturities	(12,199,000)	(19,127,000)

	$1,316,284,000	$1,317,243,000

(a)	In April 1996, Trump AC and Trump AC Funding issued $1,200,000,000 principal amount of 11.25% First Mortgage Notes due May 1, 2006 (the “TAC I Notes”). Interest on the TAC I Notes is due semiannually. The Trump AC Mortgage Notes are guaranteed as to payment of principal and interest, jointly and severally, by Taj Associates, Plaza Associates, Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes are jointly and severally secured by mortgages representing a first lien and security interest on substantially all the assets of Taj Associates and Plaza Associates. The indenture pursuant to which the TAC I Notes were issued restricts the ability of Trump AC and its subsidiaries to make distributions or to pay dividends, as the case may be, unless certain financial ratios are achieved. In addition, the ability of Plaza Associates and Taj Associates to make payments of dividends or distributions (except for payment of interest) through Trump AC to THCR Holdings may be restricted by the New Jersey Casino Control Commission (the “CCC”).

(b)	In December 1997, Trump AC and Trump AC Funding II issued $75,000,000 principal amount of 11.25% First Mortgage Notes due May 1, 2006 (the “TAC II Notes”). In December 1997, Trump AC and Trump AC Funding III issued $25,000,000 principal amount of 11.25 % First Mortgage Notes due May 1, 2006 (the “TAC III Notes and together with the TAC I Notes and TAC II Notes, the “Trump AC Mortgage Notes”).

(c)	Interest on these notes is payable with an interest rate of 8.5%. The notes are due in 2012 and are secured by certain real property.

(d)	Interest on these leases are payable with interest rates ranging from 6.0% to 18.2%. The leases are due at various dates between 2004 and 2007 and are secured by the equipment financed.

The Trump AC Mortgage Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum payments under capital leases are as follows:

2004	$20,245,000
2005	14,093,000
2006	4,433,000
2007	536,000
2008	—

Total minimum payments	39,307,000
Less: Amount representing interest	(3,144,000)

Present Value of minimum lease payments	$36,163,000

The aggregate maturities of long-term debt, including capital leases, as of December 31, 2003 are as follows:

2004	$19,127,000
2005	13,274,000
2006	1,303,456,000
2007	513,000
2008	—
Thereafter	—

$1,336,370,000

(4) Commitments and Contingencies

Operating Leases

Trump AC leases certain property (primarily land), office, warehouse space, certain parking space, and various equipment under operating leases. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $7,517,000, $9,038,000 and $7,513,000, respectively.

Future minimum lease payments under the noncancellable operating leases are as follows:

2004	$5,105,000
2005	3,805,000
2006	3,058,000
2007	3,036,000
2008	1,113,000
Thereafter	81,029,000

$97,146,000

Certain of these leases contain options to purchase the leased properties at various prices throughout the leased terms.

Employment Agreements

As of December 31, 2003, Trump AC had an aggregate minimum contractual obligation, of approximately $18,726,000 under various employment agreements with certain employees, of which approximately $2,548,000 will be reimbursed through the Trump Taj Mahal Administration’s Casino Services Agreement. These commitments mature at various dates through 2006.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAFRA Agreement

Taj Associates received a permit under the Coastal Area Facilities Review Act (“CAFRA”) (which included a condition of Taj Associates’ casino license) that initially required Taj Associates to begin construction of certain improvements on the Steel Pier by October 1992, which improvements were to be completed within 18 months of commencement. Taj Associates initially proposed a concept to improve the Steel Pier, the estimated cost of which was $30,000,000. Such concept was approved by the New Jersey Department of Environmental Protection, the agency which administers CAFRA. In March 1993, Taj Associates obtained a modification of its CAFRA permit providing for the extension of the required commencement and completion dates of the improvements to the Steel Pier for one year, which has been renewed annually based upon an interim use of the Steel Pier as an amusement park. The pier sublease terminates on December 31, 2012 unless extended.

New Jersey Casino License Regulations and Renewal

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls which affect virtually all of its operations. Under the Casino Control Act, Taj Associates and Plaza Associates are required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

In June 2003, the New Jersey Casino Control Commission consolidated and renewed Taj Associates’ and Plaza Associates’ casino licenses to operate the Taj Mahal and Trump Plaza for a period of four years through June 25, 2007. Upon revocation, suspension for more than 120 days, or failure to renew the casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

Gaming Taxes

The Atlantic City Casinos are required to pay an annual tax of 8.0% on their gross casino revenues. For the years ended December 31, 2001, 2002, and 2003, the Company’s gross revenue tax was approximately $69,016,000, $69,657,000, and $66,676,000, respectively.

Legal Proceedings

Trump AC and its subsidiaries, certain members of its former executive committee and certain of its employees have been involved in various legal proceedings. In general, Trump AC has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

Various legal proceedings are now pending against Trump AC and its subsidiaries. Trump AC considers all such proceedings to be ordinary litigation incident to the character of its business. Trump AC believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on their financial condition or results of operations.

Taj Associates and Plaza Associates are also a party to various administrative proceedings involving allegations that they have violated certain provisions of the Casino Control Act. Taj Associates and Plaza Associates believe that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on their financial condition, results of operations or on the ability of Taj Associates or Plaza Associates to otherwise retain or renew any casino or other licenses required under the Casino Control Act for the operation of the respective properties.

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

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Income Tax Examination

Taj Associates and Plaza Associates are currently involved in examinations with the Internal Revenue Service (“IRS”) concerning Plaza Associates’ federal partnership income tax returns for the years 1993 through 1996 and Taj Associates’ federal partnership income tax returns for the tax years 1994 through 1996. While any adjustment which results from this examination could affect Taj Associates’ and Plaza Associates’ state income tax returns, Taj Associates and Plaza Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, Taj Associates and Plaza Associates, must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of its gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Taj Associates and Plaza Associates are required to make quarterly deposits with the CRDA to satisfy its investment obligations.

For the years ended December 31, 2001, 2002 and 2003, Trump AC charged to operations, on the date funds were deposited with the CRDA, amounts of $3,844,000, $3,694,000 and $3,588,000 respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time Taj Associates and Plaza Associates have elected to donate funds they have on deposit with the CRDA for various projects. Taj Associates and Plaza Associates are not obligated to make donations to any specific project, and management elects to donate funds based on the specific facts of each potential donation transaction. Donations in the amounts of $593,000, $11,161,000 and $5,448,000 were made during the years ended December 31, 2001, 2002 and 2003, respectively. As a result of these donations, Trump AC charged the carrying value to operations of $293,000, $7,350,000 and $3,715,000 during the years ended December 31, 2001, 2002 and 2003.

CRDA bonds and investments are included as other long-term assets on the accompanying Consolidated Balance Sheet and are summarized as follows:

	December 31,
	2002	2003
CRDA deposits, net of valuation allowance of $8,199,000 and $7,969,000	$16,252,000	$15,584,000
CRDA bonds, net of valuation allowance of $3,474,000 and $4,618,000	3,783,000	3,552,000

	$20,035,000	$19,136,000

(5) Employee Benefit Plans

Taj Associates and Plaza Associates participate in a retirement savings plan, the Trump Capital Accumulation Plan, (the “Plan”) for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 30% of their earnings (as defined) to the Plan up to the maximum amount permitted by law, with Taj Associates and Plaza Associates matching 50% of an eligible employee’s contributions up to a maximum of 6% of the employee’s earnings. Trump AC recorded charges of $3,433,000, $3,411,000 and $3,269,000 for matching contributions for the years ended December 31, 2001, 2002 and 2003, respectively.

Taj Associates and Plaza Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked by or gross wages paid to covered employees. It is not practical to determine the amount of payments ultimately used to fund pension benefit plans or the current financial condition of the plans. Under the Employee Retirement Income Security Act, Taj Associates and Plaza Associates may be liable for their share of the plan’s unfunded liabilities, if any, if the plans are terminated. Pension expense charged to operations for the years ended December 31, 2001, 2002 and 2003 was $3,418,000, $3,748,000 and $4,225,000 respectively.

Trump AC provides no other material, post-retirement or post-employment benefits.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Transactions with Affiliates

Trump AC has engaged in certain transactions with Trump and entities that are wholly or partially owned by Trump. Amounts receivable/(payable) at December 31 are as follows:

	Year Ended December 31,
	2002	2003
Trump Marina Associates	$3,924,000	$5,363,000
Trump Organization	(41,000)	(41,000)
Trump Casino Holdings	—	19,000
Trump Indiana	—	(86,000)
THCR Holdings	(12,987,000)	(13,054,000)

	$(9,104,000)	$(7,799,000)

Trump Atlantic City Associates engages in various transactions with the other Atlantic City hotel/casinos and related casino entities owned by Trump. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

Beginning in late 1997, the Taj Mahal and Trump Plaza utilize certain facilities owned by Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced Trump AC’s revenues. In 2001, 2002 and 2003, Trump AC incurred approximately $241,000, $272,000 and $32,000, respectively, for customer costs associated with such utilization. In addition, in exchange for having Trump’s plane available to customers of the Taj Mahal and Trump Plaza, Trump AC has incurred pilot costs of approximately $242,000, $239,000 and $224,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Trump Administration was formed for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to Taj Associates, Plaza Associates and Trump Marina Associates. Management believes that Trump Administration’s services will continue to result in substantial cost savings and operational synergies.

Executive Agreement

In connection with the recapitalization of an affiliate entity, Trump Casino Holdings, LLC, or TCH, and the termination of Mr. Trump’s services agreement with Trump Marina Associates, L.P. (a subsidiary of TCH), THCR revisited Mr. Trump’s compensation arrangements. On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (or the Amended Executive Agreement). The Amended Executive Agreement amended and restated the then existing Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add Trump AC as a party. Pursuant to the Amended Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves consolidated EBITDA (as defined) of $270 million in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amounts deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA Bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Partnership Distribution

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the quarter ended June 30, 2002, Trump AC declared a partnership distribution to THCR of $101,341,000, consisting of $50,000,000 of prior years interest reimbursements and $51,341,000 of prior years operating expense reimbursements. Previously these amounts were presented as Advances to Affiliates on the balance sheet. Additionally, during the six months ended December 31, 2002, Trump AC declared cash partnership distributions to THCR of $3,509,000 consisting of operating expense reimbursements. During the year ended December 31, 2003, Trump AC declared cash partnership distributions to THCR of $4,433,000 consisting of operating expense reimbursements.

(8) Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The estimated fair values of other financial instruments are as follows:

	December 31, 2003
	Carrying Amount	Fair Value
Trump AC and Trump AC Funding 11. 25% First Mortgage Notes, due 2006	$1,200,000,000	$921,000,000
Trump AC and Trump AC Funding II 11.25% First Mortgage Notes, due 2006	$74,446,325	$57,562,500
Trump AC and Trump AC Funding III 11.25% First Mortgage Notes, due 2006	$24,728,706	$19,187,500

The fair values of the Trump AC Mortgage Notes, Trump AC Funding II Mortgage Notes and Trump AC Funding III Mortgages Notes are based on quoted market prices as of December 31, 2003.

The fair value of notes payable approximates their carrying value based on their respective terms.

(9) Combined Financial Information - Trump AC Funding, Trump AC Funding II and Trump AC Funding III

Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III as of December 31, 2001, 2002 and 2003 is as follows:

	2001	2002	2003
Total Assets (including First Mortgage Notes receivable of $1,298,266,000, $1,298,747,000 and $1,299,175,000 and related interest receivable in 2001, 2002 and 2003, respectively)	$1,322,641,000	$1,323,122,000	$1,323,550,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,298,266,000, $1,298,747,000 and $1,299,175,000 and related interest payable in 2001, 2002 and 2003, respectively)	$1,322,641,000	$1,323,122,000	$1,323,550,000

Interest Income	$146,890,000	$146,250,000	$146,250,000

Interest Expense	146,890,000	146,250,000	146,250,000

Net Income	$—	$—	$—

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Quarterly Financial Data (unaudited)

2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$200,722,000	$207,780,000	$232,757,000	$190,815,000
Income from Operations	35,318,000	40,946,000	56,018,000	20,057,000
Net Income/(Loss)	(2,653,000)	3,024,000	15,118,000	(18,910,000)

2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$188,501,000	$206,700,000	$206,808,000	$176,670,000
Income from Operations	23,243,000	34,640,000	32,451,000	16,907,000
Net Income/(loss)	(16,041,000)	(4,843,000)	(7,117,000)	(25,895,000)

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

During the third quarter of 2002, the Company reclassified additional costs (primarily bus coin) from gaming expenses to promotional allowances to be consistent with prevailing industry practice which totaled $4,795,000 and $5,220,000 for the three months ended March 31, 2002 and June 30, 2002.

During the fourth quarter of 2002, the Company agreed to donate CRDA funds in return for the use of other CRDA funds for a specific project. As a result of this donation, the Company recorded a charge to operations of $6,964,000 during the fourth quarter of 2002.

(11) Subsequent Events

On February 12, 2004, Trump Hotels & Casino Resort, Inc., or THCR, our ultimate parent company, announced that it has entered into an exclusivity agreement with DLJMB, an affiliate of Credit Suisse First Boston, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR. Consummation of such recapitalization is subject to a variety of conditions, as discussed below. DLJMB’s proposed investment will be in the form of THCR’s common stock and limited partnership units of THCR Holdings, and will, if consummated, result in a substantial deleveraging of THCR’s balance sheet. DLJMB would also become the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and as a significant equity holder. The Potential Recapitalization, if consummated, is anticipated to, among other things, facilitate a large scale expansion of THCR’s current properties. In connection with the Potential Recapitalization, THCR also intends to change its name to Trump International Corporation.

DLJMB’s investment is contingent upon a number of factors, including (i) obtaining approvals from the casino gaming regulatory authorities, (ii) a restructuring of the Trump Atlantic City Associates 11.25% First Mortgage Notes due 2006 (or the Trump AC Mortgage Notes) ($1.3 billion outstanding at December 31, 2003) and Trump Casino Holdings, LLC 11.625% First Priority Mortgage Notes due 2010 (or the First Priority Mortgage Notes) and 17.625% Second Priority Mortgage Notes due 2010 (or the Second Priority Mortgage Notes, and together with the First Priority Mortgage Notes, the TCH Notes) (approximately $425 million and $66.8 million, respectively, outstanding at December 31, 2003) at a discount to the face amount of such notes, and (iii) agreeing upon a purchase price for THCR’s common stock and THCR Holdings limited partnership units with DLJMB.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although THCR has had extensive discussions with DLJMB regarding the potential transaction, it has not entered into any definitive agreements with DLJMB or any other parties, including note holders, concerning the proposed DLJMB transaction or any other recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB expenses in certain circumstances and a substantial fee if certain transactions occur within specified periods and DLJMB does not participate). There is no assurance that the terms of a definitive agreement concerning DLJMB’s proposed investment in THCR will be reached between THCR and DLJMB, that THCR’s debt will be restructured, or that any Potential Recapitalization will be consummated. Furthermore, the impact of the Potential Recapitalization on existing security holders is uncertain. As noted above, the Potential Recapitalization is conditioned upon the holders of the Trump AC Mortgage Notes and the TCH Notes agreeing to a reduction in the face amount of their notes.

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REPORT OF ERNST & YOUNG LLP RELATES TO THE YEARS ENDED DECEMBER 31, 2002 AND 2003. CONSEQUENTLY, FOR THE PURPOSES OF THIS FORM 10-K, THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES ONLY TO THE YEAR ENDED DECEMBER 31, 2001.

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

ARTHUR ANDERSEN LLP

Roseland, New Jersey

March 13, 2002

S - 1

SCHEDULE II

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful accounts	$13,080,000	$6,060,000	$(3,530,000	)(A)	$15,610,000
Valuation allowance for CRDA investments	$11,888,000	$4,137,000	$(1,932,000	)(B)	$14,093,000
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$15,610,000	$6,671,000	$(6,860,000	)(A)	$15,421,000
Valuation allowance for CRDA investments	$14,093,000	$11,044,000	$(13,464,000	)(B)	$11,673,000
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$15,421,000	$4,724,000	$(4,807,000	)(A)	$15,338,000
Valuation allowance for CRDA investments	$11,673,000	$7,303,000	$(6,389,000	)(B)	$12,587,000

(A)	Write-off of uncollectible accounts.

(B)	Reversal of allowance applicable to contribution of CRDA investments.

S - 2

Exhibit Index

Exhibit No.	Description	Page No.

10.1	Second Amended and Restated Services Agreement, dated as of January 1, 1998, by and among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC

10.17	Employment Agreement, dated August 15, 2003, of Scott C. Butera

10.18	Exclusivity Agreement, dated as of January 21, 2004, among THCR and DLJ Merchant Banking Partners III, L.P.

10.19	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.

10.20	Letter Agreement, dated February 12, 2004, between Trump AC and DLJ Merchant Banking Partners III, L.P.

10.21	Letter Agreement, dated February 12, 2004, between Taj Associates and DLJ Merchant Banking Partners III, L.P.

10.22	Letter Agreement, dated February 12, 2004, between Plaza Associates and DLJ Merchant Banking Partners III, L.P.

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

S - 3