Form 10-Q
period 2004-03-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2004-05-14
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

As of May 14, 2004, there were 100 shares of Trump Atlantic City Funding, Inc.’s common stock outstanding.

As of May 14, 2004, there were 100 shares of Trump Atlantic City Funding II, Inc.’s common stock outstanding.

As of May 14, 2004, there were 100 shares of Trump Atlantic City Funding III, Inc.’s common stock outstanding.

Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

FORM 10-Q

i

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,727	$91,441
Receivables, net	25,200	24,193
Inventories	8,427	8,042
Other current assets	8,187	7,578

Total current assets	101,541	131,254
PROPERTY AND EQUIPMENT, NET	1,247,472	1,249,997
DEFERRED LOAN COSTS, NET	6,966	6,103
OTHER ASSETS	40,528	41,515

Total assets	$1,396,507	$1,428,869

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,127	$23,532
Accounts payable and accrued expenses	91,279	95,821
Accrued interest payable	24,375	60,938
Due to affiliates, net	7,799	9,992

Total current liabilities	142,580	190,283
LONG-TERM DEBT, net of current maturities	1,317,243	1,324,974
OTHER LONG-TERM LIABILITIES	23,078	23,012

Total liabilities	1,482,901	1,538,269

CAPITAL/(DEFICIT):
Partners’ capital	220,408	220,306
Accumulated deficit	(306,802)	(329,706)

Total capital/(deficit)	(86,394)	(109,400)

Total liabilities and capital/(deficit)	$1,396,507	$1,428,869

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2004
REVENUES:
Gaming	$198,663	$190,154
Rooms	13,073	12,504
Food and beverage	21,038	21,023
Other	5,579	6,575

Gross revenues	238,353	230,256
Less-Promotional allowances	49,852	51,941

Net revenues	188,501	178,315

COSTS AND EXPENSES:
Gaming	93,889	89,615
Rooms	6,006	5,382
Food and beverage	7,215	6,783
General and administrative	42,394	41,279
General and administrative - related party	307	444
Depreciation and amortization	15,447	18,217

	165,258	161,720

Income from operations	23,243	16,595

NON-OPERATING INCOME AND (EXPENSE):
Interest and other non-operating income	217	120
Interest expense	(38,642)	(38,616)

Non-operating expense, net	(38,425)	(38,496)

Loss before income tax provision	(15,182)	(21,901)
Income tax provision	(859)	(1,003)

NET LOSS	$(16,041)	$(22,904)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2003	$220,408	$(306,802)	$(86,394)
Partnership distribution	(102)	—	(102)
Net loss	—	(22,904)	(22,904)

Balance, March 31, 2004	$220,306	$(329,706)	$(109,400)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,041)	$(22,904)
Adjustments to reconcile net loss to net cash flows from operating activities— Non-cash charges—
Depreciation and amortization	15,447	18,217
Accretion of discount on indebtedness	112	100
Amortization of deferred loan offering costs	967	863
Provisions for losses on receivables	1,468	890
Valuation allowance - CRDA investments	1,171	809
(Increase)/decrease in receivables	(1,968)	117
Decrease in inventories	413	385
Decrease in other current assets	1,270	586
Decrease/(increase) in other assets	1,345	(722)
Increase in amounts due to affiliates	94	2,193
Increase in accounts payable, accrued expenses and other liabilities	36,845	42,509

Net cash provided by operating activities	41,123	43,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,412)	(4,539)
Purchases of CRDA investments, net	(2,491)	(2,365)

Net cash used in investing activities	(8,903)	(6,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(3,506)	(4,323)
Distributions to parent company	(862)	(102)

Net cash used in financing activities	(4,368)	(4,425)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,852	31,714
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,007	59,727

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,859	$91,441

Supplemental Disclosures of Cash Flow Information:
• Cash paid for interest	$1,008	$1,092

• Cash paid for income taxes	$—	$175

• Equipment purchased under capital leases	$1,760	$16,359

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC” or the “Company”), and its subsidiaries: (i) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Taj Mahal”), (ii) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”) which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza” and together with the Taj Mahal, the “Trump AC Properties”), (iii) Trump Atlantic City Funding, Inc. (“Trump AC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”). Trump AC’s sole sources of liquidity are distributions in respect of its interests in Taj Associates and Plaza Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III (collectively the “Issuers”) have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Taj Associates and Plaza Associates. There are no restrictions on the ability of Taj Associates and Plaza Associates, the primary guarantors (the “Subsidiary Guarantors”) of the aggregate principal amount of $1.3 billion 11 1/4% First Mortgage Notes due May 1, 2006 of the Issuers (the “Trump AC Mortgage Notes”), to distribute funds to Trump AC in respect of the guaranteed debt.

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

Trump AC has no operations, except for its ownership of the Trump AC Properties through Taj Associates and Plaza Associates. The majority of Trump AC’s revenues are derived from its gaming operations. The Atlantic City market is very competitive, especially since the opening of the Borgata Casino Hotel and Spa by a joint venture of MGM Mirage and Boyd Gaming in Atlantic City’s marina district in July 2003, and is anticipated to become more competitive in the future. The Company views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rental, food and beverage sales and entertainment revenue.

THCR and its subsidiaries are very highly leveraged, with extensive secured borrowings by its operating level subsidiaries, including the Trump AC Mortgage Notes. The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively and has a working capital deficit of $59.0 million at March 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is approximately $155 million. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of the Trump AC Properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available. Although the Company anticipates that it will have sufficient funds on hand to provide for the scheduled debt service obligations on its outstanding indebtedness during 2004 within applicable grace periods, there can be no assurances such funds will be available.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As a result of these factors, management has reviewed various financing alternatives. As discussed in Note 2 the Company’s parent company, THCR, announced that it has entered into an exclusivity agreement with DLJ Merchant Banking Partners III, L.P. (“DLJMB”) in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness, including the Trump AC Mortgage Notes. The Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to THCR to allow THCR and its subsidiaries to meet their obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

Subject to the foregoing, the accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments, consisting of only normal recurring adjustments necessary to present fairly the financial position, the results of operations and cash flows for the periods presented, have been made.

As previously announced in their respective Annual Reports on Form 10-K for the fiscal year ended December 31, 2003, THCR and the Company anticipate, but cannot ensure, that Trump AC will have sufficient funds from operations on hand to provide for the May 1, 2004 installment of interest then due and payable on the Trump AC Mortgage Notes within the 30-day grace period provided under the indentures governing such indebtedness.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC and available on the SEC’s website, www.sec.gov.

The casino industry in Atlantic City is seasonal in nature with the peak season being the spring and summer months; therefore, results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for a full year.

Reclassifications

Certain reclassifications and disclosures have been made to prior year financial statements in order to conform to the current year presentation.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2) Potential Recapitalization

On February 12, 2004, THCR announced that it has entered into an exclusivity agreement with DLJMB, an affiliate of Credit Suisse First Boston, in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries, including Trump AC and its subsidiaries (the “Potential Recapitalization”). Consummation of such recapitalization is subject to a variety of conditions, as discussed below. DLJMB’s proposed investment is expected to be in the form of THCR’s common stock, and is expected, if consummated, to result in a substantial deleveraging of THCR’s balance sheet. DLJMB would also become the majority shareholder of THCR, with Donald J. Trump continuing as the Chairman of THCR’s Board of Directors and as a significant equity holder.

DLJMB’s investment is contingent upon a number of factors, including (i) obtaining approvals from the casino gaming regulatory authorities, (ii) a restructuring of the Trump AC Mortgage Notes ($1.3 billion outstanding at March 31, 2004) and the Trump Casino Holdings, LLC, an affiliate of the Company (“TCH”), 11 5/8% First Priority Mortgage Notes due 2010 (the “TCH First Priority Mortgage Notes”) and TCH’s 17 6/8% Second Priority Mortgage Notes due 2010 (the “TCH Second Priority Mortgage Notes, and together with the TCH First Priority Mortgage Notes, the “TCH Notes”) (approximately $493.8 million outstanding at March 31, 2004) at a discount to the face amount of such notes, and (iii) reaching a definitive agreement with DLJMB and Mr. Trump concerning the specific terms of DLJMB’s investment, including, but not limited to, DLJMB’s purchase price for THCR’s Common Stock, percentage of equity ownership, the Company’s pro forma debt and equity capitalization, and corporate governance terms.

Certain holders of the Trump AC Mortgage Notes have formed a committee, (the “TACA Noteholder Committee”), to discuss the Potential Recapitalization with the Company, and the TACA Noteholder Committee has also engaged advisors. Certain holders of the TCH First Priority Mortgage Notes have also formed a committee, (the “TCH Noteholder Committee”), and have also engaged advisors. The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the Trump AC Noteholder Committee and TCH Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Although THCR has had extensive discussions with DLJMB regarding the Potential Recapitalization, it has not entered into any definitive agreements with DLJMB or any other parties, including note holders, concerning the proposed DLJMB transaction or any other recapitalization (other than the exclusivity agreement with DLJMB and an agreement to pay DLJMB expenses in certain circumstances and a substantial fee if certain transactions occur within specified periods and DLJMB does not participate). There is no assurance that the terms of a definitive agreement concerning DLJMB’s proposed investment in THCR will be reached between THCR and DLJMB, that THCR’s debt will be restructured, or that any transaction will be consummated. Furthermore, the impact of the Potential Recapitalization on existing security holders is uncertain. As noted above, the Potential Recapitalization is conditioned upon the holders of the Trump AC Mortgage Notes and the TCH Notes agreeing to a reduction in the face amount of their notes.

If the Potential Recapitalization or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

(3) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2003 and March 31, 2004, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Combined Financial Information—Trump AC Funding, Trump AC Funding II and Trump AC Funding III

Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2003	March 31, 2004
		(unaudited)
Total Assets (including First Mortgage Notes receivable of $1,299,175,000 at December 31, 2003 and $1,299,274,000 at March 31, 2004 and related interest receivable)	$1,323,550,000	$1,360,212,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,299,175,000 at December 31, 2003 and $1,299,274,000 at March 31, 2004 and related interest payable)	$1,323,550,000	$1,360,212,000

	Three Months Ended March 31,
	2003	2004
Interest Income	$36,562,000	$36,562,000

Interest Expense	36,562,000	36,562,000

Net Income	$—	$—

(5) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Partnership Distribution

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the three months ended March 31, 2003 and 2004, Trump AC declared cash partnership distributions to THCR of $862,000 and $102,000, respectively consisting of operating expense reimbursements.

(7) Subsequent Events

Trump AC Mortgage Notes; May 2004 Interest Payment. The Company anticipates making the May 1, 2004 installment of interest on the Trump AC Mortgage Notes within the 30-day grace period provided under the indentures governing such indebtedness. The Company anticipates, but cannot ensure, that it will have sufficient funds from operations on hand to provide for such interest within the grace period.

NJSEA Subsidy Agreement. On April 12, 2004, the twelve Atlantic City casino properties, including the Trump AC properties, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement”).

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) provide $34 million to NJSEA in cash, over a four year period, and donate $52 million to NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by NJSEA through 2008 to enhance such purses, fund such breeder’s awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by CRDA as grants to such other North Jersey projects as it shall determine. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

The NJSEA Subsidy Agreement further provides, with respect to the obligations of NJSEA and CRDA, for: (a) legislation by December 2004 which establishes and funds a $62 million Casino Expansion Fund to be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts of and at the times at which it makes its donation payments to CRDA (“Casino Expansion Fund Act”); (b) a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree; (c) a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which shall terminate the Agreement and all further payments to NJSEA and require that NJSEA return all undistributed cash and that CRDA return all undistributed donated CRDA obligations to the casinos; and (d) a license through August 2008, at no cost to the casino industry, for the display of messages promoting Atlantic City generally in prominent locations at the Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund Act is not enacted by the New Jersey Legislature by December 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA to, in the aggregate, be used by NJSEA to enhance such purses, fund such breeder’s awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature have publicly stated their intent that the Legislature, by December 2004, enact the Casino Expansion Fund Act; repeal in increments over a three year period, the 4.25% tax on complementaries it imposed as of July 2003; and, for four years, refrain from imposing any new or increased casino industry specific taxes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Trump Plaza Warehouse. On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and Trump Plaza is currently leasing another warehouse. During the second quarter of 2004, Plaza Associates settled a claim with the insurance carrier and will be recording a gain of approximately $1.5 million in the second quarter.

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

In this section, the words “Company,” “we,” “our,” “ours,” and “us” refer to Trump Atlantic City Associates (“Trump AC”) and its wholly-owned subsidiaries, unless otherwise noted. Through its wholly-owned subsidiaries, Trump AC owns and operates the Trump Taj Mahal Casino Resort (the “Taj Mahal”) and Trump Plaza Hotel and Casino (“Trump Plaza” and together with the Taj Mahal, the “Trump AC Properties”) in Atlantic City, New Jersey. Terms not defined in this section shall have the meanings ascribed to them elsewhere in this Quarterly Report on Form10-Q.

Overview

THCR and its subsidiaries are very highly leveraged, with extensive secured borrowings by its operating level subsidiaries, including the Trump AC Mortgage Notes. The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively, and has a working capital deficit of $59.0 million at March 31, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on the Trump AC Mortgage Notes. In 2004, the Company’s debt service obligation is approximately $155 million. Due to these factors, the Company has not been able to reinvest in the maintenance of its owned properties at desired levels or expand its operations. Furthermore, the Company does not currently have any short-term borrowing capacity available.

Potential Recapitalization

As a result of competitive pressures discussed above, management has reviewed various financing alternatives. Although management anticipates that, based upon its cash flow forecast for 2004, Trump AC and its subsidiaries will have sufficient cash flows to meet their respective debt service requirements on the Trump AC Mortgage Notes within applicable grace periods and operating expense requirements throughout 2004, there can be no assurances in this regard, including with respect to the interest payment which was due on May 1, 2004. On February 12, 2004, the Company’s parent company, THCR, announced that it has entered into an exclusivity agreement with DLJMB in connection with a proposed $400 million equity investment by DLJMB to sponsor a comprehensive recapitalization of THCR and its subsidiaries, including Trump AC and its subsidiaries (the “Potential Recapitalization”). On the same date as the announcement of the Potential Recapitalization, certain credit agencies downgraded certain of THCR’s indebtedness, including the Trump AC Mortgage Notes. The consummation of the Potential Recapitalization is contingent upon a variety of factors. No assurances can be made that the Potential Recapitalization will occur, or if it does occur, that it will occur on terms acceptable to the Company to allow the Company to meet its obligations as they become due. Additionally, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year if the Potential Recapitalization does not occur. These programs include labor savings through increased automation of the Company’s slot machines and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs will be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

Factors That May Affect Our Future Results

Some of the factors that may affect our future results are discussed below. For a discussion of other factors that may affect our future results, please see our Annual Report on Form 10-K for the year ended December 31, 2003, previously filed with the SEC and available for inspection on our website at www.trump.com.

We have substantial indebtedness and interest expense which limit our capital expenditures.

Our company has substantial indebtedness and associated interest expense. At March 31, 2004, our consolidated long-term debt was approximately $1.3 billion. The Trump AC Mortgage Notes are guaranteed by Taj Associates and by Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its properties at desired levels.

We cannot ensure that we will have sufficient funds on hand to make the May 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30-day grace period.

Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1 and November 1 of each year. THCR anticipates, but cannot ensure, that Trump AC will have sufficient funds on hand from operations to provide for the May 1, 2004 installment of interest then due and payable on the Trump AC Mortgage Notes within the 30-day grace period provided for under the indentures governing the Trump AC Mortgage Notes.

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

The Trump AC Mortgage Notes are not guaranteed by THCR or by TCH, and the assets of TCH do not secure the Trump AC Mortgage Notes. An Event of Default under the Trump AC Mortgage Notes is not an Event of Default under the indentures pursuant to which the TCH Notes were issued. The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends primarily on the ability of its subsidiaries to generate cash flows sufficient for such purposes. There can be no assurances that the future operating performance of the Trump AC Properties will be sufficient to generate the cash flows required to meet the debt service obligations on any indebtedness. The ability of Trump AC to borrow funds for such purpose is also restricted.

THCR is pursuing the Potential Recapitalization which is intended to reduce debt and provide capital, the completion of which cannot be assured.

Recently, THCR announced the Potential Recapitalization to attempt to reduce the high levels of indebtedness of its subsidiaries, including Trump AC, and related interest expense and infuse equity capital into THCR and its subsidiaries.

The Potential Recapitalization depends upon the occurrence of several events, including:

•	a restructuring of the Trump AC Mortgage Notes and the TCH Notes that would reduce their face value, either through in or out-of-court proceedings;

•	reaching definitive agreement with THCR and Mr. Trump concerning the specific terms of DLJMB’s investment, including: (i) whether its investment is made directly in THCR or in a subsidiary of THCR; (ii) the price (which may be, or be the equivalent of, or more or less than, the market prices for THCR common stock now or at the date of the definitive agreement); (iii) the amount and percentage ownership to be acquired by DLJMB (although its investment would represent more than a majority in all scenarios discussed to date); (iv) the terms of corporate governance post-investment; (v) the potential resale of its investment; and (vi) the terms of THCR’s continued use of the “Trump” name and marks, and of Mr. Trump’s continued service as Chairman (in exchange for which Mr. Trump is expected to receive additional equity and/or other consideration); and

•	receiving appropriate gaming approvals.

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

The Company and DLJMB have proposed certain key terms of the Potential Recapitalization to the TACA Noteholder Committee and the TCH Noteholder Committee which may be different than the terms of a consummated recapitalization plan, if any.

Certain possible consequences of the Potential Recapitalization

If the parties can agree on the terms of a Potential Recapitalization, they will likely seek to implement it through a series of steps, any one of which may not be successful, including the restructuring of the Trump AC Mortgage Notes and the TCH Notes which, given the number of holders of such notes, may be effected through a court approved plan of reorganization. In any such proceeding, THCR anticipates that its trade creditors would be paid in full. There is no assurance that any such plan would be approved by the requisite vote of stakeholders. It is also possible that, if a THCR sponsored plan is not agreed upon, noteholders may propose any number of alternative plans, some of which may involve noteholders seeking to foreclose on their collateral. Pursuant to any plan, noteholders may receive new notes, cash, other property, equity securities, or a combination of any of these. Any such new notes may be secured or unsecured, senior or subordinated, and have payment and other terms substantially different from the Trump AC Mortgage Notes or the TCH Notes.

If the Potential Recapitalization is approved and implemented, it could result in a substantial deleveraging of THCR and its subsidiaries and reduction in its debt service. If the plan is approved and implemented, the holders of common stock of THCR prior to the transaction, including Mr. Trump (on account of his existing shares) are likely to have their existing interests substantially diluted and the value of that interest may be less than now. Further, DLJMB will own a majority equity interest in THCR and will be in a position to control THCR, subject to agreed upon contractual limitations on its rights, if any.

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

If the Potential Recapitalization is not consummated, the ability of Trump AC to pay the principal amount of the Trump AC Mortgage Notes at maturity (whether scheduled or by acceleration thereof) is primarily dependent upon its ability to obtain refinancing. There is no assurance that the general state of the economy, the status of the capital markets generally, or the receptiveness of the capital markets to the gaming industry or to Trump AC and its subsidiaries will be conducive to refinancing debt at any given time or on favorable terms. On February 12, 2004, the date of announcement of the Potential Recapitalization, Moody’s downgraded the debt ratings of the Trump AC Mortgage Notes and Standard & Poor’s placed the Trump AC Mortgage Notes on credit watch. These rating downgrades and any future rating downgrades could impair the Company’s ability to raise debt financing for any purpose if it determined to do so.

Restrictions contained in the indentures governing the Trump AC Mortgage Notes may impose limits on our ability to pursue certain business strategies.

The indentures governing the Trump AC Mortgage Notes contain operating and financial restrictions that limit our discretion on various business matters. These restrictions include covenants limiting our ability to:

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

NJSEA Subsidy Agreement. On April 12, 2004, the twelve Atlantic City casino properties, including the Trump AC Properties, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement”).

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) provide $34 million to NJSEA in cash, over a four year period, and donate $52 million to NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by NJSEA through 2008 to enhance such purses, fund such breeder’s awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by CRDA as grants to such other North Jersey projects as it shall determine. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

The NJSEA Subsidy Agreement further provides, with respect to the obligations of NJSEA and CRDA, for: (a) legislation by December 2004 which establishes and funds a $62 million Casino Expansion Fund to be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts of and at the times at which it makes its donation payments to CRDA (“Casino Expansion Fund Act”); (b) a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack, unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree; (c) a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which shall terminate the Agreement and all further payments to NJSEA and require that NJSEA return all undistributed cash and that CRDA return all undistributed donated CRDA obligations to the casinos; and (d) a license through August 2008, at no cost to the casino industry, for the display of messages promoting Atlantic City generally in prominent locations at the Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund Act is not enacted by the New Jersey Legislature by December 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA to, in the aggregate, be used by NJSEA to enhance such purses, fund such breeder’s awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature have publicly stated their intent that the Legislature, by December 2004, enact the Casino Expansion Fund Act; repeal in increments over a three year period, the 4.25% tax on complementaries it imposed as of July 2003; and, for four years, refrain from imposing any new or increased casino industry specific taxes.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46

(revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003; (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004; and (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. Adoption of this pronouncement had no material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Financial Condition -

Liquidity and Capital Resources

Cash flows from operating activities of the Taj Mahal and Trump Plaza are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the Trump AC Mortgage Notes and by its already high levels of indebtedness and related interest expense. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Our cash flows from operating activities declined from $58.9 million in 2002 to $31.1 million in 2003, and our working capital deficit as of March 31, 2004 was $59.0 million. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes.

As previously announced in their respective Annual Reports on Form 10-K for the fiscal year ended December 31, 2003, THCR and the Company anticipate, but cannot ensure, that Trump AC will have sufficient funds from operations on hand to provide for the May 1, 2004 installment of interest then due and payable on the Trump AC Mortgage Notes within the 30-day grace period provided under the indentures governing such indebtedness. In addition, even if Trump AC were to make the interest payment on the Trump AC Mortgage Notes that was due on May 1, 2004 within the applicable 30-day grace period, Trump AC would still have to manage its payables for the remainder of 2004, and would have only five months before having to make the next interest payment due on November 1, 2004 (as opposed to the six months between interest payments that Trump AC would have had if it had made such interest payment by May 1, 2004 without utilizing the applicable grace period).

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

Capital expenditures at the Trump AC Properties for the three months ended March 31, 2003 and 2004 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC
FOR THE THREE MONTHS ENDED MARCH 31, 2003
Purchase of Property & Equipment	$5,525	$887	$6,412
Capital Lease Additions (a)	—	1,760	1,760

Total Capital Expenditures	$5,525	$2,647	$8,172

FOR THE THREE MONTHS ENDED MARCH 31, 2004
Purchase of Property & Equipment	$2,981	$1,558	$4,539
Capital Lease Additions (a)	11,786	4,573	16,359

Total Capital Expenditures	$14,767	$6,131	$20,898

(a) Capital lease additions were principally slot machines.

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the three months ended March 31, 2003 and 2004, Trump AC declared cash partnership distributions to THCR of $862,000 and $102,000, respectively consisting of operating expense reimbursements.

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

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the three months ended March 31, 2004 Trump AC has recorded a charge to income tax expense on the statement of operations for $175,000 related to the profits tax.

On April 12, 2004, the twelve Atlantic City casino properties, including the Trump AC properties, executed the NJSEA Subsidy Agreement with the NJSEA and the CRDA to, among other things, enhance purses, fund breeder’s awards and establish account wagering at New Jersey horse racing tracks. The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) provide $34 million to NJSEA in cash, over a four year period, and donate $52 million to NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by NJSEA through 2008 to enhance such purses, fund such breeder’s awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by CRDA as grants to such other North Jersey projects as it shall determine. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

Summary of the Company’s Public Indebtedness

Trump AC Mortgage Notes. Trump AC’s debt primarily consists of an aggregate $1.3 billion principal amount of the Trump AC Mortgage Notes described below.

TAC I Notes. In connection with THCR’s acquisition of the Taj Mahal in April 1996 (the Taj Acquisition), Trump AC and Trump AC Funding issued, in an underwritten public offering, mortgage notes in the principal amount of $1.2 billion, bearing interest at the rate of 11 1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC I Notes”). The obligations evidenced by the TAC I Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding). The TAC I Notes were issued pursuant to an indenture agreement, dated as of April 17, 1996 (the “TAC I Note Indenture”), by and among Trump AC and Trump AC Funding, as issuers, Plaza Associates, Taj Associates and The Trump Taj Mahal Corporation, as guarantors, and the Trustee.

TAC II Notes. In December 1997, Trump AC and Trump AC Funding II issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $75.0 million, bearing interest at the rate of 11 1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC II Notes”). The TAC II Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the “TAC II Note Indenture”), by and among Trump AC and Trump AC Funding II, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee.

TAC III Notes. In December 1997, Trump AC and Trump AC Funding III issued, in an underwritten public offering, mortgage notes in an aggregate principal amount of $25.0 million, bearing interest at the rate of 11 1/4% per annum, payable in cash semiannually in arrears on May 1st and November 1st of each year, and maturing on May 1, 2006 (the “TAC III Notes”, and together with the TAC I Notes and TAC II Notes, the “Trump AC Mortgage Notes”). The TAC III Notes were issued pursuant to an indenture agreement, dated as of December 10, 1997 (the TAC III Note Indenture), by and among Trump AC and Trump AC Funding III, as issuers, TACC, Plaza Associates and Taj Associates, as guarantors, and the Trustee.

The Trump AC Mortgage Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions. Non-compliance could result in the acceleration of such indebtedness. As previously disclosed by THCR and Trump AC, Trump AC anticipates, but cannot ensure, making the May 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30-day grace period under the indentures governing the Trump AC Mortgage Notes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Factors That May Affect Our Results.”

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

The Trump AC Mortgage Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Taj Associates and Plaza Associates. The liens securing the Trump AC Mortgage Notes are subordinate to liens securing approximately $1.2 million of senior indebtedness. The obligations evidenced by the Trump AC Mortgage Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and Trump AC and all future subsidiaries of Trump AC (other than Trump AC Funding, Trump AC Funding II and Trump AC Funding III).

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

Results of Operations: Operating Revenues and Expenses

The following tables include selected data of Taj Associates and Plaza Associates for the three months ended March 31, 2003 and 2004.

	Three Months Ended March 31,
	2003 Taj Associates	2004 Taj Associates	2003 Plaza Associates	2004 Plaza Associates	2003 Total Trump AC *	2004 Total Trump AC *
	(in thousands)
Revenues:
Gaming	$123,232	$117,723	$75,431	$72,431	$198,663	$190,154
Other	24,077	24,458	15,613	15,644	39,690	40,102

Gross revenues	147,309	142,181	91,044	88,075	238,353	230,256
Less: promotional allowances	28,774	29,454	21,078	22,487	49,852	51,941

Net revenues	118,535	112,727	69,966	65,588	188,501	178,315

Costs and expenses:
Gaming	57,158	54,665	36,731	34,950	93,889	89,615
Other	8,427	7,439	4,794	4,726	13,221	12,165
General and administrative	26,613	26,031	16,067	15,659	42,701	41,723
Depreciation and amortization	10,359	12,490	5,088	5,727	15,447	18,217

Total costs and expenses	102,557	100,625	62,680	61,062	165,258	161,720

Income from operations	15,978	12,102	7,286	4,526	23,243	16,595

Interest and other non-operating income (expense)	53	(6)	79	87	217	120
Interest expense	(24,553)	(24,603)	(14,089)	(14,013)	(38,642)	(38,616)

Total non-operating expense, net	(24,500)	(24,609)	(14,010)	(13,926)	(38,425)	(38,496)

Loss before income tax provision	(8,522)	(12,507)	(6,724)	(9,400)	(15,182)	(21,901)
Income tax provision	(534)	(599)	(325)	(404)	(859)	(1,003)

Net loss	$(9,056)	$(13,106)	$(7,049)	$(9,804)	$(16,041)	$(22,904)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended March 31,
	2003 Taj Associates	2004 Taj Associates		2003 Plaza Associates	2004 Plaza Associates		2003 Total Trump AC	2004 Total Trump AC
	(dollars in thousands)
Table Game Revenues (1)	$39,887	$35,272		$22,612	$20,352		$62,499	$55,624
Incr (Decr) over Prior Period		$(4,615)			$(2,260)			$(6,875)
Table Game Drop (2)	$223,710	$206,029		$143,924	$135,918		$367,634	$341,947
Incr (Decr) over Prior Period		$(17,681)			$(8,006)			$(25,687)
Table Win Percentage (3)	17.8%	17.1%		15.7%	15.0%		17.0%	16.3%
Incr (Decr) over Prior Period		(0.7	) pts		(0.7	) pts		(0.7	) pts
Number of Table Games	126	127		90	91		216	218
Incr (Decr) over Prior Period		1			1			2

Slot Revenues (4)	$78,226	$76,785		$52,819	$52,079		$131,045	$128,864
Incr (Decr) over Prior Period		$(1,441)			$(740)			$(2,181)
Slot Handle (5)	$976,008	$995,308		$675,989	$643,052		$1,651,997	$1,638,360
Incr (Decr) over Prior Period		$19,300			$(32,937)			$(13,637)
Slot Win Percentage (6)	8.0%	7.7%		7.8%	8.1%		7.9%	7.9%
Incr (Decr) over Prior Period		(0.3	) pts		0.3	pts		—	pts
Number of Slot Machines	4,842	4,368		2,962	2,837		7,804	7,205
Incr (Decr) over Prior Period		(474)			(125)			(599)

Poker Revenues	$4,654	$5,241		$—	$—		$4,654	$5,241
Incr (Decr) over Prior Period		$587			$—			$587
Number of Poker Tables	66	66		—	—		66	66
Incr (Decr) over Prior Period		—			—			—

Other Gaming Revenues	$465	$425		$—	$—		$465	$425
Incr (Decr) over Prior Period		$(40)			$—			$(40)

Total Gaming Revenues	$123,232	$117,723		$75,431	$72,431		$198,663	$190,154
Incr (Decr) over Prior Period		$(5,509)			$(3,000)			$(8,509)

Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	92.3%	89.8%		87.9%	85.4%		90.5%	88.0%
Average Daily Rate (Room Revenue)	$73.70	$70.65		$75.95	$75.31		$74.54	$72.55

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased table game and slot revenues at both the Taj Mahal and Trump Plaza. The decrease in total gaming revenue was principally caused by the lack of overall market growth to accommodate the Borgata opening.

Table game revenues decreased by approximately $6,875,000, or 11.0%, from the comparable period in 2003 due to decreases in the table game drop and the table win percentage at both the Taj Mahal and Trump Plaza. Overall Trump AC’s table win percentage decreased to 16.3%, from 17.0% in the comparable period in 2003. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 16.6% and 16.3% for the three months ended March 31, 2003 and 2004, respectively.

Slot revenues decreased by approximately $2,181,000, or 1.7%, from the comparable period in 2003 primarily as a result of the decreased slot win percentage at the Taj Mahal and decreased slot handle at the Trump Plaza.

Promotional Allowances increased by approximately $2,089,000, or 4.2%, from the comparable period in 2003 primarily as a result of increases in coin expense and complimentary hotel services.

Gaming costs and expenses decreased by approximately $4,274,000, or 4.6%, from the comparable period in 2003 primarily due to decreases in payroll expenses at both the Taj Mahal and the Trump Plaza.

General and Administrative costs and expenses decreased by approximately $978,000, or 2.3%, from the comparable period in 2003. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll expenses.

Depreciation and amortization costs and expenses increased by $2,770,000, or 17.9%, from the comparable period in 2003. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to slot machine purchases.

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	March 31, 2004
	Carrying Amount	Fair Value
	(in thousands)
TAC I Notes	$1,200,000	$996,000
TAC II Notes	$74,513	$62,250
TAC III Notes	$24,761	$20,750

ITEM 4—CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

ITEM 2—CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

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

Trump AC filed a Current Report on Form 8-K with the SEC on May 3, 2004 regarding THCR’s earnings press release, including the results of Trump AC, for the first quarter March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES
(Registrant)

	By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its Managing General Partner

Date: May 14, 2004	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC.
(Registrant)

Date: May 14, 2004	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC.
(Registrant)

Date: May 14, 2004	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC.
(Registrant)

Date: May 14, 2004	By:	/s/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.