Form 10-Q
period 2004-06-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2004-08-16
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 16, 2004, there were 100 shares of Trump Atlantic City Funding, Inc.’s common stock outstanding.

As of August 16, 2004, there were 100 shares of Trump Atlantic City Funding II, Inc.’s common stock outstanding.

As of August 16, 2004, there were 100 shares of Trump Atlantic City Funding III, Inc.’s common stock outstanding.

Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,727	$44,017
Receivables, net	25,200	26,059
Inventories	8,427	8,845
Other current assets	8,187	12,213

Total current assets	101,541	91,134
PROPERTY AND EQUIPMENT, NET	1,247,472	1,237,592
DEFERRED LOAN COSTS, NET	6,966	5,265
OTHER ASSETS	40,528	45,059

Total assets	$1,396,507	$1,379,050

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,127	$22,775
Accounts payable and accrued expenses	91,279	100,803
Accrued interest payable	24,375	24,375
Due to affiliates, net	7,799	7,947

Total current liabilities	142,580	155,900
LONG-TERM DEBT, net of current maturities	1,317,243	1,322,592
OTHER LONG-TERM LIABILITIES	23,078	22,599

Total liabilities	1,482,901	1,501,091

CAPITAL/(DEFICIT):
Partners’ capital	220,408	219,274
Accumulated deficit	(306,802)	(341,315)

Total capital/(deficit)	(86,394)	(122,041)

Total liabilities and capital/(deficit)	$1,396,507	$1,379,050

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
REVENUES:
Gaming	$218,565	$205,007	$417,228	$395,161
Rooms	14,849	14,661	27,922	27,165
Food and beverage	23,545	24,176	44,583	45,199
Other	5,937	7,044	11,516	13,619

Gross revenues	262,896	250,888	501,249	481,144
Less-Promotional allowances	56,196	57,115	106,048	109,056

Net revenues	206,700	193,773	395,201	372,088

COSTS AND EXPENSES:
Gaming	96,530	93,143	190,419	182,758
Rooms	6,411	5,913	12,417	11,295
Food and beverage	8,289	9,027	15,504	15,810
General and administrative	44,328	41,214	86,722	82,494
General and administrative - related party	576	684	882	1,128
Depreciation and amortization	15,626	17,296	31,073	35,513
Debt renegotiation costs	300	—	300	—

	172,060	167,277	337,317	328,998

Income from operations	34,640	26,496	57,884	43,090

NON-OPERATING INCOME AND (EXPENSE):
Interest and other non-operating income	218	2,335	434	2,456
Interest expense	(38,751)	(39,372)	(77,393)	(77,988)

Non-operating expense, net	(38,533)	(37,037)	(76,959)	(75,532)

Loss before income tax provision	(3,893)	(10,541)	(19,075)	(32,442)
Income tax provision	(950)	(1,068)	(1,809)	(2,071)

NET LOSS	$(4,843)	$(11,609)	$(20,884)	$(34,513)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2003	$220,408	$(306,802)	$(86,394)
Partnership distribution	(1,134)	—	(1,134)
Net loss	—	(34,513)	(34,513)

Balance, June 30, 2004	$219,274	$(341,315)	$(122,041)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,884)	$(34,513)
Adjustments to reconcile net loss to net cash flows from operating activities – Non-cash charges —
Depreciation and amortization	31,073	35,513
Accretion of discount on indebtedness	221	196
Amortization of deferred loan offering costs	1,908	1,701
Provisions for losses on receivables	2,781	1,817
Valuation allowance - CRDA investments	2,543	1,734
Increase in receivables	(4,971)	(2,676)
Decrease/(increase) in inventories	537	(418)
Increase in other current assets	(4,612)	(4,076)
Decrease/(increase) in other assets	29	(4,538)
(Decrease)/increase in amounts due to affiliates	(1,151)	150
Increase in accounts payable, accrued expenses and other liabilities	8,897	12,466

Net cash provided by operating activities	16,371	7,356

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(11,877)	(7,675)
Purchases of CRDA investments, net	(4,255)	(4,784)

Net cash used in investing activities	(16,132)	(12,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(8,204)	(9,473)
Distributions to parent company	(893)	(1,134)

Net cash used in financing activities	(9,097)	(10,607)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,858)	(15,710)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,007	59,727

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,149	$44,017

Supplemental Disclosures of Cash Flow Information:
• Cash paid for interest	$75,265	$76,091

• Cash paid for income taxes	$200	$350

• Equipment purchased under capital leases	$15,156	$18,274

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Organization and Operations

The accompanying condensed consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“Trump AC”or the “Company”), and its subsidiaries: (i) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Taj Mahal”), (ii) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”) which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza” and together with the Taj Mahal, the “Trump AC Properties”), (iii) Trump Atlantic City Funding, Inc. (“Trump AC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“Trump AC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“Trump AC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”). Trump AC’s sole sources of liquidity are distributions in respect of its interests in Taj Associates and Plaza Associates. Trump AC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner. Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III (collectively the “Issuers”) have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Taj Associates and Plaza Associates. There are no restrictions on the ability of Taj Associates and Plaza Associates, the primary guarantors (the “Subsidiary Guarantors”) of the aggregate principal amount of $1.3 billion 11.25% First Mortgage Notes due May 1, 2006 of the Issuers (the “Trump AC Mortgage Notes”), to distribute funds to Trump AC in respect of the guaranteed debt.

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

THCR and its subsidiaries are very highly leveraged, with extensive secured borrowings by its operating level subsidiaries, including the Trump AC Mortgage Notes. The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively and had a working capital deficit of $64.8 million at June 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation is expected to be approximately $155 million. Additionally, the Company has experienced increased competition and other challenges in the Atlantic City market. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of the Trump AC Properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

To address these factors, management and the board of directors reviewed various financing alternatives. As discussed in Note 8, on August 9, 2004, THCR announced that THCR, Donald J. Trump and DLJ Merchant Banking Partners III, L.P. (“DLJMB”), a private equity fund of Credit Suisse First Boston (“CSFB”), have reached an agreement in principle with a Committee formed by certain holders of the Trump AC Mortgage Notes (the “Trump AC Noteholder Committee”) to restructure the Company’s approximately $1.8 billion aggregate principal face amount of public indebtedness and to recapitalize the Company (the “Recapitalization Plan”). The Recapitalization Plan is contingent upon a variety of factors. No assurances can be given that the Recapitalization Plan will occur, or if it does occur, that it will occur on terms acceptable to THCR to allow THCR and its subsidiaries to meet their obligations as they become due. In addition, management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year whether or not the Recapitalization Plan occurs. These programs include labor savings through increased automation of the Company’s slot machine product on the gaming floor and the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful for any protracted period of time. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty or the comprehensive recapitalization.

Given the large number of holders of the Trump AC Mortgage Notes and the Trump Casino Holdings’ 11.625% First Priority Mortgage Notes (the “TCH First Priority Notes”) and Trump Casino Holdings 17.625% Second Priority Notes (the “TCH Second Priority Notes,” and together with the TCH First Priority Notes, the “TCH Notes”), THCR intends to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. THCR intends to commence its chapter 11 case by the end of September 2004. If the chapter 11 case is commenced by the end of November 2004, the Company would not be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If THCR’s case is not commenced on or before such date, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, THCR and the Company would need to borrow funds to provide for such payment of interest. The availability of such funds cannot be assured.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003 filed with the SEC and available on the SEC’s website, www.sec.gov, or through THCR’s website, www.trump.com.

The casino industry in Atlantic City is seasonal in nature with the peak season being the spring and summer months; therefore, results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for a full year.

Reclassifications

Certain reclassifications and disclosures have been made to prior year financial statements in order to conform to the current year presentation.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2003 and June 30, 2004, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3) Trump Plaza Warehouse

On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and Trump AC is currently leasing another warehouse. In April of 2004, Plaza Associates settled a claim with the insurance carrier. A gain of $2.1 million was recognized in the quarter ended June 30, 2004 in other non-operating income.

(4) Combined Financial Information—Trump AC Funding, Trump AC Funding II and Trump AC Funding III

Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2003	June 30, 2004
		(unaudited)
Total Assets (including First Mortgage Notes receivable of $1,299,175 ,000 at December 31, 2003 and $1,186,700,000 at June 30, 2004 and related interest receivable)	$1,323,550,000	$1,211,075,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,299,175,000 at December 31, 2003 and $1,186,700,000 at June 30, 2004 and related interest payable)	$1,323,550,000	$1,211,075,000

	Six Months Ended June 30,
	2003	2004
Interest Income	$73,125,000	$73,719,000

Interest Expense	73,125,000	73,719,000

Net Income	$—	$—

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

(6) Partnership Distribution

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the six months ended June 30, 2003 and 2004, Trump AC declared cash partnership distributions to THCR of $893,000 and $1,134,000, respectively, consisting of operating expense reimbursements.

(7) NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties, including the Trump AC properties, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos pro rata according to their gross revenue: (a) shall pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) shall donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. The $62 million donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey Legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA for use by NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the Agreement shall otherwise terminate.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature publicly stated during spring 2004 their intent that the Legislature enact the Casino Expansion Fund Act by December 2004, repeal in increments over time the 4.25% tax on casino complimentaries it imposed as of July 2003 and, for four years, refrain from imposing any new or increased casino industry specific taxes. In this regard, legislation was enacted effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; and (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

(8) Subsequent Events

Recapitalization Plan. As previously disclosed, in the first quarter of 2004, THCR, the Company and certain affiliates of the Company entered into an exclusivity agreement and certain letter agreements with DLJMB in connection with a proposed equity investment to sponsor a comprehensive recapitalization of THCR. On August 9, 2004, THCR issued a press release and on August 10, 2004, filed a Current Report on Form 8-K with the SEC announcing that THCR, Donald J. Trump and DLJMB have reached an agreement in principle with the Trump AC Noteholder Committee to recapitalize THCR and its subsidiaries, including the Company (the “Recapitalization Plan”), and proposed restructuring of THCR’s approximately $1.8 billion aggregate principal amount of indebtedness for approximately $1.25 billion of new secured notes with an anticipated interest rate of 7.875% per annum and which are expected to be guaranteed by all of THCR’s operating subsidiaries and secured by a second lien on all of such subsidiaries’ present and future assets, including the Trump AC Properties (the “New Notes”). As part of the Recapitalization Plan, Mr. Trump and DLJMB would co-invest $400 million of equity into the recapitalized Company. Mr. Trump’s investment in the recapitalized Company is intended to be approximately $70.9 million, $55 million of which would be in the form of a co-investment with DLJMB and the remainder of which would be invested through Mr. Trump’s contribution of approximately $15.9 million principal amount of his TCH Second Priority Notes. Mr. Trump’s beneficial ownership of the recapitalized Company’s common stock is expected to be up to approximately 25%, on a fully-diluted basis.

Given the large number of noteholders, THCR intends to effect the transactions in a chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. THCR intends to commence its chapter 11 case by the end of September 2004 and expects, but cannot ensure that, the Recapitalization Plan will be consummated in the first quarter of 2005. If the case is commenced by such time, the Company would not be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If THCR’s case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, THCR and the Company would need to borrow funds to provide for such payment of interest. The availability of such funds cannot be assured.

The consummation of the Recapitalization Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair trade creditor claims. THCR intends to arrange for up to $100 million debtor-in-possession financing during the proceedings.

In connection with the Recapitalization Plan, THCR has held discussions with certain holders of the TCH Notes, which have formed a committee (the “TCH Noteholder Committee”) to discuss a potential restructuring, and the TCH Noteholder Committee has engaged legal and financial advisors. As part of those discussions, THCR delivered to the TCH Noteholder Committee a proposal that provided for a proposed recovery for the TCH First Priority Notes of amounts in excess of the aggregate accreted amount of those notes as of September 30, 2004. On August 9, 2004, the TCH Noteholder Committee informed THCR that such committee was not in agreement with the proposal made by the Company, and such proposal is no longer outstanding. THCR has not reached any specific agreement with the TCH Noteholder Committee or any other holders of the TCH Notes concerning a restructuring, and there is no assurance that THCR will reach such an agreement with such holders. THCR’s current proposal contemplates a recovery by holders of TCH First Priority Notes of approximately the accreted value of such notes (approximately 95.6% of the aggregate principal face amount), which THCR believes is an appropriate recovery under the United States bankruptcy code.

Although the Trump AC Noteholder Committee has agreed in principle to support the Recapitalization Plan, such support does not constitute its official approval of the plan of reorganization that is anticipated to be proposed by THCR after a chapter 11 case is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the plan. Moreover, the holders of TCH Notes have not agreed in principle to support the Recapitalization Plan. Although THCR will continue to seek support of TCH Noteholders, it cannot assure that such support will be obtained. In such event, THCR currently anticipates consummating the Recapitalization Plan without obtaining the support of TCH Noteholders.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of a definitive investment agreement with DLJMB, an indenture governing the New Notes, the documentation relating to THCR’s proposed arrangements with Mr. Trump and a plan of reorganization. The plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials, gaming regulatory authority approvals and relevant filings under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The definitive terms and conditions of the Recapitalization Plan would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the plan of reorganization. There can be no assurances that the Recapitalization Plan will be officially proposed as described herein or consummated.

Upon THCR’s announcement of the Recapitalization Plan and intended commencement of the chapter 11 case, the New York Stock Exchange suspended the trading of THCR’s current common stock, and informed THCR that it has applied to the Securities and Exchange Commission to delist THCR’s current common stock, pending the completion of applicable procedures. The recapitalized Company intends to apply to have its new common stock listed on the New York Stock Exchange or other national securities exchange upon the consummation of the Recapitalization Plan.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. Important factors that could cause actual results to differ materially from our expectations include business, competition, regulatory and other uncertainties and contingencies discussed in this report that are difficult or impossible to predict and which are beyond our control. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this document. These forward-looking statements speak only as of the date of this report. We do not intend to update these statements unless the securities laws require us to do so.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring; THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the proposed recapitalization; the proposed investment by DLJMB and DLJMB’s role in the recapitalized Company; substantial deterioration of the Company’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Restructuring Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a chapter 11 trustee or to convert the case to a chapter 7 case; the ability of THCR and the Company to continue as a going concern; the ability of THCR and the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; THCR’s and the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to THCR’s and the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of THCR and the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which THCR and the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Recapitalization Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report.

These and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s assets, liabilities, common stock and debt securities. No assurance can be given as to what values, if any, might be ascribed to such assets or liabilities or recovered by debt or equity holders in a chapter 11 case. A plan of reorganization could result in holders of THCR’s common stock receiving no value for their interests. Because of such possibilities, the value of THCR’s common stock is highly speculative. We urge that appropriate caution be exercised in making investment decisions regarding the Company’s securities.

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

Overview

THCR and its subsidiaries are very highly leveraged, with extensive secured borrowings by its operating level subsidiaries, including the Trump AC Mortgage Notes. The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively, and had a working capital deficit of $64.8 million at June 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on the Trump AC Mortgage Notes. In 2004, the Company’s debt service obligation is expected to be approximately $155 million. Additionally, the Company has experienced increased competition and other challenges in the Atlantic City market. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available.

Recapitalization Plan

        As previously disclosed, in the first quarter of 2004, THCR and certain of its subsidiaries, including the Company, entered into an exclusivity agreement and certain letter agreements with DLJMB in connection with a proposed equity investment to sponsor a comprehensive recapitalization of THCR and its subsidiaries. On August 9, 2004, THCR issued a press release and on August 10, 2004, filed a Current Report on Form 8-K with the SEC announcing that THCR, Donald J. Trump and DLJMB have reached an agreement in principle with a committee formed by certain holders of the Trump AC Mortgage Notes (the “Trump AC Noteholder Committee”) recapitalize THCR (the “Recapitalization Plan”) and restructure the Trump AC Mortgage Notes and TCH Notes (approximately $1.8 billion aggregate principal amount of indebtedness) into approximately $1.25 billion of new secured notes with an anticipated interest rate of 7.875% per annum and which are expected to be guaranteed by all of THCR’s operating subsidiaries and secured by a second lien on all of such subsidiaries’ present and future assets, including the Trump AC Properties (the “New Notes”). As part of the Recapitalization Plan, Mr. Trump and DLJMB would co-invest $400 million of equity into the recapitalized Company. Mr. Trump’s investment in the recapitalized Company is intended to be approximately $70.9 million, $55 million of which would be in the form of a co-investment with DLJMB and the remainder of which would be invested through Mr. Trump’s contribution of approximately $15.9 million principal amount of his TCH Second Priority Notes. Mr. Trump’s beneficial ownership of the recapitalized Company’s common stock is expected to be up to approximately 25%, on a fully-diluted basis.

THCR, Mr. Trump and the Trump AC Noteholder Committee have entered into a restructuring support agreement reflecting an agreement in principle to support the Recapitalization Plan to restructure the existing notes for approximately $1.25 billion principal amount of the New Notes, cash and common stock of the recapitalized Company (the “Restructuring Support Agreement”). The New Notes, which would be issued by THCR’s holding subsidiary, would have a 10-year maturity and would be senior obligations of the issuer, guaranteed by substantially all of THCR’s operating subsidiaries, including Taj Associates and Plaza Associates, and secured by a second priority lien on substantially all of such operating subsidiaries’ assets, including the Trump AC Properties, subject to a first priority lien for secured financing of up to $500 million.

If the Recapitalization Plan is successfully completed, THCR expects to achieve:

•	A reduction of total publicly-traded indebtedness of approximately $544 million, from approximately $1.8 billion to approximately $1.25 billion;

•	A reduction in average interest rates on THCR’s publicly-traded indebtedness from a weighted average rate of approximately 12% to 7.875% per annum;

•	A reduction in annual cash interest expense of approximately $110.2 million;

•	An extension of the maturity of THCR’s publicly-traded indebtedness to ten years;

•	The ability to obtain new financing of up to $500 million secured by a first priority lien on substantially all of the operating subsidiaries’ assets;

•	Funding for deferred capital expenditures and future expansions at THCR’s properties, including the Trump AC Properties;

•	Significant liquidity to support growth in additional gaming jurisdictions and the ability to expand THCR’s brand on a global basis;

•	Streamlining the public indebtedness of THCR’s subsidiaries into a consolidated single issuer of publicly-traded debt; and

•	An ongoing relationship with DLJMB, an affiliate of CSFB, one of the world’s largest financial institutions.

Under the terms of the Recapitalization Plan, holders of the Trump AC Mortgage Notes would exchange their notes, now approximately $1.3 billion aggregate principal amount, for approximately $228.2 million in cash, approximately $851.9 million aggregate principal amount of the New Notes and approximately $107.2 million of common stock of the recapitalized Company (approximately 18.4% of the primary common shares), based on DLJMB’s purchase price of approximately $0.029 per share (the “Purchase Price”). The holders of the TCH First Priority Notes, now approximately $406.3 million accreted aggregate principal amount, would exchange their notes for approximately $55.9 million in cash, and approximately $350.4 million aggregate principal amount of the New Notes. The holders of the TCH Second Priority Notes, now approximately $68.8 million aggregate principal amount, would exchange their notes for approximately $500,000 in cash, approximately $47.7 million aggregate principal amount of the New Notes, and approximately $15.7 million of common stock of the recapitalized Company (approximately 2.7% of the primary common shares), based on the Purchase Price. In addition, the holders of the Trump AC Mortgage Notes and TCH Notes would receive certain accrued interest as set forth on the term sheet attached to the Restructuring Support Agreement.

Each of the existing stockholders of THCR, including Mr. Trump, would either keep their existing shares or, under certain circumstances, exchange their existing shares for new shares with the same economic terms as THCR’s current shares. In addition, each stockholder would receive a 30-day right to purchase an amount, proportionate to that holder’s existing ownership, of shares of the recapitalized Company’s common stock, at the Purchase Price in a rights offering in the aggregate amount of $50 million (the “Rights Offering”). The right to purchase shares in the Rights Offering would be transferable only in connection with transfers or assignments of each holder’s interests in the shares underlying the rights. If all holders of the existing shares, excluding Mr. Trump, or those holders’ permitted transferees were to participate fully in the Rights Offering, they would invest approximately $22.8 million and own approximately 4% of the recapitalized Company’s common stock, on a primary basis, or approximately 3.9% on a fully-diluted basis. If none of the holders or permitted transferees were to participate in the Rights Offering, their holdings would represent approximately 0.1% of the recapitalized Company’s shares. Any shares of common stock purchased in the Rights Offering and amounts invested directly in THCR or its holding subsidiary by Mr. Trump would reduce DLJMB’s investment in the recapitalized Company. If all holders of the existing shares, including Mr. Trump, or those holders’ permitted transferees were to participate fully in the Rights Offering, DLJMB would own approximately 55.3% of the recapitalized Company’s common stock, on a primary basis, or approximately 53.2% on a fully diluted basis.

As part of the Recapitalization Plan, Mr. Trump would:

•	Invest up to $55 million in the equity of the recapitalized Company and/or its holding subsidiary, either directly or through the Rights Offering;

•	Contribute to the Company approximately $15.9 million aggregate principal amount of the TCH Second Priority Notes owned by him;

•	Serve as the Chairman of the recapitalized Company’s Board of Directors pursuant to a services agreement and terminate his existing executive agreement; and

•	Grant to the recapitalized Company a perpetual and exclusive worldwide trademark license, royalty free, to use his name and likeness and all related marks and intellectual property rights currently licensed to THCR in connection with any casino and gaming activities, subject to customary terms and conditions, and terminate his existing trademark license agreement with THCR.

DLJMB, THCR and its subsidiaries, including the Company, and Mr. Trump anticipate entering into an investment agreement establishing the definitive terms of DLJMB’s equity investment in the recapitalized Company and/or its holding subsidiary. Also in connection with DLJMB’s proposed investment, on August 9, 2004, THCR entered into a new exclusivity agreement (the “Second Exclusivity Agreement”) with DLJMB pursuant to which THCR has agreed that THCR and its subsidiaries, including the Company, will work exclusively with DLJMB in implementing the Recapitalization Plan until the earlier of December 31, 2004 or the filing of a chapter 11 case. In addition, on August 9, 2004, THCR and certain of its subsidiaries, including the Company, have renewed certain letter agreements entered into with DLJMB in February 2004 (the “Renewed Letter Agreement”) pursuant to which such entities have agreed to reimburse DLJMB for all reasonable and accountable out-of-pocket expenses not exceeding $5 million and incurred by DLJMB in connection with the Recapitalization Plan beginning after the date of the Renewed Letter Agreement and accruing until, and payable upon, the earlier to occur (i) an Alternative Transaction (defined in the Renewed Letter Agreement to include the sale of assets or securities or the filing of a voluntary chapter 11 case without the participation of DLJMB) or (ii) January 31, 2006. Also, under the Renewed Letter Agreement, THCR has agreed to pay DLJMB a transaction fee of $25 million if an Alternative Transaction occurs on or before June, 30, 2005. In addition, THCR has entered into an escrow agreement with DLJMB pursuant to which THCR has agreed to reimburse DLJMB for certain expenses incurred in the course of their due diligence in connection with the Recapitalization Plan.

Upon the successful recapitalization of THCR and assuming Mr. Trump’s $55 million investment into the recapitalized Company, Mr. Trump would beneficially own up to approximately 25% of the recapitalized Company’s common stock, consisting of common stock and/or common stock equivalents, and warrants to purchase common stock. In consideration of Mr. Trump’s equity investment and modifications to his contractual arrangements with THCR, Mr. Trump would also receive a parcel of land owned by THCR in Atlantic City, NJ constituting the former World’s Fair site which may be developed for non-gaming related use and THCR’s 25% interest in the Miss Universe pageant. In addition, the recapitalized Company would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as THCR’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at THCR’s existing and future properties, including the Trump AC Properties.

The recapitalized Company’s Board of Directors would consist of nine members. Initially, DLJMB would have the right to nominate five members, and Mr. Trump would have the right to nominate three. DLJMB and Mr. Trump would mutually agree upon the nomination of one independent director and each would nominate one independent director out of their respective nominees, subject to applicable rules and regulations of the Securities and Exchange Commission, the governance requirements of the New York Stock Exchange or other exchanges on which the recapitalized Company’s new common stock would be traded, and regulations of the gaming regulatory agencies. The number of directors that DLJMB or Mr. Trump would be able to nominate to the Board would be subject to adjustment based on their respective ownership of the recapitalized Company’s common stock at any given time.

Given the large number of noteholders, THCR intends to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. The Company intends to commence its chapter 11 case by the end of September 2004 and expects, but cannot ensure that, the Recapitalization Plan will be consummated in the first quarter of 2005. If the case is commenced by such time, the Company would not be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If THCR’s case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, THCR and the Company would need to borrow funds to provide for such payment of interest. The availability of such funds cannot be assured.

The consummation of the Recapitalization Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair trade creditor claims. THCR intends to arrange for up to $100 million debtor-in-possession financing during the proceedings.

In connection with the Recapitalization Plan, THCR has held discussions with certain holders of the TCH Notes, which have formed a committee (the “TCH Noteholder Committee”) to discuss a potential restructuring, and the TCH Noteholder Committee has engaged legal and financial advisors. As part of those discussions, THCR delivered to the TCH Noteholder Committee a proposal that provided for a proposed recovery for the TCH First Priority Notes of amounts in excess of the aggregate accreted amount of those notes as of September 30, 2004. On August 9, 2004, the TCH Noteholder Committee informed THCR that such committee was not in agreement with the proposal made by the Company, and such proposal is no longer outstanding. THCR has not reached any specific agreement with the TCH Noteholder Committee or any other holders of the TCH Notes concerning a restructuring, and there is no assurance that THCR will reach such an agreement with such holders. THCR’s current proposal contemplates a recovery by holders of TCH First Priority Notes of approximately the accreted value of such notes (approximately 95.6% of the aggregate principal face amount), which THCR believes is an appropriate recovery under the United States bankruptcy code.

Although a committee formed by certain holders of the Trump AC Mortgage Notes has agreed in principle to support the Recapitalization Plan, such support does not constitute its official approval of the plan of reorganization that is anticipated to be proposed by THCR after a chapter 11 proceeding is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the plan. Moreover, the holders of TCH Notes have not agreed in principle to support the Recapitalization Plan. Although THCR will continue to seek support of TCH Noteholders, it cannot assure that such support will be obtained. In such event, THCR currently anticipates consummating the Recapitalization Plan without obtaining the support of TCH Noteholders.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of a definitive investment agreement with DLJMB, an indenture governing the New Notes, the documentation relating to THCR’s proposed arrangements with Mr. Trump and a plan of reorganization. The plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials, gaming regulatory authority approvals and relevant filings under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended. The definitive terms and conditions of the Recapitalization Plan would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the plan of reorganization. There can be no assurances that the Recapitalization Plan will be officially proposed as described herein, approved or consummated.

Upon THCR’s announcement of the Recapitalization Plan and intended commencement of the chapter 11 case, the New York Stock Exchange suspended the trading of THCR’s current common stock, and informed THCR that it has applied to the Securities and Exchange Commission to delist THCR’s current common stock, pending the completion of applicable procedures. The recapitalized Company intends to apply to have its new common stock listed on the New York Stock Exchange or other national securities exchange upon the consummation of the Recapitalization Plan.

None of the securities proposed to be issued in connection with the proposed recapitalization (including the New Notes and shares referenced herein) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. None of the Restructuring Support Agreement, the term sheet attached thereto or the press release issued by THCR on August 9, 2004, constitutes an offer to sell or the solicitation of offers to buy any security or constitute an offer, solicitation or sale of any security in any jurisdiction in which such offer, solicitation or sale would be unlawful.

The Company has filed a Current Report on Form 8-K with the Securities and Exchange Commission and has furnished as exhibits to the report the Restructuring Support Agreement (including the term sheet provided to certain noteholders, Mr. Trump and DLJMB) executed by certain holders of the Trump AC Mortgage Notes, Mr. Trump and the Company, the Second Exclusivity Agreement and Renewed Letter Agreement executed by the Company and DLJMB, and certain financial projections previously supplied pursuant to confidentiality agreements entered into with the Trump AC Noteholder Committee and the TCH Noteholder Committee.

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

Our company has substantial indebtedness and associated interest expense. At June 30, 2004, our consolidated long-term debt was approximately $1.3 billion. The Trump AC Mortgage Notes are guaranteed by Taj Associates and by Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its properties at desired levels.

If we fail to commence our chapter 11 proceeding by the end of November 2004, we cannot ensure that we will be able to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes.

Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1 and November 1 of each year. Given the large number of holders of the Trump AC Mortgage Notes and TCH Notes, THCR intends to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. THCR intends to commence its chapter 11 case by the end of September 2004. If the case is commenced by such time, the Company would not be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If THCR’s case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes.

Under such circumstances, THCR and the Company would need to borrow funds to provide for such payment of interest. The availability of such funds cannot be assured.

It is an “Event of Default” under the indentures pursuant to which the Trump AC Mortgage Notes were issued if the interest thereon is not paid within 30 days of the due date. Upon the occurrence of an “Event of Default”, the Trustee may, and upon the request of the holders of 25% of the outstanding Trump AC Mortgage Notes, is required to, declare the entire unpaid amount of the Trump AC Mortgage Notes to be immediately due and payable. If such an “Event of Default” were to occur and the Trump AC Mortgage Notes were to be accelerated, Trump AC would not be able to pay such indebtedness. In such event, Trump AC would likely seek to restructure the Trump AC Mortgage Notes. See “Summary of the Company; Public Indebtedness; Events of Default”.

The Trump AC Mortgage Notes are not guaranteed by THCR or TCH, and the assets of TCH do not secure the Trump AC Mortgage Notes. An “Event of Default” under the Trump AC Mortgage Notes is not an “Event of Default” under the indentures pursuant to which the TCH Notes were issued. The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends primarily on the ability of its subsidiaries to generate cash flows sufficient for such purposes. There can be no assurances that the future operating performance of the Trump AC Properties will be sufficient to generate the cash flows required to meet the debt service obligations on any indebtedness. The ability of Trump AC to borrow funds for such purpose is also restricted. See “Summary of the Company; Public Indebtedness; Events of Default”.

THCR is pursuing the Recapitalization Plan which is intended to reduce debt and provide capital, the completion of which cannot be assured.

On August 9, 2004, THCR announced the Recapitalization Plan to attempt to reduce the high levels of indebtedness of its subsidiaries, including Trump AC, and related interest expense, and to infuse equity capital into THCR and its subsidiaries. Also on August 9, 2004, THCR entered into the Second Exclusivity Agreement with DLJMB, and THCR and certain of its subsidiaries, including the Company, entered into the Renewed Letter Agreement with DLJMB pursuant to which THCR has agreed to reimburse DLJMB for out-of-pocket expenses not exceeding $5 million no later than January 31, 2006 and to pay DLJMB $25 million if an Alternative Transaction (as defined in the Renewal Letter Agreement) occurs on or before June 30, 2005. See “Recapitalization Plan.”

If the Recapitalization Plan is not consummated, the Company will be required to seek alternative sources of financing to make its debt service, including interest payments on the Trump AC Mortgage Notes, and pay any fees owing to DLJMB. There can be no assurances that the general state of the economy, the status of capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to THCR and its subsidiaries, including the Company, specifically, will be conducive to refinancing debt on reasonable terms, or at all.

The consummation of the Recapitalization Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring; THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the proposed recapitalization; the proposed investment by DLJMB and DLJMB’s role in the recapitalized Company; substantial deterioration of the Company’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Restructuring Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a chapter 11 trustee or to convert the case to a chapter 7 case; the ability of THCR and the Company to continue as a going concern; the ability of THCR and the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; THCR’s and the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to THCR’s and the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of THCR and the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which THCR and the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Recapitalization Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report.

Even if the plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Recapitalization Plan

If the Recapitalization Plan or other recapitalization plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure, including the alternatives described above and others. There is no assurance that any such alternatives will be achieved.

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

Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.

In July 2004, the Pennsylvania state legislature passed extensive legislation that could adversely affect us. The legislation permits up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006.

Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. The law permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, all of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, also to be owned by Native American tribes. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. The court also ruled that New York state could participate in the multi-state Mega-Millions lottery game.

The New York law had also permitted the installation of video lottery terminals, or VLTs, at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse-racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. It is anticipated that the ruling will be appealed.

In addition, other states neighboring New Jersey, including Maryland, are currently contemplating gaming legislation. The net effect of these facilities and other items, when operational, on Atlantic City, including our properties, cannot be predicted. Since our market is primarily a drive-to market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

We do not know how the recently announced gaming company mergers will, upon consummation, affect us.

In June 2004, MGM Mirage and Mandalay Resort Group announced that they have entered into a definitive merger agreement under which MGM Mirage will purchase Mandalay Resort Group. If consummated, the MGM Mirage would own and operate up to 28 properties across the country. Also, in July 2004, Harrah’s Entertainment Inc. announced its intention of buying Caesars Entertainment Inc., which would, if consummated, create the world’s largest gaming company with as many as 54 casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in jurisdictions in which we currently compete. The final terms of either of these mergers, including whether or not any of the companies will have to divest of any of their properties under the federal anti-trust laws or under the rules and regulations promulgated by the various gaming regulatory agencies, are unknown at this time. The effects of either of these mergers on the gaming market, in general, or on any jurisdiction in which we currently have properties, in particular, cannot be ascertained at this time.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

NJSEA Subsidy Agreement. On April 12, 2004, the twelve Atlantic City casino properties, including the Trump AC properties, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement” or “Agreement”).

The Agreement provides that the casinos pro rata according to their gross revenue: (a) shall pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) shall donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. The $62 million donation of CRDA obligations is conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

The Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to CRDA (“Casino Expansion Fund Act”). The Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and CRDA to return all undistributed donated CRDA obligations to the casinos. The Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey Legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA for use by NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the Agreement shall otherwise terminate.

In addition to the NJSEA Subsidy Agreement, prominent leaders of the New Jersey Legislature publicly stated during spring 2004 their intent that the Legislature enact the Casino Expansion Fund Act by December 2004, repeal in increments over time the 4.25% tax on casino complimentaries it imposed as of July 2003 and, for four years, refrain from imposing any new or increased casino industry specific taxes. In this regard, legislation was enacted effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in an eligible project which increases the number of hotel rooms in its casino hotel facility; and (b) fully phases out the 4.25% tax on casino complimentaries as of July 1, 2009.

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

Financial Condition -

Liquidity and Capital Resources

The Company had a working capital deficit of $64.8 million at June 30, 2004 and has experienced recurring operating losses. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s debt service obligation on the Trump AC Mortgage Notes is approximately $146.3 million per year. Additionally, the Company has experienced increased competition and other challenges in the Atlantic City market. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Cash flows from operating activities of the Taj Mahal and Trump Plaza are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the Trump AC Mortgage Notes and by its already high levels of indebtedness and related interest expense. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Our cash flows from operating activities declined from $58.9 million to $31.1 million in the years ended December 31, 2002 and 2003, respectively. Additionally our cash flows from operating activities declined from $16.4 million to $7.4 million in the six months ended June 30, 2003 and 2004, respectively and our working capital deficit as of June 30, 2004 was $64.8 million. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes.

Also, in connection with their audit of the Company’s financial statements for the year ended December 31, 2003, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern, absent the successful completion of a restructuring or alternative transaction. The Company’s financial condition would also make it difficult for the Company to obtain alternative financing in the event the Recapitalization Plan is not consummated. If the Recapitalization Plan is not successfully consummated, the Company will be required to obtain alternative sources of financing to make its debt service, including interest payments on the Trump AC Mortgage Notes, and pay any fees owing DLJMB. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to Trump AC and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all. Absent the Company commencing the chapter 11 proceedings contemplated by the Recapitalization Plan by the end of November 2004 or finding alternative sources of funding, the Company cannot ensure that it will have sufficient funds on hand to make its November 1, 2004 interest payments on the Trump AC Mortgage Notes within the 30-day grace period provided under the indentures governing such notes.

The Taj Mahal and Trump Plaza also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata, a casino hotel built through a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of the Trump AC Properties and has announced its intentions to expand its casino floor and amenities. In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers.

In July 2004, the Pennsylvania state legislature passed extensive legislation permitted up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006. Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. Legalized gaming in one or more states neighboring, or within close proximity to, Atlantic City, New Jersey could have a material adverse effect on the Atlantic City gaming market, overall, including our properties. See “Factors That May Affect Our Future Results – Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.”

Capital expenditures at the Trump AC Properties for the six months ended June 30, 2003 and 2004 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC
FOR THE SIX MONTHS ENDED JUNE 30, 2003
Purchase of Property & Equipment	$9,877	$2,000	$11,877
Capital Lease Additions (a)	10,609	4,547	15,156

Total Capital Expenditures	$20,486	$6,547	27,033

FOR THE SIX MONTHS ENDED JUNE 30, 2004
Purchase of Property & Equipment	$5,301	$2,374	$7,675
Capital Lease Additions (a)	11,786	6,488	18,274

Total Capital Expenditures	$17,087	$8,862	$25,949

(a)	Capital lease additions were principally slot machines.

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the six months ended June 30, 2003 and 2004, Trump AC declared cash partnership distributions to THCR of $893,000 and $1,134,000, respectively, consisting of operating expense reimbursements.

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

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the six months ended June 30, 2004 Trump AC has recorded a charge to income tax expense on the statement of operations for $350,000 related to the profits tax.

On April 12, 2004, the twelve Atlantic City casino properties, including the Trump AC properties, executed the NJSEA Subsidy Agreement with the NJSEA and the CRDA to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks. The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenue, shall: (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations to, in the aggregate, be used by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations to be used by CRDA as grants to such other North Jersey projects as it shall determine. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

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

Given the large number of holders of the Trump AC Mortgage Notes and TCH Notes, THCR intends to effect the transactions in a voluntary chapter 11 proceeding pursuant to a pre-negotiated plan of reorganization in order to implement the Recapitalization Plan in an efficient and timely manner. THCR intends to commence its chapter 11 case by the end of September 2004. If the case is commenced by such time, the Company would not be required to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes. If THCR’s case is not commenced by the end of November 2004, the Company cannot ensure that it will have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. Under such circumstances, THCR and the Company would need to borrow funds to provide for such payment of interest, the success of which cannot be assured. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Factors That May Affect Our Results.”

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

Results of Operations: Operating Revenues and Expenses

The following tables include selected data of Taj Associates and Plaza Associates for the three months ended June 30, 2003 and 2004.

	Three Months Ended June 30,
	2003 Taj Associates	2004 Taj Associates	2003 Plaza Associates	2004 Plaza Associates	2003 Total Trump AC *	2004 Total Trump AC *
			(in thousands)
Revenues:
Gaming	$134,133	$124,962	$84,432	$80,045	$218,565	$205,007
Other	26,798	26,964	17,533	18,917	44,331	45,881

Gross revenues	160,931	151,926	101,965	98,962	262,896	250,888
Less: promotional allowances	32,988	31,523	23,208	25,592	56,196	57,115

Net revenues	127,943	120,403	78,757	73,370	206,700	193,773

Costs and expenses:
Gaming	58,871	55,766	37,659	37,377	96,530	93,143
Other	9,070	9,028	5,630	5,912	14,700	14,940
General and administrative	27,579	25,460	17,283	16,390	44,904	41,898
Depreciation and amortization	10,993	12,065	4,633	5,231	15,626	17,296
Debt renegotiation costs	—	—	—	—	300	—

Total costs and expenses	106,513	102,319	65,205	64,910	172,060	167,277

Income from operations	21,430	18,084	13,552	8,460	34,640	26,496

Interest and other non-operating income	34	13	96	2,232	218	2,335
Interest expense	(24,543)	(25,136)	(14,208)	(14,236)	(38,751)	(39,372)

Total non-operating expense, net	(24,509)	(25,123)	(14,112)	(12,004)	(38,533)	(37,037)

Loss before income tax provision	(3,079)	(7,039)	(560)	(3,544)	(3,893)	(10,541)
Income tax provision	(583)	(634)	(367)	(434)	(950)	(1,068)

Net loss	$(3,662)	$(7,673)	$(927)	$(3,978)	$(4,843)	$(11,609)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended June 30,
	2003 Taj Associates	2004 Taj Associates		2003 Plaza Associates	2004 Plaza Associates		2003 Total Trump AC	2004 Total Trump AC
				(dollars in thousands)
Table Game Revenues (1)	$38,353	$36,180		$24,498	$19,753		$62,851	$55,933
Incr (Decr) over Prior Period		$(2,173)			$(4,745)			$(6,918)
Table Game Drop (2)	$227,850	$209,627		$141,275	$136,814		$369,125	$346,441
Incr (Decr) over Prior Period		$(18,223)			$(4,461)			$(22,684)
Table Win Percentage (3)	16.8%	17.3%		17.3%	14.4%		17.0%	16.1%
Incr (Decr) over Prior Period		0.5 pts			(2.9	)pts		(0.9	)pts
Number of Table Games	127	127		89	91		216	218
Incr (Decr) over Prior Period		—			2			2
Slot Revenues (4)	$90,116	$83,283		$59,934	$60,292		$150,050	$143,575
Incr (Decr) over Prior Period		$(6,833)			$358			$(6,475)
Slot Handle (5)	$1,129,566	$1,058,238		$746,112	$720,760		$1,875,678	$1,778,998
Incr (Decr) over Prior Period		$(71,328)			$(25,352)			$(96,680)
Slot Win Percentage (6)	8.0%	7.9%		8.0%	8.4%		8.0%	8.1%
Incr (Decr) over Prior Period		(0.1	)pts		0.4	pts		0.1	pts
Number of Slot Machines	4,597	4,416		2,950	2,853		7,547	7,269
Incr (Decr) over Prior Period		(181)			(97)			(278)
Poker Revenues	$5,188	$5,061		$—	$—		$5,188	$5,061
Incr (Decr) over Prior Period		$(127)			$—			$(127)
Number of Poker Tables	66	66		—	—		66	66
Incr (Decr) over Prior Period		—			—			—
Other Gaming Revenues	$476	$438		$—	$—		$476	$438
Incr (Decr) over Prior Period		$(38)			$—			$(38)
Total Gaming Revenues	$134,133	$124,962		$84,432	$80,045		$218,565	$205,007
Incr (Decr) over Prior Period		$(9,171)			$(4,387)			$(13,558)
Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	94.6%	95.5%		95.6%	97.0%		95.0%	96.1%
Average Daily Rate (Room Revenue)	$79.01	$77.03		$80.65	$78.93		$79.70	$77.83

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased gaming revenues at both the Taj Mahal and Trump Plaza. The decrease in total gaming revenue was principally caused by the lack of overall market growth to accommodate the Borgata opening.

Table game revenues decreased by approximately $6,918,000, or 11.0%, from the comparable period in 2003 due to decreases in the table game drop at both the Taj Mahal and Trump Plaza and a decrease in the table win percentage at the Trump Plaza. Overall Trump AC’s table win percentage decreased to 16.1%, from 17.0% in the comparable period in 2003. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 16.3% and 15.4% for the three months ended June 30, 2003 and 2004, respectively.

Slot revenues decreased by approximately $6,475,000, or 4.3%, from the comparable period in 2003 primarily as a result of the decreased slot win at the Taj Mahal.

Promotional Allowances increased by approximately $919,000, or 1.6%, from the comparable period in 2003 primarily as a result of increases in coin expense and complimentary hotel services at the Trump Plaza.

Gaming costs and expenses decreased by approximately $3,387,000, or 3.5%, from the comparable period in 2003 primarily due to decreases in payroll expenses at both the Taj Mahal and the Trump Plaza.

General and Administrative costs and expenses decreased by approximately $3,006,000, or 6.7%, from the comparable period in 2003. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll and employee benefit expenses offset by increased utility expenses. Additionally, both the Taj Mahal and Trump Plaza recorded a donation of casino reinvestment obligations in the prior year.

Depreciation and amortization costs and expenses increased by approximately $1,670,000, or 10.7%, from the comparable period in 2003. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to slot machine purchases.

Other non-operating income increased by approximately $2,117,000 from the comparable period in 2003. The increase was due to the settlement of an insurance claim in April of 2004 for Trump Plaza’s warehouse which collapsed due to an unusual amount of snowfall in February 2003. The insurance settlement resulted in a gain of approximately $2,100,000.

Results of Operations: Operating Revenues and Expenses

The following tables include selected data of Taj Associates and Plaza Associates for the six months ended June 30, 2003 and 2004.

	Six Months Ended June 30,
	2003 Taj Associates	2004 Taj Associates	2003 Plaza Associates	2004 Plaza Associates	2003 Total Trump AC *	2004 Total Trump AC *
			(in thousands)
Revenues:
Gaming	$257,365	$242,685	$159,863	$152,476	$417,228	$395,161
Other	50,875	51,422	33,146	34,561	84,021	85,983

Gross revenues	308,240	294,107	193,009	187,037	501,249	481,144
Less: promotional allowances	61,762	60,977	44,286	48,079	106,048	109,056

Net revenues	246,478	233,130	148,723	138,958	395,201	372,088

Costs and expenses:
Gaming	116,029	110,431	74,390	72,327	190,419	182,758
Other	17,497	16,467	10,424	10,638	27,921	27,105
General and administrative	54,192	51,491	33,350	32,049	87,604	83,622
Depreciation and amortization	21,352	24,555	9,721	10,958	31,073	35,513
Debt renegotiation costs	—	—	—	—	300	—

Total costs and expenses	209,070	202,944	127,885	125,972	337,317	328,998

Income from operations	37,408	30,186	20,838	12,986	57,884	43,090

Interest and other non-operating income	87	7	175	2,319	434	2,456
Interest expense	(49,096)	(49,739)	(28,297)	(28,249)	(77,393)	(77,988)

Total non-operating expense, net	(49,009)	(49,732)	(28,122)	(25,930)	(76,959)	(75,532)

Loss before income tax provision	(11,601)	(19,546)	(7,284)	(12,944)	(19,075)	(32,442)
Income tax provision	(1,117)	(1,233)	(692)	(838)	(1,809)	(2,071)

Net loss	$(12,718)	$(20,779)	$(7,976)	$(13,782)	$(20,884)	$(34,513)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Six Months Ended June 30,
	2003 Taj Associates	2004 Taj Associates		2003 Plaza Associates	2004 Plaza Associates		2003 Total Trump AC	2004 Total Trump AC
				(dollars in thousands)
Table Game Revenues (1)	$78,240	$71,452		$47,110	$40,105		$125,350	$111,557
Incr (Decr) over Prior Period		$(6,788)			$(7,005)			$(13,793)
Table Game Drop (2)	$451,560	$415,656		$285,199	$272,732		$736,759	$688,388
Incr (Decr) over Prior Period		$(35,904)			$(12,467)			$(48,371)
Table Win Percentage (3)	17.3%	17.2%		16.5%	14.7%		17.0%	16.2%
Incr (Decr) over Prior Period		(0.1	)pts		(1.8	)pts		(0.8	)pts
Number of Table Games	127	127		90	91		217	218
Incr (Decr) over Prior Period		—			1			1
Slot Revenues (4)	$168,343	$160,068		$112,753	$112,371		$281,096	$272,439
Incr (Decr) over Prior Period		$(8,275)			$(382)			$(8,657)
Slot Handle (5)	$2,105,574	$2,053,546		$1,422,101	$1,363,811		$3,527,675	$3,417,357
Incr (Decr) over Prior Period		$(52,028)			$(58,290)			$(110,318)
Slot Win Percentage (6)	8.0%	7.8%		7.9%	8.2%		8.0%	8.0%
Incr (Decr) over Prior Period		(0.2	)pts		0.3	pts		—	pts
Number of Slot Machines	4,719	4,392		2,956	2,845		7,675	7,237
Incr (Decr) over Prior Period		(327)			(111)			(438)
Poker Revenues	$9,841	$10,302		$—	$—		$9,841	$10,302
Incr (Decr) over Prior Period		$461			$—			$461
Number of Poker Tables	66	66		—	—		66	66
Incr (Decr) over Prior Period		—			—			—
Other Gaming Revenues	$941	$863		$—	$—		$941	$863
Incr (Decr) over Prior Period		$(78)			$—			$(78)
Total Gaming Revenues	$257,365	$242,685		$159,863	$152,476		$417,228	$395,161
Incr (Decr) over Prior Period		$(14,680)			$(7,387)			$(22,067)
Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	93.5%	92.7%		91.7%	91.7%		92.8%	92.2%
Average Daily Rate (Room Revenue)	$76.40	$73.94		$78.34	$76.78		$77.21	$75.12

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.

(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.

(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.

(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.

(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.

(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased gaming revenues at both the Taj Mahal and Trump Plaza. The decrease in total gaming revenue was principally caused by the lack of overall market growth to accommodate the Borgata opening.

Table game revenues decreased by approximately $13,793,000, or 11.0%, from the comparable period in 2003 due to decreases in the table game drop and the table win percentage at both the Taj Mahal and Trump Plaza. Overall Trump AC’s table win percentage decreased to 16.2%, from 17.0% in the comparable period in 2003. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 16.4% and 15.8% for the six months ended June 30, 2003 and 2004, respectively.

Slot revenues decreased by approximately $8,657,000, or 3.1%, from the comparable period in 2003 primarily as a result of the decreased slot handle at both the Taj Mahal and Trump Plaza and the decreased slot win percentage at the Taj Mahal.

Promotional Allowances increased by approximately $3,008,000, or 2.8%, from the comparable period in 2003 primarily as a result of increases in coin expense at the Trump Plaza and complimentary hotel services at both the Taj Mahal and Trump Plaza.

Gaming costs and expenses decreased by approximately $7,661,000, or 4.0%, from the comparable period in 2003 primarily due to decreases in payroll expenses at both the Taj Mahal and the Trump Plaza.

General and Administrative costs and expenses decreased by approximately $3,982,000, or 4.5%, from the comparable period in 2003. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll and employee benefit expenses offset by increased utility expenses. Additionally, both the Taj Mahal and Trump Plaza recorded a donation of casino reinvestment obligations in the prior year.

Depreciation and amortization costs and expenses increased by approximately $4,440,000, or 14.3%, from the comparable period in 2003. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to slot machine purchases.

Other non-operating income increased by approximately $2,022,000 from the comparable period in 2003. The increase was due to the settlement of an insurance claim in April 2004 for the Trump Plaza’s warehouse which collapsed due to an unusual amount of snowfall in February, 2003. The insurance settlement resulted in a gain of approximately $2,100,000.

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	June 30, 2004
	Carrying Amount	Fair Value
	(in thousands)
TAC I Notes	$1,200,000	$1,038,000
TAC II Notes	$74,578	$64,875
TAC III Notes	$24,793	$21,625

(1)	Carrying amount represents principal in the amount of $75,000,000, net of unamortized discount of $422,000 at June 30, 2004.

(2)	Carrying amount represents principal in the amount of $25,000,000, net of unamortized discount of $207,000 at June 30, 2004.

ITEM 4—CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

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

ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 —EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

10.1*	Restructuring Support Agreement, dated August 9, 2004

10.2*	Second Exclusivity Agreement, dated August 9, 2004

10.3*	Letter Agreement Amendment, dated August 9, 2004

31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Current Report on Form 8-K filed by the Company with the SEC on August 10, 2004 and incorporated by reference herein.

b.	Current Reports on Form 8-K:

Trump AC filed a Current Report on Form 8-K with the SEC on May 3, 2004 regarding THCR’s earnings press release, including the results of Trump AC, for the first quarter March 31, 2004.

Trump AC filed a Current Report on Form 8-K with the SEC on May 27, 2004 regarding Trump AC’s interest payment on the Trump AC Mortgage Notes on May 27, 2004.

Trump AC filed a Current Report on Form 8-K with the SEC on July 21, 2004 regarding the award of an operating contract to an affiliate of Trump AC for Orange County, Indiana.

Trump AC filed a Current Report on Form 8-K with the SEC on July 28, 2004 regarding THCR’s earnings press release, including the results of Trump AC, for the quarter ended June 30, 2004.

Trump AC filed a Current Report on Form 8-K with the SEC on August 10, 2004 regarding the Recapitalization Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES
(Registrant)

		By:	TRUMP ATLANTIC CITY HOLDING, INC., its Managing General Partner

Date:	August 16, 2004	By:	/s/ Francis X. McCarthy, Jr.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC.
(Registrant)

Date:	August 16, 2004	By:	/s/ Francis X. McCarthy, Jr.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC.
(Registrant)

Date:	August 16, 2004	By:	/s/ Francis X. McCarthy, Jr.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC.
(Registrant)

Date:	August 16, 2004	By:	/s/ Francis X. McCarthy, Jr.
Francis X. McCarthy, Jr. Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2	Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.