Form 10-Q
period 2004-09-30
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2004-11-15
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of November 15, 2004, there were 100 shares of Trump Atlantic City Funding, Inc.’s common stock outstanding.

As of November 15, 2004, there were 100 shares of Trump Atlantic City Funding II, Inc.’s common stock outstanding.

As of November 15, 2004, there were 100 shares of Trump Atlantic City Funding III, Inc.’s common stock outstanding.

Each of Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., Trump Atlantic City Funding II, Inc. and Trump Atlantic City Funding III, Inc. meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

FORM 10-Q

i

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$59,727	$74,251
Receivables, net	25,200	24,087
Inventories	8,427	8,734
Other current assets	8,187	12,209

Total current assets	101,541	119,281
PROPERTY AND EQUIPMENT, NET	1,247,472	1,225,700
DEFERRED LOAN COSTS, NET	6,966	4,451
OTHER ASSETS	40,528	47,884

Total assets	$1,396,507	$1,397,316

LIABILITIES AND CAPITAL

CURRENT LIABILITIES:
Current maturities of long-term debt	$19,127	$25,439
Accounts payable and accrued expenses	91,279	103,484
Accrued interest payable	24,375	60,938
Due to affiliates, net	7,799	8,263

Total current liabilities	142,580	198,124
LONG-TERM DEBT, net of current maturities	1,317,243	1,321,431
OTHER LONG-TERM LIABILITIES	23,078	22,529

Total liabilities	1,482,901	1,542,084

CAPITAL/(DEFICIT):
Partners’ capital	220,408	216,940
Accumulated deficit	(306,802)	(361,708)

Total capital/(deficit)	(86,394)	(144,768)

Total liabilities and capital/(deficit)	$1,396,507	$1,397,316

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
REVENUES:
Gaming	$221,313	$218,686	$638,541	$613,848
Rooms	15,938	16,085	43,860	43,250
Food and beverage	25,595	26,803	70,178	72,002
Other	7,743	10,188	19,259	23,806

Gross revenues	270,589	271,762	771,838	752,906
Less-Promotional allowances	63,781	68,174	169,829	177,230

Net revenues	206,808	203,588	602,009	575,676

COSTS AND EXPENSES:
Gaming	100,752	102,186	291,171	284,944
Rooms	5,821	5,634	18,238	16,929
Food and beverage	8,522	8,404	24,026	24,214
General and administrative	42,424	45,111	129,146	127,605
General and administrative - related party	66	55	948	1,183
Depreciation and amortization	16,772	19,936	47,845	55,449
Debt renegotiation costs	—	2,000	300	2,000

	174,357	183,326	511,674	512,324

Income from operations	32,451	20,262	90,335	63,352

NON-OPERATING INCOME AND (EXPENSE):
Interest and other non-operating income (expense)	98	(575)	532	1,881
Interest expense	(38,528)	(38,952)	(115,921)	(116,940)

Non-operating expense, net	(38,430)	(39,527)	(115,389)	(115,059)

Loss before income tax provision	(5,979)	(19,265)	(25,054)	(51,707)
Income tax provision	(1,138)	(1,128)	(2,947)	(3,199)

NET LOSS	$(7,117)	$(20,393)	$(28,001)	$(54,906)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CAPITAL/(DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

(in thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2003	$220,408	$(306,802)	$(86,394)
Partnership distribution	(3,468)	—	(3,468)
Net loss	—	(54,906)	(54,906)

Balance, September 30, 2004	$216,940	$(361,708)	$(144,768)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,001)	$(54,906)
Adjustments to reconcile net loss to net cash flows from operating activities —
Non-cash charges —
Depreciation and amortization	47,845	55,449
Accretion of discount on indebtedness	325	291
Amortization of deferred loan offering costs	3,616	2,515
Provisions for losses on receivables	2,822	3,076
Valuation allowance - CRDA investments	3,483	2,670
Loss on sale of assets	—	717
Increase in receivables	(4,249)	(1,963)
Decrease (increase) in inventories	280	(307)
Decrease (increase) in other current assets	1,932	(4,078)
Increase in other assets	(3,068)	(3,272)
Increase in amounts due to affiliates	994	464
Increase in accounts payable, accrued expenses and other liabilities	44,918	48,562

Net cash provided by operating activities	70,897	49,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,639)	(8,307)
Purchases of CRDA investments, net	(6,997)	(7,385)

Net cash used in investing activities	(24,636)	(15,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(12,362)	(15,534)
Distributions to parent company	(3,960)	(3,468)

Net cash used in financing activities	(16,322)	(19,002)

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,939	14,524
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	79,007	59,727

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,946	$74,251

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$76,212	$77,572

Cash paid for income taxes	$288	$526

Equipment purchased under capital leases	$17,732	$25,744

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

THCR and its subsidiaries are very highly leveraged, with extensive secured borrowings by its operating level subsidiaries, including the Trump AC Mortgage Notes. The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively and $54.9 million for the nine months ended September 30,2004. The Company had a working capital deficit of $78.8 million at September 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. In 2004, the Company’s aggregate debt service obligation is expected to be approximately $155 million. Additionally, the Company has experienced increased competition and other challenges in the Atlantic City market. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of the Trump AC Properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

To address these factors, management and the board of directors of THCR reviewed various financing and restructuring alternatives, including the previously announced potential recapitalization transaction that contemplated an equity investment in THCR by DLJ Merchant Banking Partners III, L.P. (“DLJMB”) and Mr. Trump and a restructuring of the debt securities of THCR’s subsidiaries (the “DLJMB Transaction”). On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, THCR continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

As discussed in Note 10, on October 21, 2004, the Company announced that THCR, the Company, Trump Casino Holdings, LLC, an affiliate of the Company (“TCH”), Mr. Trump and holders of approximately 57% of the Trump AC Mortgage Notes (the “TAC Note Group”) and approximately 68% and 81% of the Trump Casino Holdings’ 11.625% First Priority Mortgage Notes due 2010 (the “TCH First Priority Notes”) and 17.625% Second Priority Mortgage Notes due 2010 (the “TCH Second Priority Notes”), respectively (collectively, such holders, the “TCH Group” and the TCH First Priority Notes and TCH Second Priority Notes, the “TCH Notes”), have entered into a restructuring support agreement (the “Support Agreement”) in connection with a proposed recapitalization of THCR and its subsidiaries pursuant to a pre-negotiated plan of reorganization (the “Plan”). The term sheet appended to the Support Agreement contemplates, among other things, a restructuring of THCR ‘s approximately $1.8 billion aggregate principal amount of public indebtedness, including a reduction in the principal amount thereof to approximately $1.25 billion, and a reduction of the weighted average rate of interest thereon from approximately 12% per annum to 8.5% per annum, representing an estimated annual interest expense savings of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing). The Plan also permits an exit financing of up to $500 million, secured by a first priority lien on substantially all of THCR’s assets (the “Financing”). This exit facility is expected to allow THCR to refurbish and expand its current properties and permit THCR to enter into new and emerging jurisdictions, among other uses.

THCR intends to implement the Plan through a voluntary chapter 11 proceeding. Under the Support Agreement, THCR is required to commence its case no later than November 29, 2004. An installment of interest of approximately $73 million was due on the Trump AC Mortgage Notes on November 1, 2004. As contemplated in the term sheet attached as an exhibit to the Support Agreement and filed with THCR’s Form 8-K on October 21, 2004, in satisfaction of the November 1, 2004 interest payment on the Trump AC Mortgage Notes, it is anticipated that the holders of the Trump AC Mortgage Notes will receive, as part of their overall recovery, an additional cash payment equal to simple interest on the principal amount of the new series of notes intended to be issued to the holders of the Trump AC Mortgage Notes upon the consummation of the Plan at an annual interest rate of 8.5% for the time period commencing May 1, 2004, the last date as of which interest was paid on the Trump AC Mortgage Notes, through the date on which the Plan is consummated. If THCR’s case, however, is not commenced by November 29, 2004, the bondholder parties to the Support Agreement will have the right to terminate the Support Agreement. Furthermore, the Company will be required to make the November payment on the Trump AC Mortgage Notes. The Company would not, however, have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. It would be an “Event of Default” under the indentures governing the Trump AC Mortgage Notes if such interest was not paid by November 30, 2004.

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

The casino industry in Atlantic City is seasonal in nature with the peak season being the spring and summer months; therefore, results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for a full year.

Reclassifications

Certain reclassifications and disclosures have been made to prior year financial statements in order to conform to the current year presentation.

(2) Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2003 and September 30, 2004, other assets include $8,014,000 which Plaza Associates believes will be recoverable on the settlement of the appeal.

(3) Trump Plaza Warehouse

On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and Trump AC is currently leasing another warehouse. In April of 2004, Plaza Associates settled a claim with the insurance carrier. A gain of $2.1 million was recognized in the nine months ended September 30, 2004 in other non-operating income related to this transaction.

(4) Combined Financial Information—Trump AC Funding, Trump AC Funding II and Trump AC Funding III

Combined financial information relating to Trump AC Funding, Trump AC Funding II and Trump AC Funding III is as follows:

	December 31, 2003	September 30, 2004
		(unaudited)
Total Assets (including First Mortgage Notes receivable of $1,299,175 ,000 at December 31, 2003 and $1,186,794,000 at September 30, 2004 and related interest receivable)	$1,323,550,000	$1,247,732,000

Total Liabilities and Capital (including First Mortgage Notes payable of $1,299,175,000 at December 31, 2003 and $1,186,794,000 at September 30, 2004 and related interest payable)	$1,323,550,000	$1,247,732,000

	Nine Months Ended September 30,
	2003	2004
Interest Income	$109,687,000	$110,281,000

Interest Expense	109,687,000	110,281,000

Net Income	$—	$—

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

(6) Partnership Distribution

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the nine months ended September 30, 2003 and 2004, Trump AC declared cash partnership distributions to THCR of $3,960,000 and $3,468,000, respectively, consisting of operating expense reimbursements.

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

The Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. These cash payments and donations of CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

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

The New Jersey Legislature enacted a law effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in eligible projects which increase the number of hotel rooms in its casino hotel facility; and (b) in increments, fully phases out the July 2003 4.25% tax on casino complimentaries as of July 1, 2009.

(8) Income Taxes

Income taxes represent state taxes as computed under the alternative minimum method in calculating state income taxes and the New Jersey Profits Tax in the amount of $2,772,000 and $175,000, respectively, for the nine months ended September 30, 2003 and $2,674,000 and $525,000, respectively, for the nine months ended September 30, 2004.

(9) Debt Renegotiation Costs

Debt renegotiation costs during 2003 represent the costs expensed with debt refinancing efforts no longer pursued. Debt renegotiation costs in 2004 represent costs incurred in connection with the since terminated proposed recapitalization of the Company by DLJMB. The Company has also incurred approximately $6,471,000 at September 30, 2004 of other costs directly associated with the recapitalization plan discussed in Note 10. Such amounts has been capitalized in other assets on the September 30, 2004 balance sheet and will be recorded as a cost of the recapitalization plan when consummated or expensed in the statement of operations if the recapitalization plan is abandoned.

(10) Subsequent Events

Recapitalization Plan. As previously disclosed, in the first quarter of 2004, THCR and certain of its subsidiaries entered into various agreements with DLJMB in connection with a proposed recapitalization of THCR (the “DLJMB Transaction”). On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, THCR continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

On October 21, 2004, THCR issued a press release and filed a Current Report on Form 8-K with the SEC announcing that THCR, Trump AC, TCH, Mr. Trump, the TAC Note Group and the TCH Note Group have entered into the Support Agreement in connection with the Plan. The Support Agreement provides for, among other things, a restructuring of THCR’s approximately $1.8 billion aggregate principal amount of public indebtedness, including a reduction in the principal amount thereof to approximately $1.25 billion, and a reduction of the weighted average rate of interest thereon from approximately 12% per annum to 8.5% per annum, representing an estimated annual interest expense savings of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing). The Support Agreement and attached term sheet, which include certain terms of the Plan, were filed as exhibits to the Company’s Form 8-K.

As part of the Plan, Mr. Trump would invest approximately $71.4 million in the recapitalized company, $55 million of which would be in the form of cash and the remainder of which would be in the form of a contribution of approximately $16.4 million principal amount of TCH Second Priority Notes owned by him (at 90% of the face amount thereof). Upon the consummation of the Plan, Mr. Trump will beneficially own 26.2% of THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis, consisting of (i) 9.12% in return for Mr. Trump’s $55.0 million cash investment; (ii) 2.44% in return for Mr. Trump’s contribution of approximately $16.4 million principal amount of TCH Second

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Priority Notes; (iii) 0.08% in return for all accrued interest on Mr. Trump’s TCH Second Priority Notes; (iv) 11.02% in return for Mr. Trump granting a perpetual, royalty-free trademark license to THCR and for terminating his current trademark license agreement and executive services agreement with THCR; (v) 0.06% representing his existing equity interests after dilution upon the issuance of THCR’s new common stock; and (vi) 3.5% issuable upon the exercise of warrants to be issued to Mr. Trump upon the consummation of the Plan, having an exercise price equal to 1.5 times the investment price and a ten year term. Mr. Trump would also receive a parcel of land owned by THCR in Atlantic City, New Jersey constituting the former World’s Fair site which may be developed for non-gaming related use and THCR’s 25% interest in the Miss Universe pageant. In addition, THCR would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as THCR’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at THCR’s existing and future properties. Mr. Trump will enter into a new services agreement having a three-year rolling term and pursuant to which Mr. Trump will be paid $2.0 million per year, plus a discretionary annual bonus and reasonable and accountable expenses incurred in connection with the Services Agreement.

Under the Plan, the holders of the Trump AC Mortgage Notes and the unaffiliated holders of the TCH Notes would exchange their notes (approximately $1.8 billion aggregate principal amount) for an aggregate of approximately $24 million in cash, an aggregate of $1.25 billion principal amount of a new series of 8.5% senior second priority mortgage notes with a ten-year maturity, secured by a lien on substantially all of THCR ‘s assets (the “New Notes”) and approximately $395 million of common stock of THCR valued at the same per share purchase price as Mr. Trump’s investment (assuming the unaffiliated stockholders of THCR fully exercise the stockholder warrants discussed below). In addition, the company’s unaffiliated stockholders would receive one year warrants to purchase up to 8.33% of the fully diluted common stock of the recapitalized company at a per share purchase price based on an assumed pro forma total equity value of the recapitalized company of approximately $582.3 million. The proceeds of such warrant exercise, and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of the Trump AC Mortgage Notes after the expiration of the exercise period for such warrants. The Plan also permits up to $100 million of interim financing during the pendency of the chapter 11 proceedings, secured by a first priority lien on substantially all the company’s assets, which would rank senior in right of payment to the liens securing the Trump AC Mortgage Notes and TCH Notes. In addition, the Plan also permits the $500 million Financing secured by a first priority lien on substantially all of THCR ‘s assets, which is expected to allow THCR to refurbish and expand its current properties and permit THCR to enter into new and emerging jurisdictions, among other uses.

THCR intends to commence its case by November 29, 2004 and expects, but cannot ensure that, the definitive plan contemplated by the Plan will be consummated in the second quarter of 2005. The Company intends to maintain its current level of operations during the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair critical trade creditor claims.

Although the TAC Note Group and the TCH Note Group have agreed in principal to support the Plan, such support does not constitute their official approval of a definitive plan of reorganization that is anticipated to be proposed by THCR. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the Plan.

The consummation of the Plan is subject to a number of conditions that are discussed below in Item 2, the satisfaction of which cannot be assured. There can be no assurances that the Plan will be officially proposed as described herein or approved or consummated.

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Management Changes. The Company issued a press release on October 28, 2004, and filed a Form 8-K with the SEC on November 1, 2004, announcing, among other things, that Scott C. Butera was appointed as the President and Chief Operating Officer of THCR, which appointment will be effective upon receiving the required regulatory approval.

Morgan Stanley. On October 26, 2004, THCR announced that it has retained Morgan Stanley & Co. Incorporated as the joint book-runner and co-lead manager of a proposed $500 million financing that is expected to be consummated as part of the Plan (the “Financing”). Proceeds from the Financing, which will be secured on a first priority lien on substantially all of THCR’s assets, including the Trump AC Properties, are expected to fund immediate capital improvements, as well as certain expansion projects, at THCR’s current properties, including the Trump AC Properties. The Financing would also provide financial resources for THCR to potentially invest in additional jurisdictions. UBS Investment Bank, THCR’s exclusive financial advisor in connection with the Plan, is expected to joint lead the Financing.

Beal Bank. THCR issued a press release on November 1, 2004, and filed a Form 8-K on November 4, 2004, announcing that it has selected Beal Bank as the sole lead arranger of a $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of THCR’s assets, including the Trump AC Properites, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts and leases.

Labor Negotiations. On November 9, 2004, United Here H.E.R.E. Local 54, AFL-CIO (“Local 54,” formerly the Hotel Employees & Restaurant Employees International Union) voted to approve of new five-year collective bargaining agreements with each of THCR’s Atlantic City properties, including the Taj Mahal and Trump Plaza. The prior collective bargaining agreements had expired on September 14, 2004. The new collective bargaining agreements will expire on September 14, 2009.

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

The consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of the investment agreement and other documentation relating to THCR’s arrangements with Donald J. Trump; THCR ‘s ability to obtain the required consent of noteholders and other constituencies; substantial deterioration of THCR ‘s base business and cash flows; court approval of the petitioner’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to its case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Support Agreement in connection with the chapter 11 proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a trustee or to convert the case to a chapter 7 case; the ability of THCR and the Company to continue as a going concern; the ability of THCR and the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; THCR’s and the Company’s ability to maintain contracts that are critical to its operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of THCR and the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which THCR and the Company operates; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Plan will be consummated on the terms as proposed, or at all.

These and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s assets, liabilities, common stock and debt securities. No assurance can be given as to what values, if any, might be ascribed to such assets or liabilities or recovered by debt or equity holders in a chapter 11 case. A plan of reorganization could result in holders of THCR’s common stock receiving no value for their interests or more value than that proposed. Because of such possibilities, the value of THCR’s common stock is highly speculative. We urge that appropriate caution be exercised in making investment decisions regarding the Company’s securities.

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

Overview

THCR and its subsidiaries are very highly leveraged, with extensive secured borrowings by its operating level subsidiaries, including the Trump AC Mortgage Notes. The Company has incurred recurring operating losses, which totaled $14.0 million, $3.4 million, and $53.9 million during the years ended December 31, 2001, 2002, and 2003, respectively and $54.9 million for the nine months ended September 30, 2004. The Company had a working capital deficit of $78.8 million at September 30, 2004. The recurring operating losses are primarily the result of substantial debt service obligations on the Trump AC Mortgage Notes. The Company’s debt service obligation is expected to be approximately $155 million in 2004. Additionally, the Company has experienced increased competition and other challenges in the Atlantic City market. The Company’s liquidity situation continues to be constrained, due to the

Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. Due to these factors, the Company has not been able to expand its operations or reinvest in the maintenance of its owned properties at desired levels. Furthermore, the Company does not currently have any short-term borrowing capacity available if it does not undertake reorganization proceedings.

Recapitalization Plan

On September 22, 2004, by mutual agreement, THCR and DLJMB announced that they had terminated discussions regarding the DLJMB Transaction. After the termination of this proposal, THCR continued to pursue other potential transactions, including debt restructuring and recapitalization alternatives with certain of its debt holders and/or the sale of certain assets.

On October 21, 2004, THCR issued a press release and filed a Current Report on Form 8-K with the SEC announcing that THCR, TAC, TCH, Mr. Trump, the TAC Note Group and the TCH Note Group have entered into the Support Agreement. The Support Agreement is an agreement in principle to support the Plan described below in a pre-negotiated chapter 11 proceeding that, if consummated, would result in the Trump AC Mortgage Notes and TCH Notes being exchanged for an aggregate $1.25 billion principal amount of New Notes, and cash and common stock of the recapitalized company as described below. The New Notes would bear interest at the rate of 8.5% per annum, have a ten year maturity and would be senior obligations of the issuer, guaranteed by substantially all of THCR’s operating subsidiaries (including the Company) and secured by a lien on substantially all of such operating subsidiaries’ assets, subject to a first priority lien of the $500 million Financing.

If the Plan is successfully completed, THCR expects to achieve:

•	a reduction of total publicly-traded indebtedness from approximately $1.8 billion to approximately $1.25 billion;

•	a reduction in average interest rates on THCR’s publicly-traded indebtedness from a weighted average rate of approximately 12% to 8.5% per annum;

•	a reduction in annual cash interest expense of approximately $98 million (excluding any interest related to borrowings on the $500 million Financing);

•	an extension of the maturity of THCR’s publicly-traded indebtedness to ten years;

•	the ability to utilize the $500 million Financing for deferred capital expenditures and future expansions at THCR’s properties;

•	significant liquidity to support growth in additional gaming jurisdictions and the ability to expand THCR’s brand on a global basis; and

•	streamlining the public indebtedness of THCR’s subsidiaries into a consolidated single issuer of publicly-traded debt.

Under the terms of the Plan contemplated by the Support Agreement, holders of the Trump AC Mortgage Notes would exchange their notes, approximately $1.3 billion aggregate principal amount at September 30, 2004 for approximately $777.3 million aggregate principal amount of the New Notes, approximately $50 million in cash, and (assuming that the unaffiliated stockholders of the recapitalized company exercise the warrants discussed below in full) approximately $384.3 million of common stock of the recapitalized company (approximately 64% of the common shares of the recapitalized company, on a fully diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)). The value for the common stock of the recapitalized company is based on an assumed pro forma total equity value of the recapitalized company of approximately $582.3 million. This assumed pro forma equity value is not determined in accordance with generally accepted accounting principles and is not a guarantee or forecast of predicted value of the recapitalized company.

The holders of the TCH First Priority Notes would exchange their TCH First Priority Notes, approximately $425.0 million accreted aggregate principal amount at September 30, 2004, for approximately $425.0 million aggregate principal amount of the New Notes, $21.5 million in cash and $8.5 million (based on the assumed pro forma value discussed above) of common stock of the recapitalized company (approximately 1.41% of the common shares of the common shares of the recapitalized company, on a fully-diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)).

The unaffiliated holders of the TCH Second Priority Notes would exchange their notes, approximately $53 million accreted aggregate principal amount at September 30, 2004, for approximately $47.7 million aggregate principal amount of New Notes, $2.3 million in cash and approximately $2.1 million of common stock (based on an assumed pro forma value of the recapitalized company described above) of the recapitalized company (approximately 0.35% of the primary common shares of the common shares of the recapitalized company, on a fully-diluted basis (excluding shares to be reserved for management incentive plans and certain warrants)).

In addition, the unaffiliated holders of the Trump AC Mortgage Notes and TCH Notes would receive certain accrued interest as set forth on the term sheet attached to the Support Agreement.

THCR’s existing common stockholders (excluding Mr. Trump) will receive nominal amounts of common stock in the recapitalized company (approximately 0.05% of the shares currently outstanding). In addition, all existing options and warrants to acquire common stock of THCR or in its affiliates will be cancelled. THCR’s unaffiliated common stockholders would also receive one year warrants to purchase shares of common stock of the recapitalized company (up to 8.33%, on a fully-diluted basis) at a per share purchase price based upon the pro forma value discussed above.

Assuming complete exercise of such warrants, existing unaffiliated common stockholders would pay $50.0 million for approximately 8.33% of the fully diluted common stock of the recapitalized company. Proceeds from the exercise of the warrants, and any shares reserved for issuance of such warrants that have not been exercised, will be distributed to the holders of the Trump AC Mortgage Notes, as described above. The rights to purchase new shares of common stock in the recapitalized company will be implemented through the issuance of warrants on the date that the Plan of reorganization is consummated.

As part of the Plan, Mr. Trump would:

•	invest up to $71.4 million in the equity of the recapitalized company and/or its holding subsidiary, $55 million in cash and the balance through the contribution of conversion of approximately $16.4 million aggregate principal amount of the TCH Second Priority Notes owned by him;

•	enter into a services agreement and terminate his existing executive agreement; and

•	grant to the recapitalized company a perpetual and exclusive worldwide trademark license to use his name and likeness and all related marks and intellectual property rights currently licensed to the Company in connection with any casino and gaming activities, subject to customary terms and conditions, and terminate his existing trademark license agreement with the Company.

Upon the consummation of the Plan, Mr. Trump will beneficially own 26.2% of THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis, consisting of (i) 9.12% in return for Mr. Trump’s $55.0 million cash investment; (ii) 2.44% in return for Mr. Trump’s contribution of approximately $16.4 million principal amount of TCH Second Priority Notes; (iii) 0.08% in return for all accrued interest on Mr. Trump’s TCH Second Priority Notes; (iv) 11.02% in return for Mr. Trump granting a perpetual, royalty-free trademark license to THCR and for terminating his current trademark license agreement and executive services agreement with THCR; (v) 0.06% representing his existing equity interests after dilution upon the issuance of THCR’s new common stock; and (vi) 3.5% issuable upon the exercise of warrants to be issued to Mr. Trump upon the consummation of the Plan, having an exercise price equal to 1.5 times the investment price and a ten year term. Mr. Trump would also receive a parcel of land owned by THCR in Atlantic City, New Jersey constituting the former World’s Fair site which may be developed for non-gaming related use and THCR’s 25% interest in the Miss Universe pageant. In addition, the recapitalized company would enter into a renewable three-year development agreement with Mr. Trump pursuant to which The Trump Organization would have the right of first offer to serve as THCR’s general contractor, on commercially reasonable arm’s length terms, with respect to construction and development projects for casinos and casino hotels and related lodging at THCR’s existing and future properties. Mr. Trump will enter into a new services agreement having a three-year rolling term and pursuant to which Mr. Trump will be paid $2.0 million per year, plus a discretionary annual bonus and reasonable and accountable expenses incurred in connection with the Services Agreement.

The recapitalized company’s Board of Directors will consist of nine members. Initially, the TAC Note Group will designate five directors (the “Class A Directors”), and Mr. Trump will designate three. The TAC Note Group and Mr. Trump will jointly select one independent director (as defined by the New York Stock Exchange and Securities and Exchange Commission). It is anticipated that each of the Class A Directors will also be independent. However, subject to regulatory approval, one or more of the holders of the Trump AC Mortgage Notes may decide to serve as a Class A Director. The Plan contemplates that Mr. Trump will enter into a voting agreement which will provide for the continued election of the initial Class A Directors (and any person selected to fill a vacancy) for a mutually agreeable period. Vacancies among the Class A Directors will be filled by the remaining Class A Directors or by a mechanism approved by the gaming regulators. The Class A Directors will make up a majority of each committee of the recapitalized company’s Board of Directors, and Mr. Trump may be a member of each of the committees, excluding the compensation committee and audit committee which must be comprised solely of independent directors under the New York Stock Exchange’s governance requirements. Mr. Trump may serve as a member of the Board of Directors as long as he continues to be engaged by the company pursuant to his new Services Agreement. The number of directors that Mr. Trump will be able to nominate to the Board will be subject to adjustment based on his respective ownership of the recapitalized company’s common stock at any given time. Senior management of the recapitalized company will be selected by the Board of Directors by a simple majority vote at which a quorum is present. Any decision by the recapitalized company’s Board of Directors to sell one or more of the company’s current properties will require the approval of a majority of directors, including the affirmative vote of Mr. Trump, if he is a director at the time, and at least one of his board designees. Mr. Trump’s written approval will be required in the event Mr. Trump is not a director at the time such decision is made as long as he beneficially owns not less than a certain agreed upon percentage of common stock or common stock equivalents; provided, however, that the recapitalized company may, in its sole discretion, indemnify Mr. Trump for adverse tax consequences to him as a result of such a sale.

Under the Support Agreement, THCR is required to commence its case by November 29, 2004. THCR anticipates, but cannot ensure that, the definitive plan of reorganization contemplated by the proposed recapitalization plan will be consummated in the second quarter of 2005.

The consummation of the Plan is subject to a variety of conditions discussed below. The Company intends to maintain its current level of operations during the pendency of the proceedings, expects that its patrons and vendors would experience no change in the way the Company does business with them, and anticipates that the proposed plan of reorganization would not impair critical trade creditor claims. On November 1, 2004, THCR issued a press release announcing that it has selected Beal Bank as the sole lead arranger of a $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of the assets of THCR’s operating subsidiaries, including the Trump AC Properties, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts and leases.

Although the TAC Note Group and the TCH Note Group have agreed in principle to support the Plan, such support does not constitute its official approval of the definitive plan of reorganization that is anticipated to be proposed by THCR after a chapter 11 proceeding is commenced. Such approval can be obtained only after a court approved plan disclosure document is distributed to persons entitled to vote on the definitive plan.

As discussed above, the consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation of an indenture governing the New Notes, the documentation relating to THCR’s proposed arrangements with Mr. Trump and a definitive plan of reorganization. The definitive plan of reorganization would also be subject to obtaining applicable governmental approvals, including court confirmation of the plan of reorganization and approval of the related solicitation materials and gaming regulatory authority approvals. The definitive terms and conditions of the plan of reorganization would be outlined in a disclosure statement that would be sent to security holders and creditors entitled to vote on the definitive plan of reorganization. There can be no assurances that the Plan will be officially proposed as described herein, approved or consummated.

None of the securities proposed to be issued in connection with the Plan (including the New Notes and shares referenced herein) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and unless so registered may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. None of the Support Agreement, the term sheet attached thereto or press release issued by THCR constitutes an offer to sell or the solicitation of offers to buy any security or constitute an offer, solicitation or sale of any security in any jurisdiction in which such offer, solicitation or sale would be unlawful.

On October 21, 2004, the Company filed a Current Report on Form 8-K with the SEC and furnished as exhibits to the report the Support Agreement (including the term sheet provided to certain noteholders and Mr. Trump).

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

Our company has substantial indebtedness and associated interest expense. At September 30, 2004, our consolidated long-term debt was approximately $1.3 billion. The Trump AC Mortgage Notes are guaranteed by Taj Associates and by Plaza Associates, and are secured by substantially all of the fixed and other assets of such entities on a first priority basis. Management believes that this indebtedness and associated interest expense hinders the Company’s ability to reinvest in the maintenance of its properties at desired levels.

If we fail to commence our reorganization proceedings by the end of November 2004, we cannot ensure that we will be able to make the November 2004 interest payment on the Trump AC Mortgage Notes.

Interest on the Trump AC Mortgage Notes (approximately $73.1 million, semi-annually) is payable on May 1st and November 1st of each year. THCR intends to commence its chapter 11 case by the end of November 2004. As contemplated in the term sheet attached as an exhibit to the Support Agreement and filed with THCR’s Form 8-K on October 21, 2004, in satisfaction of the November 1, 2004 interest payment on the Trump AC Mortgage Notes, it is anticipated that the holders of the Trump AC Mortgage Notes will receive, as part of their overall recovery, an additional cash payment equal to simple interest on the principal amount of the new series of notes intended to be issued to the holders of the Trump AC Mortgage Notes upon the consummation of the Plan at an annual interest rate of 8.5% for the time period commencing May 1, 2004, the last date as of which interest was paid on the Trump AC Mortgage Notes, through the date on which the Plan is consummated. If THCR’s case is not commenced by the end of November 2004, the Company would not, however, have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes.

It is an “Event of Default” under the indentures pursuant to which the Trump AC Mortgage Notes were issued if the interest thereon is not paid within 30 days of the due date. Upon the occurrence of an “Event of Default,” the Trustee may, and upon the request of the holders of 25% of the outstanding Trump AC Mortgage Notes, is required to, declare the entire unpaid amount of the Trump AC Mortgage Notes to be immediately due and payable. If such an “Event of Default” were to occur and the Trump AC Mortgage Notes were accelerated, Trump AC would not be able to pay such indebtedness. In such event, Trump AC would likely seek to restructure the Trump AC Mortgage Notes.

The Trump AC Mortgage Notes are not guaranteed by THCR or by TCH, and the assets of TCH do not secure the Trump AC Mortgage Notes. An “Event of Default” under the Trump AC Mortgage Notes is not an “Event of Default” under the indentures pursuant to which the TCH Notes were issued. The ability of Trump AC and its subsidiaries to pay interest on the Trump AC Mortgage Notes depends on the ability of its subsidiaries to generate cash flows sufficient for such purposes. The ability of Trump AC to borrow funds for such purpose is also restricted.

THCR is pursuing the Plan which is intended to reduce debt and provide capital, the completion of which cannot be assured.

The consummation of the Plan is subject to a number of conditions, the satisfaction of which cannot be assured, including, among other things, the negotiation and performance of definitive transaction documents in connection with the proposed restructuring, including documents pertaining to the Interim Financing and Financing THCR’s ability to obtain the required consents of noteholders and other constituencies to carry out the proposed Plan; substantial deterioration of THCR’s base business and cash flows; the negotiation of the potential arrangements with Donald J. Trump in connection with the proposed restructuring; court approval of THCR’s first day papers and other motions presented by it from time to time; the ability of THCR to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case (or any significant delay with respect thereto); the risk that certain parties may challenge the enforceability of the Support Agreement in connection with the proceedings; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for THCR to propose and confirm one or more plans of reorganization, or for the appointment of a trustee or to convert the case to a chapter 7 case; the ability of THCR and the Company to continue as a going concern; the ability of THCR and the Company to obtain trade credit, and shipments and terms with vendors and service providers for current orders; THCR’s and the Company’s ability to maintain contracts that are critical to its operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; and the ability of THCR and the Company to attract and retain customers; licenses and approvals under applicable laws and regulations, including gaming laws and regulations; adverse outcomes of pending litigation or the possibility of new litigation; changes in the competitive climate in which THCR and the Company operate; or a broad downturn in the economy as a whole. Accordingly, there can be no assurance that the Plan will be consummated on the terms as proposed, or at all, or that actual results will not differ significantly from the terms expressed in this report. Even if the definitive plan is approved and implemented, and facilitates the desired expansion and development of THCR’s properties, the change may not lead to the hoped for increase in the volume and profitability of THCR’s business.

Alternatives to the Plan

If the Plan or other Plan is not consummated, THCR will continue to consider alternatives to optimize stakeholder return, reduce its consolidated indebtedness and improve its capital structure. There is no assurance that any such alternatives will be concluded or that stockholder return would be optimized.

Restrictions contained in the indentures governing the Trump AC Mortgage Notes impose limits on our ability to pursue certain business strategies.

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

The Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. These cash payments and donations of CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. Trump AC has estimated its portion of the industry obligation at approximately 17.0%.

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

The New Jersey Legislature enacted Law effective June 30, 2004 which: (a) establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in eligible projects which increase the number of hotel rooms in its casino hotel facility; and (b) in increments, fully phases out the July 2003 4.25% tax on casino complimentaries as of July 1, 2009.

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

Financial Condition -

Liquidity and Capital Resources

The Company had a working capital deficit of $78.8 million at September 30, 2004 and has experienced recurring operating losses. The recurring operating losses are primarily the result of substantial debt service obligations on outstanding indebtedness. If the Plan is not consummated, the Company’s debt service obligation on the Trump AC Mortgage Notes is approximately $146.3 million in 2004. Additionally, the Company has experienced increased competition and other challenges in the Atlantic City market. The Company’s liquidity situation continues to be constrained, due to the Company’s diminished cash flows, increased trade payables, limited capacity to raise additional capital and minimal cash reserves beyond those required to fulfill gaming regulatory requirements. To address these factors, THCR has pursued various recapitalization and debt restructuring transactions and recently announced the Plan.

Cash flows from operating activities of the Taj Mahal and Trump Plaza are the Company’s primary source of liquidity. The Company also relies on capital lease financing to satisfy a portion of its capital resource needs. The Company’s ability to borrow funds for its liquidity needs is severely restricted by covenants in the indentures governing the Trump AC Mortgage Notes and by its already high levels of indebtedness and related interest expense. Sources of the Company’s short-term and long-term liquidity include casino gaming revenues and room, food and beverage sales. Our cash flows from operating activities declined from $58.9 million to $31.1 million in the years ended December 31, 2002 and 2003, respectively. Additionally our cash flows from operating activities declined from $70.9 million to $49.2 million in the nine months ended September 30, 2003 and 2004, respectively and our working capital deficit as of September 30, 2004 was $78.8 million. A variety of factors, including a decrease or change in the demand for our services, could have a material adverse effect on our liquidity and our ability to service our debt obligations including the Trump AC Mortgage Notes. An installment of interest of approximately $73 million was due on the Trump AC Mortgage Notes on November 1, 2004. As contemplated in the term sheet attached as an exhibit to the Support Agreement and filed with the Company’s Form 8-K on October 21, 2004, in satisfaction of the November 1, 2004 interest payment on the Trump AC Mortgage Notes, it is anticipated that the holders of the Trump AC Mortgage Notes will receive, as part of their overall recovery, an additional cash payment equal to simple interest on the principal amount of the new series of notes intended to be issued to the holders of the Trump AC Mortgage Notes upon the consummation of the Plan at an annual interest rate of 8.5% for the time period commencing May 1, 2004, the last date as of which interest was paid on the Trump AC Mortgage Notes, through the date on which the Plan is consummated. If the Company’s case, however, is not commenced by November 29, 2004, the bondholder parties to the Support Agreement will have the right to terminate the Support Agreement. Furthermore, the Company will be required to make the November payment on the Trump AC Mortgage Notes. The Company would not, however, have sufficient funds on hand from operations to make the November 1, 2004 interest payment on the Trump AC Mortgage Notes within the 30 day grace period provided in the indentures governing such notes. It would be an “Event of Default” under the indentures governing the Trump AC Mortgage Notes if such interest was not paid by November 30, 2004.

Also, in connection with their audit of the Company’s financial statements for the year ended December 31, 2003, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern, absent the successful completion of a restructuring or alternative transaction. The Company’s financial condition would also make it difficult for the Company to obtain alternative financing in the event the Plan is not consummated. If the Plan is not successfully consummated, the Company will be required to pursue other alternatives, including obtaining alternative sources of financing to make its debt service, including interest payments on the Trump AC Mortgage Notes, and pay any fees owing

DLJMB. There can be no assurance that the general state of the economy, the status of the capital markets, generally, or the receptiveness of the capital markets to the gaming industry or to Trump AC and its subsidiaries, specifically, will be conducive to refinancing debt on reasonable terms, or at all.

The Taj Mahal and Trump Plaza also compete with other Atlantic City casino/hotels based on the quality of customer service, the array of games offered, the attractiveness of a casino/hotel and the extent and quality of the facilities and amenities. In July 2003, the Borgata, a casino hotel built through a joint venture of Boyd Gaming Corporation and MGM Mirage, opened in Atlantic City’s marina district. Since its opening, the Borgata has adversely affected the revenues of the Trump AC Properties and has announced its intentions to add a second hotel tower, expand its casino floor and add other amenities. In addition, some of our Atlantic City competitors have recently completed substantial renovations designed to improve their competitive position. Furthermore, alternatives to casino style gambling, such as VLTs, are increasing in the northeast region of the country from which we attract most of our customers.

In July 2004, the Pennsylvania state legislature passed extensive legislation permitting up to 61,000 slot machines statewide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are in Atlantic City’s customer markets. It is anticipated that up to 15,000 slot machines would be in place by 2006. Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. Legalized gaming in one or more states neighboring, or within close proximity to, Atlantic City, New Jersey could have a material adverse effect on the Atlantic City gaming market, overall, including our properties. See “Factors That May Affect Our Future Results – Pennsylvania and New York have enacted gaming legislation which may harm us, and other states may do so in the future.”

Because we have substantial indebtedness and related interest expense, we have not been able to refurbish our properties to desired levels or to pursue various capital expansion plans, such as the addition of more hotel rooms, or undertake significant new business initiatives. In the recent past, we have experienced increased competition and other challenges in our markets, including increased capital spending by our competitors and increased taxes, which have contributed to our reduced operating results. For these reasons, we have explored various strategies to favorably resolve this situation for all of our constituencies, including the possible sale of some or all of our assets, a restructuring of our indebtedness through out-of-court or in-court proceedings, refinancing of indebtedness, attracting substantial new equity investment and analyzing various other restructuring and reinvestment scenarios. Recently, we announced our plans to pursue a comprehensive recapitalization plan that, if consummated, is intended to decrease our interest expense and improve our liquidity and capital resources. There can be no assurances that the Plan will be consummated, or if consummated, that it will have the intended results.

Capital expenditures at the Trump AC Properties for the nine months ended September 30, 2003 and 2004 are as follows:

TRUMP ATLANTIC CITY ASSOCIATES

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TRUMP AC
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
Purchase of Property & Equipment	$14,454	$3,185	$17,639
Capital Lease Additions (a)	10,609	7,123	17,732

Total Capital Expenditures	$25,063	$10,308	$35,371

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
Purchase of Property & Equipment	$5,641	$2,666	$8,307
Capital Lease Additions (a)	13,413	12,331	25,744

Total Capital Expenditures	$19,054	$14,997	$34,051

(a)	Capital lease additions were principally slot machines.

Pursuant to the indentures governing the Trump AC Mortgage Notes, Trump AC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the nine months ended September 30, 2003 and 2004, Trump AC declared cash partnership distributions to THCR of $3,960,000 and $3,468,000, respectively, consisting of operating expense reimbursements.

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

On July 1, 2003, the New Jersey legislature passed a law that increases the taxation of New Jersey casinos. The new law imposes, among other taxes, a 4.25% tax on complimentaries (i.e., free rooms, food, beverages and entertainment given to patrons), an increase in the hotel tax of $3.00 per day on each occupied room, and increases the parking fee tax from $1.50 to $3.00 per car per day. In addition, each casino is charged a profits tax based on 7.5% of each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30 consistent with the fiscal year of the State of New Jersey. For the nine months ended September 30, 2004 Trump AC has recorded a charge to income tax expense on the statement of operations for $525,000 related to the profits tax.

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

Results of Operations: Operating Revenues and Expenses

The following tables include selected data of Taj Associates and Plaza Associates for the three months ended September 30, 2003 and 2004.

	Three Months Ended September 30,
	2003 Taj Associates	2004 Taj Associates	2003 Plaza Associates	2004 Plaza Associates	2003 Total Trump AC *	2004 Total Trump AC *
	(in thousands)
Revenues:
Gaming	$137,858	$135,006	$83,455	$83,680	$221,313	$218,686
Other	30,090	32,237	19,186	20,839	49,276	53,076

Gross revenues	167,948	167,243	102,641	104,519	270,589	271,762
Less: promotional allowances	37,981	40,671	25,800	27,503	63,781	68,174

Net revenues	129,967	126,572	76,841	77,016	206,808	203,588

Costs and expenses:
Gaming	61,796	60,837	38,956	41,349	100,752	102,186
Other	8,589	8,200	5,754	5,838	14,343	14,038
General and administrative	26,232	27,757	16,163	17,375	42,490	45,166
Depreciation and amortization	11,349	12,015	5,423	7,921	16,772	19,936
Debt renegotiation costs	—	—	—	—	—	2,000

Total costs and expenses	107,966	108,809	66,296	72,483	174,357	183,326

Income from operations	22,001	17,763	10,545	4,533	32,451	20,262

Interest and other non-operating income (expense)	(15)	32	44	105	98	(575)
Interest expense	(24,606)	(24,653)	(13,922)	(14,299)	(38,528)	(38,952)

Total non-operating expense, net	(24,621)	(24,621)	(13,878)	(14,194)	(38,430)	(39,527)

Loss before income tax provision	(2,620)	(6,858)	(3,333)	(9,661)	(5,979)	(19,265)
Income tax provision	(689)	(679)	(449)	(449)	(1,138)	(1,128)

Net loss	$(3,309)	$(7,537)	$(3,782)	$(10,110)	$(7,117)	$(20,393)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Three Months Ended September 30,
	2003 Taj Associates	2004 Taj Associates		2003 Plaza Associates	2004 Plaza Associates		2003 Total Trump AC	2004 Total Trump AC
	(dollars in thousands)
Table Game Revenues (1)	$37,189	$36,037		$20,903	$21,228		$58,092	$57,265
Incr (Decr) over Prior Period		$(1,152)			$325			$(827)
Table Game Drop (2)	$233,611	$237,644		$158,096	$148,155		$391,707	$385,799
Incr (Decr) over Prior Period		$4,033			$(9,941)			$(5,908)
Table Win Percentage (3)	15.9%	15.2%		13.2%	14.3%		14.8%	14.8%
Incr (Decr) over Prior Period		(0.7	) pts		1.1	pts		—	pts
Number of Table Games	127	127		90	90		217	217
Incr (Decr) over Prior Period		—			—			—

Slot Revenues (4)	$94,643	$91,860		$62,552	$62,452		$157,195	$154,312
Incr (Decr) over Prior Period		$(2,783)			$(100)			$(2,883)
Slot Handle (5)	$1,184,689	$1,194,222		$780,985	$776,539		$1,965,674	$1,970,761
Incr (Decr) over Prior Period		$9,533			$(4,446)			$5,087
Slot Win Percentage (6)	8.0%	7.7%		8.0%	8.0%		8.0%	7.8%
Incr (Decr) over Prior Period		(0.3	) pts		—	pts		(0.2	) pts
Number of Slot Machines	4,670	4,419		2,946	2,863		7,616	7,282
Incr (Decr) over Prior Period		(251)			(83)			(334)

Poker Revenues	$5,603	$6,672		$—	$—		$5,603	$6,672
Incr (Decr) over Prior Period		$1,069			$—			$1,069
Number of Poker Tables	66	71		—	—		66	71
Incr (Decr) over Prior Period		$5			—			5

Other Gaming Revenues	$423	$437		$—	$—		$423	$437
Incr (Decr) over Prior Period		$14			$—			$14

Total Gaming Revenues	$137,858	$135,006		$83,455	$83,680		$221,313	$218,686
Incr (Decr) over Prior Period		$(2,852)			$225			$(2,627)

Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	98.5%	98.7%		96.8%	98.6%		97.8%	98.7%
Average Daily Rate (Room Revenue)	$82.54	$82.07		$81.86	$82.52		$82.26	$82.28

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased gaming revenues at the Taj Mahal. The decrease in total gaming revenue was principally caused by the lack of overall market growth to accommodate the Borgata opening.

Table game revenues decreased by approximately $827,000, or 1.4%, from the comparable period in 2003. Despite an increase in table game drop at the Taj Mahal a less favorable table win percentage resulted in a 3.1% decrease in table game revenues. Conversely, a more favorable table win percentage at the Trump Plaza resulted in increased table game revenues at that property. Overall Trump AC’s table win percentage remained consistent at 14.8% from the comparable period in 2003. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 15.2% and 14.5% for the three months ended September 30, 2003 and 2004, respectively.

Slot revenues decreased by approximately $2,883,000, or 1.8%, from the comparable period in 2003 primarily as a result of the decreased slot win percentage at the Taj Mahal.

Promotional Allowances increased by approximately $4,393,000, or 6.9%, from the comparable period in 2003 primarily as a result of increases in coin expense and complimentary hotel services at both the Taj Mahal and Trump Plaza.

General and Administrative costs and expenses increased by approximately $2,676,000, or 6.3%, from the comparable period in 2003. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to increased entertainment, employee benefits and utility expenses.

Depreciation and amortization costs and expenses increased by approximately $3,164,000, or 18.9%, from the comparable period in 2003. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to slot machine purchases.

The Company incurred approximately $2,000,000 in Debt Renegotiation costs during the three months ended September 30, 2004 related to a since terminated recapitalization transaction with DLJ Merchant Banking Partners III, L.P.

Other non-operating expenses includes a charge of approximately $717,000 for the sale of property in Atlantic City.

Results of Operations: Operating Revenues and Expenses

The following tables include selected data of Taj Associates and Plaza Associates for the nine months ended September 30, 2003 and 2004.

	Nine Months Ended September 30,
	2003 Taj Associates	2004 Taj Associates	2003 Plaza Associates	2004 Plaza Associates	2003 Total Trump AC *	2004 Total Trump AC *
	(in thousands)
Revenues:
Gaming	$395,223	$377,692	$243,318	$236,156	$638,541	$613,848
Other	80,965	83,658	52,332	55,400	133,297	139,058

Gross revenues	476,188	461,350	295,650	291,556	771,838	752,906
Less: promotional allowances	99,743	101,648	70,086	75,582	169,829	177,230

Net revenues	376,445	359,702	225,564	215,974	602,009	575,676

Costs and expenses:
Gaming	177,825	171,268	113,346	113,676	291,171	284,944
Other	26,086	24,667	16,178	16,476	42,264	41,143
General and administrative	80,424	79,248	49,513	49,424	130,094	128,788
Depreciation and amortization	32,701	36,570	15,144	18,879	47,845	55,449
Debt renegotiation costs	—	—	—	—	300	2,000

Total costs and expenses	317,036	311,753	194,181	198,455	511,674	512,324

Income from operations	59,409	47,949	31,383	17,519	90,335	63,352

Interest and other non-operating income	72	39	219	2,424	532	1,881
Interest expense	(73,702)	(74,392)	(42,219)	(42,548)	(115,921)	(116,940)

Total non-operating expense, net	(73,630)	(74,353)	(42,000)	(40,124)	(115,389)	(115,059)

Loss before income tax provision	(14,221)	(26,404)	(10,617)	(22,605)	(25,054)	(51,707)
Income tax provision	(1,806)	(1,912)	(1,141)	(1,287)	(2,947)	(3,199)

Net loss	$(16,027)	$(28,316)	$(11,758)	$(23,892)	$(28,001)	$(54,906)

*	Intercompany eliminations and expenses of Trump Administration, Trump AC, Trump AC Funding, Trump AC Funding II and Trump AC Funding III are not separately shown.

	Nine Months Ended September 30,
	2003 Taj Associates	2004 Taj Associates		2003 Plaza Associates	2004 Plaza Associates		2003 Total Trump AC	2004 Total Trump AC
	(dollars in thousands)
Table Game Revenues (1)	$115,430	$107,489		$68,013	$61,332		$183,443	$168,821
Incr (Decr) over Prior Period		$(7,941)			$(6,681)			$(14,622)
Table Game Drop (2)	$685,171	$653,300		$443,295	$420,888		$1,128,466	$1,074,188
Incr (Decr) over Prior Period		$(31,871)			$(22,407)			$(54,278)
Table Win Percentage (3)	16.8%	16.5%		15.3%	14.6%		16.3%	15.7%
Incr (Decr) over Prior Period		(0.3	)pts		(0.7	)pts		(0.6	)pts
Number of Table Games	127	127		90	91		217	218
Incr (Decr) over Prior Period		—			1			1

Slot Revenues (4)	$262,985	$251,929		$175,305	$174,824		$438,290	$426,753
Incr (Decr) over Prior Period		$(11,056)			$(481)			$(11,537)
Slot Handle (5)	$3,290,264	$3,247,768		$2,203,086	$2,140,351		$5,493,350	$5,388,119
Incr (Decr) over Prior Period		$(42,496)			$(62,735)			$(105,231)
Slot Win Percentage (6)	8.0%	7.8%		8.0%	8.2%		8.0%	7.9%
Incr (Decr) over Prior Period		(0.2	)pts		0.2	pts		(0.1	)pts
Number of Slot Machines	4,703	4,401		2,953	2,851		7,656	7,252
Incr (Decr) over Prior Period		(302)			(102)			(404)

Poker Revenues	$15,444	$16,973		$—	$—		$15,444	$16,973
Incr (Decr) over Prior Period		$1,529			$—			$1,529
Number of Poker Tables	66	68		—	—		66	68
Incr (Decr) over Prior Period		$2			—			2

Other Gaming Revenues	$1,364	$1,301		$—	$—		$1,364	$1,301
Incr (Decr) over Prior Period		$(63)			$—			$(63)

Total Gaming Revenues	$395,223	$377,692		$243,318	$236,156		$638,541	$613,848
Incr (Decr) over Prior Period		$(17,531)			$(7,162)			$(24,693)

Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	95.2%	94.7%		93.5%	94.0%		94.4%	94.4%
Average Daily Rate (Room Revenue)	$78.54	$76.79		$79.57	$78.80		$78.97	$77.59

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of Trump AC’s revenues. The year-over-year decrease in gaming revenues was due to decreased gaming revenues at both the Taj Mahal and Trump Plaza. The decrease in total gaming revenue was principally caused by the lack of overall market growth to accommodate the Borgata opening.

Table game revenues decreased by approximately $14,622,000, or 8.0%, from the comparable period in 2003 due to decreases in the table game drop and the table win percentage at both the Taj Mahal and Trump Plaza. Overall Trump AC’s table win percentage decreased to 15.7%, from 16.3% in the comparable period in 2003. Table game revenues represent the amount retained by Trump AC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers”. The Atlantic City industry table win percentages were 16.0% and 15.3% for the nine months ended September 30, 2003 and 2004, respectively.

Slot revenues decreased by approximately $11,537,000, or 2.6%, from the comparable period in 2003 primarily as a result of the decreased slot handle at both the Taj Mahal and Trump Plaza and the decreased slot win percentage at the Taj Mahal.

Promotional Allowances increased by approximately $7,401,000, or 4.4%, from the comparable period in 2003 primarily as a result of increases in coin expense at the Trump Plaza and complimentary hotel services at both the Taj Mahal and Trump Plaza.

Gaming costs and expenses decreased by approximately $6,227,000, or 2.1%, from the comparable period in 2003 primarily due to decreases in payroll expenses at both the Taj Mahal and the Trump Plaza.

General and Administrative costs and expenses decreased by approximately $1,306,000, or 1.0%, from the comparable period in 2003. Expense decreases at both the Taj Mahal and Trump Plaza were primarily related to decreased payroll offset by increased entertainment and utility expenses. Additionally, both the Taj Mahal and Trump Plaza recorded a donation of casino reinvestment obligations in the prior year.

Depreciation and amortization costs and expenses increased by approximately $7,604,000, or 15.9%, from the comparable period in 2003. Expense increases at both the Taj Mahal and Trump Plaza were primarily related to slot machine purchases.

The Company incurred approximately $2,000,000 in Debt Renegotiation costs during the nine months ended September 30, 2004 related to a since terminated recapitalization transaction with DLJ Merchant Banking Partners III, L.P.

Other non-operating income increased by approximately $1,349,000 from the comparable period in 2003. The increase was primarily due to the settlement of an insurance claim in April 2004 for the Trump Plaza’s warehouse which collapsed due to an unusual amount of snowfall in February, 2003. The insurance settlement resulted in a gain of approximately $2,100,000. Additionally, Other non-operating income includes a charge of approximately $717,000 for the sale of property in Atlantic City.

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

The carrying amount and fair value of our fixed rate indebtedness is as set forth below:

	September 30, 2004
	Carrying Amount	Fair Value
	(in thousands)
TAC I Notes	$1,200,000	$1,035,000
TAC II Notes (1)	$74,641	$64,688
TAC III Notes (2)	$24,824	$21,563

(1)	Carrying amount represents principal in the amount of $75,000,000, net of unamortized discount of $359,000 at September 30, 2004.
(2)	Carrying amount represents principal in the amount of $25,000,000, net of unamortized discount of $176,000 at September 30, 2004.

ITEM 4—CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of each of the Registrants have concluded that their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Registrants in reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls. There were no specific changes in the Registrants’ internal controls over financial reporting during the fiscal quarter covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.

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

ITEM 2 — UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 — OTHER INFORMATION

Management Changes. The Company issued a press release on October 28, 2004, and filed a Form 8-K with the SEC on November 1, 2004, announcing, among other things, that Scott C. Butera was appointed as the President and Chief Operating Officer of THCR, which appointment will be effective upon receiving the required regulatory approval.

Morgan Stanley. On October 26, 2004, THCR announced that it has retained Morgan Stanley & Co. Incorporated as the joint book-runner and co-lead manager of the proposed $500 million financing that is expected to be consummated as part of the Plan (the “Financing”). Proceeds from the Financing, which will be secured on a first priority lien on substantially all of THCR’s assets, including the Trump AC Properties, are expected to fund immediate capital improvements, as well as certain expansion projects, at THCR’s current properties, including the Trump AC Properties. The Financing would also provide financial resources for THCR to potentially invest in additional jurisdictions. UBS Investment Bank, THCR’s exclusive financial advisor in connection with the Plan, is expected to joint lead the Financing.

Beal Bank. THCR issued a press release on November 1, 2004, and filed a Form 8-K on November 4, 2004, announcing that it has selected Beal Bank as the sole lead arranger of a $100 million interim financing (“Interim Financing”) which is expected to be funded as part of the Plan. Proceeds from the Interim Financing, which will be secured by a lien on substantially all of THCR’s assets, including the Trump AC Properties, are expected to be used to fund certain business costs, including capital expenditures, wages, trade and vendor contracts and leases.

Labor Negotiations. On November 9, 2004, United Here H.E.R.E. Local 54, AFL-CIO (“Local 54,” formerly the Hotel Employees & Restaurant Employees International Union) voted to approve of new five-year collective bargaining agreements with each of THCR’s Atlantic City properties, including the Taj Mahal and Trump Plaza. The prior collective bargaining agreements had expired on September 14, 2004. The new collective bargaining agreements will expire on September 14, 2009.

ITEM 6 —EXHIBITS

10.1	*	Restructuring Support Agreement, dated October 20, 2004

10.2	**	Commitment Letter and Term Sheet, dated November 1, 2004, between Trump Hotels & Casino Resorts, Inc. and Beal Bank, SSB

31.1		Certification of the Chief Executive Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

31.2		Certification of the Chief Financial Officer of the Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended.

32.1		Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to Current Report on Form 8-K filed by the Company on October 21, 2004 and incorporated by reference herein.
**	Filed as an exhibit to Current Report on Form 8-K filed by the Company with the SEC on November 4, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRUMP ATLANTIC CITY ASSOCIATES (Registrant)

	By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its Managing General Partner

Date: November 15, 2004	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING, INC. (Registrant)

Date: November 15, 2004	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING II, INC. (Registrant)

Date: November 15, 2004	By:	/S/ FRANCIS X. MCCARTHY, JR.
Francis X. McCarthy, Jr.
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

TRUMP ATLANTIC CITY FUNDING III, INC. (Registrant)

Date: November 15, 2004	By:	/S/ FRANCIS X. MCCARTHY, JR.
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