Form 10-K
period 2004-12-31
TRUMP ATLANTIC CITY ASSOCIATES; TRUMP ATLANTIC CITY FUNDING INC; TRUMP ATLANTIC CITY FUNDING II INC; TRUMP ATLANTIC CITY FUNDING III INC
filed 2005-03-31
CIK 897729, 1006918, 1052517, 1052519

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

( Exact Name of Registrant as specified in its charter)

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

The aggregate market value of the voting stock of Trump Atlantic City Funding, Inc. held by non-affiliates as of June 30, 2004 was $0.

The aggregate market value of the voting stock of Trump Atlantic City Funding II, Inc. held by non-affiliates as of June 30, 2004 was $0.

The aggregate market value of the voting stock of Trump Atlantic City Funding III, Inc. held by non-affiliates as of June 30, 2004 was $0.

As of March 31, 2005, there were 100 shares of Trump Atlantic City Funding, Inc.’s common stock outstanding.

As of March 31, 2005, there were 100 shares of Trump Atlantic City Funding II, Inc.’s common stock outstanding.

As of March 31, 2005, there were 100 shares of Trump Atlantic City Funding III, Inc.’s common stock outstanding.

Documents Incorporated by Reference-None.

FORM 10-K

PART I

IMPORTANT FACTORS RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. These statements contain words such as “may,” “will,” “project,” “might,” “expect,” “believe,” “anticipate,” “intend,” “could,” “would,” “estimate,” “continue” or “pursue,” the negative or other variations thereof or comparable terminology. They include statements relating to, among other things, future actions, new projects, strategies, proposals, future performance, the outcome of contingencies such as legal proceedings and future financial results. We have based these forward-looking statements on our current expectations and projections about future events.

We caution the reader that forward-looking statements involve risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors and the other factors described in this Annual Report on Form 10-K (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Factors That May Affect Our Future Results”), our reports filed with the Securities and Exchange Commission (the “SEC”) and Exhibit B to the disclosure statement accompanying our plan of reorganization, available on the website for our chapter 11 cases and those of our affiliates at www.THCRrecap.com (our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document):

•	consummation of our Plan of Reorganization (the “Plan”) (see “Business; Recent Events”), which is subject to numerous contingencies, many of which are beyond our control, and cannot be assured;

•	our ability to obtain the required consents of creditors, stakeholders and other constituencies necessary to implement the Plan, including potential challenges to the Plan by certain parties with respect to the chapter 11 cases in which we are currently involved;

•	the instructions, orders and decisions of the bankruptcy court in connection with the Plan, and related effects of legal and administrative proceedings, settlements, investigations and claims;

•	the duration of the chapter 11 proceedings;

•	risks associated with third parties seeking court approval to terminate or shorten our exclusivity period to propose and confirm the Plan, appoint a chapter 11 trustee or convert the cases to a chapter 7 case;

•	the effects of the chapter 11 cases on our liquidity and results of operations, including the impact on our ability to negotiate favorable terms with suppliers, customers and others;

•	our ability to operate pursuant to the terms of the debtor-in-possession financing agreement currently in effect;

•	our alternatives if the Plan is not consummated, which may include transactions that may have unforeseeable consequences to the holders of our outstanding public indebtedness and other creditors and stakeholders;

•	high levels of indebtedness that will remain even if our Plan is consummated, which will continue to constrain our financial and operating activities;

•	risks associated with changes in our board of directors and management upon our emergence from bankruptcy;

•	the uncertainty of our operating results if we are not able to make certain capital expenditures that we have not been able to make in light of our diminished cash flows and high interest expenses;

•	our ability to attract, retain and compensate key executives and associates, and to attract and retain customers;

•	the effects of environmental and structural building conditions relating to our properties;

•	access to available and feasible financing and insurance;

•	changes in laws, regulations or accounting standards, insurance premiums and relations with third parties, approvals and decisions of courts, regulators and governmental bodies;

•	judicial decisions, legislative referenda and regulatory actions, including gaming and tax-related actions;

•	the ability of our customer-tracking programs and marketing to continue to increase or sustain customer loyalty;

•	our ability to recoup costs of capital investments through higher revenues;

•	acts of war or terrorist incidents;

•	abnormal gaming hold percentages;

•	the effects of competition, including locations of competitors and operating and market competition; and

•	the effect of economic, credit and capital market conditions on the economy in general, and on gaming and hotel companies in particular.

The ultimate results of the forward looking statements and the terms of any plan of reorganization confirmed by the bankruptcy court can affect the value of our pre-petition liabilities and/or our securities. Although the Plan represents a pre-arranged plan of reorganization supported by significant majorities of holders of our public indebtedness and Donald J. Trump, we cannot provide assurance as to what values, if any, will be ultimately awarded in the bankruptcy proceedings to these constituencies. A plan of reorganization could result in holders of our liabilities and/or securities receiving little or no value for their claims and interests. Because of such possibilities, the value of these liabilities and/or securities is highly speculative. Accordingly, we urge that readers of this report exercise caution with respect to existing and future investments in any of these liabilities and/or securities.

Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

AVAILABLE INFORMATION

Our Internet address is www.trumpcasinos.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Plan, the related disclosure statement and other documents and information concerning our chapter 11 cases are available on our website in connection with the bankruptcy proceedings at www.THCRrecap.com. The Internet addresses provided in this annual report on Form 10-K are not intended to function as hyperlinks and the information therein is not and should not be considered part of this report and is not incorporated by reference in this document.

Item 1. Business

Recent Events

Chapter 11 Proceedings

On November 21, 2004, Trump Hotels & Casino Resorts, Inc. (“THCR”) and certain of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The Debtors filed such petitions in connection with a pre-arranged plan of reorganization after several months of negotiations with representatives of the holders of the Debtors’ public indebtedness and Donald J. Trump. THCR’s participation in this recapitalization process was overseen by the special committee comprised of THCR’s independent directors. The general terms and conditions of the Plan were initially set forth in the restructuring support agreement (the “Restructuring Support Agreement”), dated as of October 20, 2004, among certain of the Debtors, Mr. Trump, certain holders of the 11.25% First Mortgage Notes due 2006 of Trump Atlantic City Associates (“TAC” or the “Company”) and Trump Atlantic City Funding Inc. (“TAC Funding”), Trump Atlantic City Funding II, Inc. (“TAC Funding II”) and

Trump Atlantic City Funding III, Inc. (“TAC Funding III”) (collectively, the “TAC Notes”) and certain holders of the 11.625% First Mortgage Notes due 2010 (the “TCH First Priority Notes”) and the 17.625% Second Mortgage Notes due 2010 (the “TCH Second Priority Notes,” together with the TCH First Priority Notes, the “TCH Notes”) of Trump Casino Holdings, LLC (“TCH”) and Trump Casino Funding, Inc. (“TCF”).

Summary of the Plan

Debt Restructuring. The Plan involves a restructuring of the TAC Notes, TCH First Priority Notes and TCH Second Priority Notes (as well as a reverse stock split involving THCR’s common stock described below):

•	Holders of TAC Notes would exchange their notes, approximately $1.3 billion aggregate principal face amount, for approximately $777.3 million aggregate principal amount of New Notes (as defined below), approximately $384.3 million of common stock (approximately 63.69% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on approximately $777.3 million of New Notes at the annual rate of 8.5% from the last scheduled date to which interest was paid with respect to the TAC Notes (or May 1, 2004) through the effective date of the Plan. In addition, on or following the first anniversary of the effective date, holders of TAC Notes would receive (i) the cash proceeds from the exercise of New Class A Warrants (as defined below), plus any interest accrued thereon and (ii) if any of the New Class A Warrants are not exercised, the shares of recapitalized THCR’s common stock reserved for issuance upon exercise of such warrants.

•	Holders of TCH First Priority Notes, approximately $425 million aggregate principal face amount, would exchange their notes for approximately $425 million aggregate principal amount of New Notes, $21.25 million in cash, approximately $8.5 million of common stock (approximately 1.41% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on $425 million at the annual rate of 12.625% through the effective date of the Plan (such payments to be made on the regularly scheduled interest payment dates for the TCH First Priority Notes).

•	The unaffiliated holders of TCH Second Priority Notes, approximately $54.6 aggregate principal face amount, would exchange their notes for approximately $47.7 million aggregate principal amount of New Notes, approximately $2.3 million in cash, approximately $2.1 million of common stock (approximately 0.35% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)) and an additional amount in cash equal to simple interest accrued on (i) $54.6 million at the annual rate of 18.625% from the last scheduled date to which interest was paid with respect to the TCH Second Priority Notes to the date that is ninety days after the petition date for the chapter 11 cases (or February 21, 2005), and (ii) approximately $47.7 million at the annual rate of 8.5% from the ninety-first day after the petition date (or February 22, 2005) through the effective date of the Plan.

THCR’s existing common stockholders (excluding Mr. Trump) would receive nominal amounts of common stock of recapitalized THCR (approximately 0.05% of the shares on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)), and would receive New Class A Warrants (as defined below) to purchase up to approximately 5.34% of recapitalized THCR’s common stock on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans), as described below. All existing options to acquire common stock of THCR or its affiliates would be cancelled. THCR’s common stockholders (excluding Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Debtors in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use. The sale of such property would occur after the effective date of the Plan.

On the effective date, the Debtors would issue one-year warrants (the “New Class A Warrants”) to purchase shares of recapitalized THCR’s common stock at an aggregate purchase price of $50 million, or approximately 8.29% of THCR’s fully diluted common stock (excluding any shares reserved for issuance under management stock incentive plans). THCR’s common stockholders (excluding Mr. Trump) would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s common stock and Mr. Trump would receive the remaining Class A Warrants to purchase approximately 2.95% of recapitalized THCR’s common stock. Proceeds from the exercise of New Class A Warrants (plus any interest accrued thereon), and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of TAC Notes on or following the first anniversary of the effective date of the Plan.

The Debtors are unable to predict the price or range of prices of recapitalized THCR’s common stock, New Class A Warrants or New Notes that would be issued in connection with the Plan. The value of recapitalized THCR’s common stock is based on the per share purchase price at which Mr. Trump makes his investment (as described below), or an assumed pro forma total equity value of recapitalized THCR of approximately $582.3 million. This assumed pro forma equity value, which appears in the Debtors’ disclosure statement in connection with the Plan, has not been determined in accordance with generally accepted accounting principles and is not a guarantee or forecast of predicted value of recapitalized THCR. The “New Notes” would be issued by Trump Hotels & Casino Resorts Holdings, L.P. (“THCR Holdings”) and Trump Hotels & Casino Resorts Funding, Inc. (“THCR Funding”), bear interest at an annual rate of 8.5% and have a ten-year maturity. The New Notes would be secured by a security interest in substantially all of the Debtors’ real property and incidental personal property and certain other assets of the Debtors, subject to liens securing a $500 million working capital and term loan facility (the “Exit Facility”) to be entered into on the effective date of the Plan and certain other permitted liens.

Reverse Stock Split and Listing. As part of the Plan, THCR would implement a 1,000 for 1 reverse stock split of the existing common stock of THCR, such that each 1,000 shares of common stock immediately prior to the reverse stock split would be consolidated into one share of new common stock of recapitalized THCR. The aggregate fractional share interests beneficially owned by each holder of existing shares of common stock would be rounded up to the nearest whole number. On or following the effective date of the Plan, THCR expects to apply to have its common stock listed on the NYSE or, if THCR is unable to have its common stock listed on the NYSE, the Nasdaq national market system or small cap system or other national securities exchange.

Donald J. Trump Investment. Pursuant to the Plan and an investment agreement entered among Donald J. Trump, THCR and THCR Holdings on January 25, 2005, on the effective date of the Plan, Donald J. Trump would, among other things:

•	invest $55 million in cash and contribute $16.4 million aggregate principal amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon) to the Debtors, in exchange for shares of stock (and/or common stock equivalents) of recapitalized THCR;

•	enter into a new services agreement with THCR, which would have a three-year rolling term, pay Mr. Trump $2.0 million per year, plus a discretionary annual bonus, reimburse Mr. Trump for certain travel and customary administrative expenses incurred by Mr. Trump in his capacity as chairman, and terminate his existing executive agreement;

•	grant THCR Holdings a perpetual, exclusive, royalty-free license to use his name and likeness in connection with the Debtors’ casino and gaming activities, subject to certain terms and conditions, and terminate his existing trademark license agreement with THCR;

•	cause the Trump Organization LLC, Mr. Trump’s controlled affiliate, to enter into a three-year right of first offer agreement with THCR and THCR Holdings, pursuant to which the Trump Organization LLC would be granted a three-year right of first offer to serve as project manager, construction manager and/or general contractor with respect to construction and development projects for casinos, casino hotels and related lodging to be performed by third parties on THCR’s existing and future properties, subject to certain terms and conditions;

•	enter into a voting agreement with THCR that would determine the composition of THCR’s board of directors for a certain period (as described below under “Board of Directors of Reorganized THCR”), subject to certain terms and conditions and applicable law;

•	enter into an amended and restated partnership agreement of THCR Holdings, which would, among other things, require the affirmative vote of Mr. Trump with respect to the sale or transfer of one or more of the Debtors’ current properties; provided, however, that the Debtors could sell or transfer such properties without Mr. Trump’s consent if THCR Holdings indemnified Mr. Trump up to an aggregate of $100 million for the U.S. federal income tax consequences to Mr. Trump associated with such sale or transfer; and

•	receive THCR Holdings’ 25% interest in the Miss Universe Pageant.

Upon consummation of the Plan, Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis (excluding shares reserved for issuance under management stock incentive plans), consisting of (i) approximately 9.12% in exchange for Mr. Trump’s $55 million cash investment, (ii) approximately 2.53% in exchange for Mr. Trump’s contribution of approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), (iii) approximately 11.02% in return for entering into the trademark license agreement described above and agreeing to modifications to certain existing contractual relationships between Mr. Trump and the Debtors (including entering into the new services agreement described above), (iv) approximately 0.06% representing his existing equity interests after dilution upon the issuance of recapitalized THCR’s common stock, (v) approximately 3.5% issuable upon the exercise of certain ten-year warrants (the “DJT Warrants”) to be issued to Mr. Trump upon consummation of the Plan, having an exercise price equal to 1.5 times the per share purchase price at which Mr. Trump makes his $55 million investment and (vi) approximately 2.95% issuable upon exercise of the New Class A Warrants to be issued to Mr. Trump upon consummation of the Plan.

Board of Directors of Reorganized THCR. Recapitalized THCR’s board of directors would consist of nine members. Initially, five directors (the “Class A Directors”) must be acceptable to the informal committee of certain holders of TAC Notes (the “TAC Noteholder Committee”), and three directors (one of whom shall be Mr. Trump, as Chairman) must be acceptable to Mr. Trump. The ninth director shall be mutually acceptable to the TAC Noteholder Committee and Mr. Trump. The Plan contemplates that Mr. Trump would enter into a voting agreement that would provide for the continued election of Class A Directors (and any person selected by a majority of Class A Directors then serving as directors to fill any vacancy) until the earlier of (i) the date immediately following the date of the sixth annual meeting of THCR’s stockholders following the effective date of the Plan and (ii) such time as the stockholders of recapitalized THCR shall fail to elect Mr. Trump to THCR’s board of directors, subject to certain terms and conditions. Until THCR and THCR Holdings terminated Mr. Trump’s services agreement for “Cause,” (i) Mr. Trump would have the right to designate up to three directors (along with a ninth director that must be mutually acceptable to Mr. Trump and a majority of Class A Directors), subject to adjustment based on Mr. Trump’s beneficial ownership of shares of recapitalized THCR’s common stock and (ii) Mr. Trump would serve on each committee of recapitalized THCR’s board of directors, other than the compensation committee and audit committee.

The directors would be divided into three classes, each having staggered three-year terms. One of Mr. Trump’s designees, one of the Class A Directors and the joint director that must be mutually acceptable to the TAC Noteholder Committee and Mr. Trump would serve in the class of directors whose terms would expire at the first annual meeting of stockholders following their election. One of Mr. Trump’s designees and two of the Class A Directors would serve in the class of directors whose terms would expire at the second annual meeting of stockholders following their election. Mr. Trump and two of the Class A Directors would serve in the class of directors whose terms would expire at the third annual meeting of stockholders following their election. The Debtors do not currently know all the individuals who would serve as directors of reorganized Debtors. Prior to the confirmation hearing for the Plan, THCR expects to submit to the Bankruptcy Court the names of the nine individuals as proposed directors of the initial board. The foregoing arrangements with respect to recapitalized THCR’s board of directors would be subject to applicable law (including applicable approvals from gaming authorities), fiduciary duties and stock exchange and securities market rules.

Under the Plan, the current members of the Debtors’ management may serve in their respective positions through the first meeting of the board of directors of THCR after the effective date of the Plan, which would take place no later than thirty days after the effective date. A majority of recapitalized THCR’s board of directors would select the senior management of the Debtors, which may include current members of management, subject to mutually acceptable terms of employment.

Corporate Reorganizations. Under the Plan, on or prior to the effective date of the Plan, certain subsidiaries of THCR would be dissolved, and other subsidiaries currently existing as partnerships, including Trump Taj Mahal Associates (“Taj Associates”), Trump Plaza Associates (“Plaza Associates”) and Trump Marina Associates, L.P. (“Marina Associates”), would be converted or merged into limited liability companies in the applicable state of organization. In addition, Trump Casinos II, Inc., which is wholly owned by Mr. Trump, would merge into TCI 2 Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of THCR. On or prior to the Effective Date, Trump Hotels & Casino Resorts, Inc. would be renamed Trump Entertainment Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. would be renamed Trump Entertainment Resorts Holdings, L.P., Trump Hotels & Casino Resorts Funding, Inc. would be renamed Trump Entertainment Resorts Funding, Inc. and Trump Hotels & Casino Resorts Development Company, LLC would be renamed Trump Entertainment Resorts Development Company, LLC. On or following the effective date of the Plan, TAC, TAC Funding, TAC Funding II, TAC Funding III and, with the exception of Taj Associates and Plaza Associates (which would be converted or merged into limited liability companies), the other subsidiaries of TAC, would be dissolved and would cease to be reporting entities under the Exchange Act.

The following chart shows the proposed corporate structure of the reorganized Debtors after consummation of the Plan:

DIP Facility and Exit Facility. On November 22, 2004, the Debtors entered into a debtor-in-possession financing (the “DIP Facility”) providing up to $100 million of borrowings during the Debtors’ chapter 11 cases, secured by a first priority priming lien on substantially all the assets of the Debtors, including the assets securing the TAC Notes and TCH Notes. On the effective date of the Plan, the Debtors expect to enter into the Exit Facility, which would be secured by a first priority security interest in substantially all the Debtors’ assets, senior to the liens securing the New Notes. The Debtors expect to use the proceeds from the Exit Facility to repay the DIP Facility, fund deferred capital expenditures, pay transaction expenses in connection with the restructuring and finance future expansion of the Debtors’ properties, among other uses.

Summary of Chapter 11 Proceedings

General. The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the provisions of the Bankruptcy Code, the federal rules of bankruptcy procedure, relevant court orders and applicable law. The Debtors remain in possession of their properties and assets and continue to operate their business, but may not engage in transactions outside the ordinary course of business without prior approval of the Bankruptcy Court. Under the Bankruptcy Code, actions against the Debtors to collect prepetition indebtedness, as well as most pending litigation against the Debtors, are stayed and other prepetition obligations generally may not be enforced against the Debtors. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization to be voted on by creditors and other stakeholders and approved by the Bankruptcy Court; provided, however that general unsecured claims that are allowed by the Bankruptcy Court would be paid in full under the Plan. On February 14, 2005, the Bankruptcy Court approved the Debtors’ disclosure statement (the “Disclosure Statement”), which summarizes the Plan, as containing adequate information, as such term is defined in Section 1125 of the Bankruptcy Code, and authorized the Debtors to solicit votes from creditors and other stakeholders on whether or not to accept the Plan. The Debtors commenced such solicitation on February 22, 2005.

As set forth in the Plan, the Bankruptcy Court established February 9, 2005 as the record date for voting to accept or reject the Plan, and March 21, 2005 as the deadline for returning completed ballots (with the exception of securities held in “street name” (i.e., through a brokerage firm, trust company or other nominee), for which the deadline for submitting ballots to the applicable nominee was March 21, 2005, and the deadline for such nominee to return completed ballots to the Debtors’ voting agent was March 23, 2005). The voting agent for the Debtors has completed its preliminary tabulation of ballots submitted by eligible creditors and stakeholders to accept or reject the Plan. Based on such analysis, the Debtors believe they have received acceptances from significant majorities of classes entitled to vote on the Plan. In addition, on March 30, 2005, the Debtors, the official committee of THCR’s equity holders appointed in the Debtors’ chapter 11 cases (the “Equity Committee”), the TAC Noteholder Committee, the informal committee of holders of TCH Notes (the “TCH Noteholder Committee”) and Donald J. Trump executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. For a discussion of the proposed treatment of beneficial owners of existing THCR’s common stock (excluding Mr. Trump) under the Plan, see “Business; Recent Events; Summary of the Plan.” Based on such support, as well as the acceptances of the Plan already received, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived.

Committees and Certain Litigation Matters in the Chapter 11 Cases. Prior to the petition date of the Debtors’ chapter 11 cases, representatives of the Debtors met with, provided materials to and engaged in extensive arms-length negotiations with the TAC Noteholder Committee, the TCH Noteholder Committee and Donald J. Trump. THCR’s participation in this recapitalization process was overseen by the special committee comprised of THCR’s independent directors. The Debtors entered into the Restructuring Support Agreement with certain holders of TAC Notes and TCH Notes and Mr. Trump with respect to the general terms and conditions of a restructuring of the Debtors. In December 2004, the United States trustee appointed the Equity Committee, which filed a number of motions and raised certain objections to the Plan (including a recommendation that each stockholder of THCR vote to reject the Plan) that were summarized in a letter enclosed with the solicitation materials accompanying the Disclosure Statement. In addition, the Equity Committee and the Debtors had engaged in extensive litigation activities, including depositions, document requests and other discovery-related matters. However, based on the stipulation entered into by the Debtors, the Equity Committee and certain other parties on March 30, 2005, the Equity Committee has agreed to withdraw its opposition and support the Plan.

DLJ Merchant Banking Partners III, L.P. (“DLJMB”) has objected to the Plan and asserted a claim of $25 million, plus expenses of at least $1 million against certain of the Debtors with respect to a proposed $400 million equity investment by DLJMB in the Debtors pursued by the Debtors and DLJMB in 2004. In addition, certain Native American tribes have asserted various claims for damages in excess of $500 million in connection with previous business dealings with the Debtors. The Debtors cannot predict the outcome of these litigation matters, or their effect on the Debtors’ business. See “Legal Proceedings.”

The Debtors have filed several motions in the chapter 11 cases pursuant to which the Bankruptcy Court has granted authority or approval with respect to various matters required by the Bankruptcy Code and/or necessary for the Debtors’ reorganization efforts. The Debtors have obtained orders providing for, among other things (i) obtaining the $100 million DIP Facility during the pendency of the chapter 11 cases, (ii) payment of undisputed unimpaired trade claims during the pendency of the chapter 11 cases, (iii) payment of employee compensation and benefits, and (iv) use of cash collateral by the Debtors during the chapter 11 cases.

Schedules, Executory Contracts and Unexpired Leases. The Debtors have filed with the Bankruptcy Court schedules of assets and liabilities as reflected on the Debtors’ books and records. Subject to certain limited exceptions, the Bankruptcy Court established a bar date of January 18, 2005 for the submission of all prepetition claims against the Debtors and February 18, 2005 as the bar date for the submission of prepetition claims of governmental agencies. A bar date is the date by which claims against the Debtors must be filed if the claimants wish to receive any distribution in the bankruptcy proceedings. The Debtors notified known or potential claimants subject to the applicable bar date of their need to file a proof of claim with the Bankruptcy Court. The Debtors are in the process of reconciling claims with the Debtors’ records and, if applicable, objecting to such claims. If the Debtors cannot resolve any differences through negotiations with applicable claimants, the Bankruptcy Court will generally resolve such disputed claims. Because certain creditors have filed claims substantially in excess of amounts reflected in the Debtors’ records, the Debtors do not currently know the ultimate number and amount of allowed claims or the ultimate distribution with respect to such claims.

Under the Bankruptcy Code, the Debtors have the right to assume, assign or reject certain executory contracts and unexpired leases, subject to approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of an executory contract or unexpired lease requires a debtor to cure certain existing defaults under the contract, including payment of accrued but unpaid pre-petition liabilities. Rejection of an executory contract or unexpired lease is typically treated as a breach of the contract or lease, with the breach occurring as of the moment immediately preceding the chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under that contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to executory contracts or unexpired leases rejected by a debtor may file proofs of claim against that debtor’s estate for damages.

On March 11, 2005, the Debtors filed schedules with the Bankruptcy Court indicating the executory contracts and unexpired leases they expect to assume under the Plan. The Debtors have since amended these schedules and may do so again prior to confirmation of the Plan. The Debtors’ assumption of an executory contract or lease would generally require them to cure prior defaults under the applicable contract or lease, including all pre-petition liabilities. Unless otherwise agreed by the parties to the assumed contracts and leases, the cure amounts would be paid on the later of the effective date of the Plan, as due in the ordinary course of business or on such terms as the parties to such contracts and leases otherwise agreed. The Debtors’ estimate of cure payments could vary considerably after they have finally negotiated or resolved any disputed amounts. The Bankruptcy Court would eventually resolve any claims by parties affected by the rejections of these contracts or leases. Due to the uncertain nature of many of the potential claims for damages, the Debtors cannot project the magnitude of those potential claims at this time.

Timing of Chapter 11 Cases. The Debtors cannot currently predict with certainty the effect of the chapter 11 cases on their business or various creditors. Although the Restructuring Support Agreement contemplates that the Debtors will consummate the Plan on or prior to May 1, 2005, there can be no assurance of when the Debtors will emerge from bankruptcy. If the conditions precedent to the effective date of the Plan have not occurred or been waived by May 1, 2005, then the Bankruptcy Court could vacate any confirmation order issued in connection with the Plan and the Debtors could pursue an alternative plan of reorganization that may not be as favorable to the Debtors’ creditors and other stakeholders as the Plan. The Debtors’ future results depend on confirming and successfully implementing a plan of reorganization on a timely basis. Even if the Plan is approved and implemented, the consummation of the Plan cannot ensure that the Debtors will generate the cash flows necessary to achieve profitability.

Fresh Start Accounting Treatment. If the Plan is consummated, we anticipate our consolidated financial statements would reflect “fresh start” reporting adjustments made upon our emergence from chapter 11. As a result, the book value of our properties and related depreciation and amortization expense, among other things, could change considerably from the items set forth in our historical consolidated financial statements. As a result of our fresh start accounting treatment and the transactions contemplated by the Plan, our financial condition and results of operations would not be comparable to the historical balance sheets, statements of operations or other financial information included in this report.

Other Alternatives. There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan. If the Plan or other recapitalization plan is not consummated, the Debtors may seek an alternative restructuring of their debt capitalization and capital structure. There can be no assurance that the terms of any alternative restructuring would be similar or as favorable to the Debtors’ creditors and other stakeholders as the terms of the Plan or if and when the Debtors would exit chapter 11.

Donald J. Trump Investment Agreement

As described above, on January 25, 2005, THCR, THCR Holdings and Donald J. Trump entered into an investment agreement (the “DJT Investment Agreement”), pursuant to which Mr. Trump has agreed to invest $55 million in THCR Holdings and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon) in exchange for common stock (or common stock equivalents) of recapitalized THCR in connection with the Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. Mr. Trump’s investment agreement also contains certain ancillary agreements to be executed with certain of the Debtors on the effective date of the Plan, including a services agreement, trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreements and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. The DJT Investment Agreement and related agreements are subject to the terms and conditions set forth therein and are subject to the approval of the Bankruptcy Court. (See “Business; Certain Agreements; Post-Petition Contracts”).

General

Through our wholly-owned subsidiaries, we own, operate and manage two casino hotel properties:

•	Trump Taj Mahal Casino Resort—a destination resort located on the northern end of Atlantic City’s boardwalk. Opened in 1990 and acquired in April 1996, the Trump Taj Mahal Casino Resort (the “Trump Taj Mahal”) features 1,250 hotel rooms, including 242 suites, 19 dining and 12 beverage locations, parking for approximately 6,950 cars, a 14-bay bus terminal and approximately 140,000 square feet of ballroom, meeting room and pre-function area space. The Trump Taj Mahal also features approximately 159,086 square feet of gaming space that includes approximately 193 table games (including poker tables), approximately 4,419 slot machines and an approximately 12,000 square-foot Poker, Keno and Race Simulcasting room and an Asian-themed table game area offering popular Asian table games. The Trump Taj Mahal also features an approximately 20,000 square foot multi-purpose entertainment complex known as the “Xanadu Theater,” with seating capacity for up to approximately 1,200 persons, which can be used as a theater, concert hall, boxing arena or exhibition hall; the “Casbah,” a New York style nightclub; and the Mark G. Etess Arena, featuring approximately 63,000 square feet of exhibition and entertainment space accommodating up to approximately 5,200 persons. If the Plan is consummated, we anticipate constructing a new 1,250-room tower at the Trump Taj Mahal, funded in part by the $500 million Exit Facility expected to be entered into on the effective date of the Plan. However, plans for construction of such a tower remain at a preliminary stage, and there is no assurance that such construction will take place or that, if consummated, the new tower would be profitable.

•	Trump Plaza Hotel and Casino—a resort located at the center of Atlantic City’s boardwalk and adjacent to Atlantic City’s renovated Boardwalk Hall (an entertainment venue accommodating up to approximately 13,000 people). Opened in 1984, Trump Plaza Hotel and Casino (“Trump Plaza”) features approximately 904 hotel rooms, including approximately 140 suites, approximately 91,366 square feet of casino space with approximately 2,842 slot machines and approximately 91 table games. Amenities and services include approximately 36,000 square feet of conference space, an approximately 800-seat cabaret theater, two cocktail lounges, eight restaurants, two player clubs, a seasonal beach bar, health spa, an indoor pool, arcade and seven retail outlets. Trump Plaza is connected by an enclosed pedestrian walkway to a ten-story parking garage that can accommodate 14 buses and approximately 2,700 cars. Plaza Associates owns approximately three acres of land adjacent to the Atlantic City boardwalk on which the former Trump’s World Fair, closed in October 1999, was situated. Under the Plan, the Debtors would sell the former World’s Fair site at auction after the effective date of the Plan, subject to a perpetual negative covenant preventing the purchaser or any successor, assign, lessee or occupant from developing any casino or gaming activities on or associated with such property. The net proceeds of the sale of such property would be distributed to holders of existing THCR common stock (except for Mr. Trump) following such sale.

In this Form 10 K, the term “Trump Atlantic City Properties” includes Trump Taj Mahal and Trump Plaza. Unless otherwise noted, the terms “we,” “us,” and “our” includes TAC and its subsidiaries, including:

•	Trump Atlantic City Corporation (“TACC”);

•	Taj Associates;

•	Plaza Associates;

•	TAC Funding;

•	TAC Funding II; and

•	TAC Funding III.

Hotel-Casino Resort Properties

We have provided below certain information regarding the Trump Atlantic City Properties as of December 31, 2004.

Name and Location	Number of Rooms/ Suites	Approximate Casino Square Footage	Slots Machines	Gaming Tables(1)
Atlantic City, NJ
–Trump Taj Mahal	1,250	159,086	4,419	193
–Trump Plaza	904	91,366	2,842	91

Total	2,154	250,452	7,261	284

(1)	Generally includes blackjack, baccarat, craps, pai gow poker, Caribbean stud poker, roulette and poker.

We believe that our properties derive substantial benefit from the widespread recognition of the “Trump” name and its association with high quality amenities and first class service. Our properties use the “Trump” name to attract business at each site where we seek to provide an exciting gaming and entertainment experience tailored to the primary patrons in each of our markets.

The managing partner of TAC is Trump Atlantic City Holding, Inc. (“TAC Holding”), a wholly owned subsidiary of THCR Holdings. THCR is a publicly held company and the sole general partner of THCR Holdings. THCR’s business activities are conducted through THCR Holdings or a subsidiary of THCR Holdings, including TAC. As the general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion as to the management and control of TAC. THCR (and its subsidiaries) is the exclusive vehicle through which Donald J. Trump, Chairman of the Board of TAC and THCR, Chairman and Chief Executive Officer of THCR and a limited partner of THCR Holdings, engages in gaming activities. THCR and its subsidiaries, including TAC, are separate and distinct from Mr. Trump’s other holdings and business activities.

Business and Marketing Strategy

We consistently evaluate our properties and their amenities in order to remain competitive. From time to time, we make changes to our properties in response to patron demand either on an industry-wide or property-specific basis. Below is a brief description of our business and marketing strategy:

Focus on Slot Revenues. We continue to emphasize our slot business, the most consistently profitable and predictable segment of our gaming revenues. We strive to offer a wide variety of games and marketing programs to attract slot customers and to encourage them to play for longer periods of time in order to promote the stability of our gaming revenues. As part of this focus, we are committed to providing our customers with the latest themed slot machines and gaming technology. In addition, we have continued to improve the Trump Atlantic City Properties’ slot floors and have changed our marketing and customer loyalty programs to reward our most important slot customers by offering rooms and benefits that were previously reserved for table players.

Ticket In-Ticket Out (“TITO”) gaming is an alternative payment method to coin handling on the casino slot floor. Casino operators can program a slot machine to pay a slot payout, or a portion thereof, with a ticket. The ticket can then be reinserted into another TITO slot machine, be exchanged for cash at a cashier’s station or held by the player and used at a later time. At December 31, 2004, Trump Taj Mahal and Trump Plaza had approximately 4,000 and 2,800 TITO slot machines, respectively, representing approximately 91% and 99% of their respective slot floors. We believe that such slot machines enhance slot patrons’ gaming experience and reduce overhead, labor and costs associated with operating a slot floor.

Targeted Marketing and Promotion. We actively promote our casinos, entertainment offerings, hotels and restaurants by using a variety of media, including billboard and other outdoor signage, print, broadcast and the Internet. In addition, we employ marketing representatives as a means of attracting gaming patrons to our properties. We have developed and maintain extensive and targeted customer databases. We also employ a focused direct-mail program, integrated with our player tracking systems, to efficiently target our database customers with a variety of promotional programs to enhance customer loyalty. Promotional events in 2004 included gift giveaways, sweepstakes, slot tournaments and Asian and other ethnic events that were designed to increase our frequent player programs. We estimate that rated players (i.e., players in our database targeted for promotional programs) account for approximately 75% of our gaming revenues at Trump Plaza and approximately 80% at the Trump Taj Mahal, which we believe evidences our ability to attract our targeted customers. If we were to consummate the Plan, THCR and THCR Holdings would enter into a new services agreement with Donald J. Trump, pursuant to which Mr. Trump would participate in six promotional events per year and would reasonably cooperate with THCR in the production of advertisements on THCR’s behalf. We believe that the services agreement, along with the trademark license agreement that THCR and certain of its subsidiaries would enter into with Mr. Trump upon confirmation of the Plan (granting THCR Holdings a perpetual, exclusive, royalty-free license to use Mr. Trump’s name and likeness in connection with THCR’s casino and gaming activities, subject to certain terms and conditions), would benefit our marketing activities through the continued association with the “Trump” brand.

Maintain Stringent Cost Controls. We have achieved significant cost savings in the past through several initiatives. These initiatives include matching employee schedules more efficiently to peak business hours in a manner that the Company believes does not sacrifice customer service and achieving labor savings through increased automation of slot machines and related products on the gaming floor.

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

The Atlantic City Market

The Atlantic City market serves the New York-Philadelphia-Baltimore-Washington, D.C. corridor with nearly 30 million adults living within a three-hour driving radius and has historically generated consistent growth in gaming revenues. The Atlantic City gaming market currently consists of 12 casino properties with a total of approximately 15,162 hotel rooms and approximately 1.4 million square feet of gaming space containing approximately 42,000 slot machines and approximately 1,400 table games.

Other gaming operators in Atlantic City have announced or recently completed new development or expansion projects. The Borgata Casino Hotel and Spa (the “Borgata”), a casino resort complex developed in Atlantic City’s marina district through a joint venture between MGM Mirage, Inc. and Boyd Gaming Corporation, opened in July of 2003 and represents the first new casino in Atlantic City in 13 years. Located on an approximately 25-acre site, the Borgata features a 40 story tower with approximately 2,000 rooms and suites, an approximately 125,000 square foot casino, restaurants, retail shops, spa, pool and entertainment venues. Recently, Boyd Gaming has announced multiple expansions of the Borgata that would take place in two phases. The first phase would include restaurants, gaming, meeting and convention space, as well as an expanded spa. The first phase is expected to be completed by the summer of 2006. The second phase, which is expected to begin during the first expansion phase, would include a new hotel tower with approximately 800 guest rooms, suites and resort condominiums. The second phase is expected to be completed by the end of 2007.

In July 2004, Harrah’s Entertainment, Inc. announced its intention of buying Caesars Entertainment, Inc., which, if consummated, would create the world’s largest gaming company with as many as 54 casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in jurisdictions in which we currently compete. State regulatory agencies and the Federal Trade Commission are reviewing the Harrah’s-Caesars merger, which the companies expect to be consummated by mid-2005. On September 27, 2004, Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. signed a definitive agreement to sell four casino properties to an affiliate of Colony Capital, LLC. The properties included in the sale are Harrah’s East Chicago, Harrah’s Tunica, Atlantic City Hilton and Bally’s Tunica. The sale of these properties is not a condition of the merger.

In 2002, Harrah’s Casino Hotel, located in Atlantic City’s marina district, completed construction of an additional hotel tower with 452 rooms and expanded its casino floor to include 950 additional slot machines. In March 2005, Harrah’s proposed another expansion of their hotel casino. The project site would encompass approximately 22 acres of land and provide for a new 1,232 room hotel tower; an approximately 80,000 square foot pool, spa and exercise area; an approximately 70,000 square foot expansion of the casinos’ retail floor area; approximately 36,000 square feet of new restaurant space and approximately 6,500 square feet of new gaming space.

In addition, Caesars Entertainment, Inc. (formerly Park Place Entertainment, Inc.) connected its Bally’s and Claridge properties in July 2002 and merged the properties into a single casino resort in December 2002. In December 2002, Caesars began renovating the adjacent Ocean One Mall into an upscale retail and entertainment complex, which is expected to be completed in 2006. Additionally, Bally’s and Caesars commenced construction of a 3,189 space parking garage to be built in conjunction with the New Jersey Casino Reinvestment Development Authority (the “CRDA”), to provide parking for their operations, the Atlantic City Medical Center and the recently opened “The Walk” retail and entertainment complex, which is expected to be completed in the spring of 2005.

In May 2003, Showboat Casino Hotel completed the construction of a 544 room hotel tower. Additionally, in late 2004, Showboat commenced construction of additional hotel suites, gaming and retail space and an entertainment complex featuring an approximately 2,200 seat House of Blues music club. The House of Blues is scheduled to open in the summer of 2005.

In June 2004, MGM Mirage and Mandalay Resort Group announced that they had entered into a definitive merger agreement under which MGM Mirage agreed to purchase Mandalay Resort Group. The transaction is anticipated to close in the second quarter of 2005. The combined company would reportedly own and operate up to twenty-eight properties across the country.

In November 2004, Penn National Gaming Inc. agreed to acquire Argosy Gaming Co., which would reportedly transform Penn National Gaming Inc. into the nation’s third-largest operator of gaming properties.

In November 2004, Aztar Corp. completed its expansion of its Tropicana Atlantic City property. The expansion included an additional 502 hotel rooms and a 200,000 square foot themed retail, dining and entertainment complex.

In the second quarter of 2004, Resorts Atlantic City completed construction of a 459 room hotel tower with additional gaming space.

Historically, Atlantic City has experienced a shortage of available hotel rooms on the weekends during the peak spring and summer seasons and on long holiday weekends in other parts of the year. We believe that the addition of hotel rooms in Atlantic City would benefit the overall Atlantic City market by increasing patrons’ visits and perhaps the duration of patrons’ visits during these peak seasons and weekends. See “Business; Seasonality.”

Competition

Atlantic City

Competition in Atlantic City is intense and is increasing. At the present time, 12 casino hotels located in Atlantic City compete with each other on the basis of customer service, quality and extent of amenities, including each of the Trump Atlantic City Properties. For this reason, we and our competitors require substantial capital expenditures to compete effectively. Substantial new expansion and development activity has recently been completed, is under construction or has been announced in Atlantic City at other properties, including the opening of the Borgata in July 2003. See “Business; The Atlantic City Market.”

In addition, we believe that there are several other sites on the boardwalk and in the marina district on which casino hotels could be built in the future, and various applications for casino licenses have been filed and announcements with respect thereto have been made from time to time. Proposed and future developments and expansions may have a material adverse effect on our business and operations. There also can be no assurances that any Atlantic City development projects, which are planned or in process, will be completed. See “Business; The Atlantic City Market.”

Native American Tribes. The Trump Atlantic City Properties also face considerable competition from casino facilities in a number of states operated by federally recognized Native American tribes, such as Foxwoods Resorts Casino in Ledyard, Connecticut and Mohegan Sun Casino Resort in Uncasville, Connecticut. Pursuant to the Indian Gaming Regulatory Act (the “IGRA”), which was passed by Congress in 1988, any state that permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including the Trump Atlantic City Properties.

In addition, Native American nations are seeking federal recognition, land and negotiation of gaming compacts in New York, Pennsylvania, Connecticut and other states near Atlantic City. If successful, additional casinos built in or near this portion of the United States could have a material adverse effect on the business and operations of the Trump Atlantic City Properties.

Pennsylvania State Legislation. In July 2004, the Pennsylvania State legislature passed extensive legislation that could adversely affect the Trump Atlantic City Properties. The legislation permits up to 61,000 slot machines state-wide at up to 14 different locations, seven or eight of which would be at racetracks, plus four or five slot parlors and two small resorts. Three of the racetracks, Pocono Downs, Philadelphia Park and Chester Downs, as well as two slot parlors located within the city limits of Philadelphia, are located in the customer markets in which we operate. It is anticipated that up to 15,000 slot machines may be in place by 2006-2007.

New Jersey State Legislation. In September 2002, the New Jersey State Legislature proposed an amendment to the New Jersey Constitution that, if approved by the citizens of New Jersey in a general election, would permit the legislature to adopt legislation permitting slot machines at the Meadowlands Racetrack in East Rutherford, New Jersey. In addition, the acting Governor of New Jersey has proposed that the New Jersey Lottery operate video lottery terminals (“VLTs”) at the Meadowlands Racetrack. The Governor has suggested that the operation of such VLTs can be authorized by the New Jersey Legislature. The New Jersey Constitution prohibits the legislature from authorizing gambling of any kind unless the specific kind, restriction and control thereof has been authorized by the voters of New Jersey. In the early 1970’s the voters of New Jersey authorized the legislature to establish a state lottery. In 1976, New Jersey voters authorized the legislature to permit the operation of casinos within the boundaries of Atlantic City. We believe that casino gaming, including the operation of slot machines and VLTs at the Meadowlands Racetrack, may not be expanded into areas of New Jersey beyond Atlantic City unless authorized by New Jersey voters pursuant to a voter referendum. If New Jersey’s constitution were to be so amended and such legislation adopted and/or such a referendum passed, any gaming at the Meadowlands Racetrack could have a material effect on Atlantic City’s casinos, including the Trump Atlantic City Properties.

The New Jersey legislature is considering a comprehensive ban on smoking in all indoor public places including licensed casino hotels. The acting Governor of New Jersey has indicated that he would sign such legislation into law if enacted by the legislature. Such a comprehensive ban on smoking in indoor public places, including the casino floor area of casino hotels, could have a material adverse effect on the Atlantic City gaming market, including the Trump Atlantic City Properties.

New York State Legislation. In October 2001, the State of New York, citing a statewide economic crisis precipitated by the September 11, 2001 terrorist attacks on New York City, passed legislation permitting VLTs at five harness racetracks and allowing the governor to negotiate Class III gaming compacts with Native American tribes for up to six resort-scale casinos. The legislation allows three tribal resort-scale casinos in the Catskills, within 90 minutes of New York City, and another three in the Buffalo-Niagara Falls area. The three Buffalo-Niagara Falls resort scale casinos would join two existing Indian casinos, the Turning Stone, operated by the Oneida Nation near Syracuse and one owned by the St. Regis Mohawks, near the Canadian Border.

On January 28, 2004, Saratoga Gaming and Raceway in upstate New York opened a gaming facility featuring approximately 1,300 VLTs, and on February 28, 2004, Finger Lakes Gaming and Racetrack in upstate New York also opened a gaming facility featuring approximately 1,000 VLTs. In March 2004, New York State’s third racino at Buffalo Raceway in Hamburg opened with 990 VLTs. MGM Mirage has announced that it has an understanding with the New York Racing Association to manage VLTs at the Aqueduct horseracing track in metropolitan New York, subject to certain conditions. Competition from these properties, and other properties, when opened, could have a material adverse effect on the Trump Atlantic City Properties.

Other States. Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the State of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including the State of New York and the Commonwealth of Pennsylvania. Several states are considering or have approved large-scale land-based casinos. The business and operations of the Trump Atlantic City Properties could be adversely affected by such competition, particularly if casino gaming were permitted in jurisdictions near or elsewhere in New Jersey or in other states in the Mid-Atlantic and Northeast. Currently, casino gaming, other than Native American gaming, is not allowed in other areas of New Jersey or in Connecticut, New York or Pennsylvania. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition would further intensify. In particular, proposals have been introduced to legalize gaming in other locations, including Pennsylvania and Maryland. The legislative proposals in Pennsylvania would allow for a wide range of gaming activities, including riverboat gaming, video lottery terminals at liquor stores and the formation of a gaming commission, in addition to the recently passed legislation regarding slot machines described above. Maryland’s proposed legislation would authorize VLTs at some of Maryland’s racing facilities. The results of the 2002 gubernatorial elections in Pennsylvania and Maryland have also increased the likelihood of gaming legislation in such states. We are unable to predict whether any such legislation, in such states or elsewhere, will be enacted or whether, if passed, would have material adverse effect on the Trump Atlantic City Properties.

Certain Agreements

We are party to certain agreements, some of which are described below. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition.” These agreements are divided into two types: (i) agreements entered into prior to the petition date of the Debtors’ chapter 11 cases and (ii) agreements entered into after such petition date in connection with the Plan.

Pre-Petition Contracts

The following agreements were entered into prior to the petition date of the Debtors’ chapter 11 cases. These contracts (and others) may be affected by the Debtors’ bankruptcy, as the Debtors will either accept or reject these contracts as part of the bankruptcy proceedings. Any claims with respect to these agreements would be subject to Bankruptcy Court approval and limitations on the amount of such claims.

Casino Services Agreement. THCR services the Trump Atlantic City Properties and manages their administrative overhead costs through a casino services agreement, dated January 1, 1998, as amended (the “Casino Services Agreement”), with Trump Administration, a division of Taj Associates, a subsidiary which operates the Trump Taj Mahal. Trump Administration assumed the rights and responsibilities of the Casino Services Agreement when Trump Casino Services, LLC merged into Taj Associates in December 2000. Pursuant to the Casino Services Agreement, Trump Administration provides each of THCR’s properties, including the Trump Atlantic City Properties, with managerial, financial, accounting, purchasing, legal and other services incidental to running a casino and hotel. In return, the properties reimburse Trump Administration, on a ratable basis, for all of the costs and expenses incurred by Trump Administration in providing such casino services, including all payroll and employee benefits and related costs associated with the employees utilized by Trump Administration, as well as all overhead and other expenses incurred in the ordinary course of providing such services. We believe that the Casino Services Agreement allows us to take advantage of economies of scale and realize substantial cost savings. The Casino Services Agreement expires on January 1, 2008, unless earlier terminated upon 90 days prior written notice. The Debtors intend to assume the Casino Services Agreement under the Plan.

Trademark License Agreement. Subject to certain restrictions, THCR possesses the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to a trademark license agreement, dated June 12, 1995, and the amendments thereto, between Mr. Trump, as licensor, and THCR, as licensee (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, THCR is permitted to use the names “Trump,” “Donald J. Trump” and variations thereof (collectively, the “Trump Names”) and related intellectual property rights (the “Marks”) in connection with casino and gaming activities and related services and products. THCR, in turn, allows its subsidiaries and properties, including the Trump Atlantic City Properties, to use the Trump Names and Marks under various parol licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names and Marks in connection with services and products other than casino services and related products.

The term of the Trademark License Agreement is until the later of: (i) June 2015, (ii) such time as Mr. Trump and his affiliates own less than a 15.0% voting interest in THCR or (iii) such time as Mr. Trump ceases to be employed or retained by THCR pursuant to an employment, management, consulting or similar services agreement. Upon expiration of the Trademark License Agreement, Mr. Trump is required to grant THCR a non-exclusive, worldwide and royalty free license to use the casino related trademarks for a reasonable transition period on terms to be agreed upon between us and Mr. Trump. Mr. Trump’s obligations under the Trademark License Agreement are secured by a security agreement, pursuant to which Mr. Trump has granted THCR a first priority security interest in the Trump Names and the related intellectual property rights for use in connection with casino services, as well as related hotel, bar and restaurant services. See “Executive Compensation; Compensation Committee Interlocks and Insider

Participation; Trademark License Agreement.” Pursuant to the Plan and the DJT Investment Agreement, Mr. Trump would enter into an amended and restated trademark license agreement (described below), and terminate his existing trademark license agreement with THCR.

Post-Petition Contracts

On January 25, 2005, Mr. Trump entered into the DJT Investment Agreement with THCR and THCR Holdings. Under such agreement and the Plan, Mr. Trump would make a $55 million cash equity investment in THCR Holdings and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), in exchange for shares of stock (and/or common stock equivalents) of recapitalized THCR on the effective date of the Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. The Debtors and Mr. Trump would also enter into certain ancillary agreements, including an amended and restated limited partnership agreement of THCR Holdings, services agreement, amended and restated trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreements and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. The following summaries of such agreements, which would take effect on the consummation of the Plan, are qualified in their entirety by references to such agreements, which have been filed with the Bankruptcy Court and are available on the Debtors’ website for their chapter 11 cases at www.THCRrecap.com (our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document).

THCR Holdings’ Partnership Agreement and Exchange Rights Agreement. Upon consummation of the Plan, Mr. Trump and certain of his controlled affiliates would enter into an amended and restated partnership agreement of THCR Holdings, which would contain provisions regarding the management of THCR Holdings, the transferability of interests, additional capital contributions and distribution and allocation of profits and interests, among other provisions. The partnership agreement would also contain certain tax distribution and indemnification provisions that would, among other things, require the affirmative vote of Mr. Trump with respect to a sale or transfer of one or more of the Debtors’ current properties; provided, however that the Debtors could sell or transfer such properties without Mr. Trump’s consent if either THCR or THCR Holdings indemnified Mr. Trump up to an aggregate of $100 million for the U.S. federal income tax consequences associated with such sale or transfer. Mr. Trump, THCR, THCR Holdings and certain of Mr. Trump’s controlled affiliates would also enter into an amended and restated exchange rights agreement, which would allow Mr. Trump and his controlled affiliates to exchange their limited partnership interests in THCR Holdings for recapitalized THCR’s common stock, subject to certain terms and conditions. THCR would also adopt an amended and restated certificate of incorporation and bylaws, and the other Debtors (including certain subsidiaries of TAC) would also adopt amended and restated organizational documents.

Services Agreement. Upon consummation of the Plan, THCR and THCR Holdings would enter into a services agreement with Mr. Trump. Pursuant to the services agreement, Mr. Trump would serve as Chairman of the board of directors of THCR and certain of the Debtors. Mr. Trump would also be obligated to participate in up to six promotional events per year on THCR’s behalf, and would reasonably cooperate with THCR in the production of advertisements for THCR at THCR’s sole expense. The initial term of the services agreement would be three years, and would be automatically extended so that the remaining term on any given date after the expiration of the initial three-year term would be three years.

Under the services agreement, Mr. Trump would receive an annual fee of $2 million and be eligible to receive an annual bonus at the discretion of the compensation committee of recapitalized THCR’s board of directors. Mr. Trump would also be entitled to reimbursement of reasonable and documented expenses incurred by him or his controlled affiliates in connection with his performance of his services and, subject to a budget approved by the compensation committee of recapitalized THCR’s board of directors, certain reasonably documented administrative and overhead expenses. In addition, Mr. Trump would be entitled to fringe benefits and perquisites in accordance with THCR’s most favorable plans, practices, programs, policies and arrangements for other directors, as well as office space and secretarial and support services consistent with his role as Chairman. The services agreement would also grant Mr. Trump certain indemnification rights (to the extent Mr. Trump were not entitled to full indemnification under THCR’s charter documents or THCR Holdings’ partnership agreement) with respect to the performance of his obligations under the services agreement and his actions as a director, officer, employee or agent of THCR or THCR Holdings. Mr. Trump would have the right of advancement of reasonable costs and expenses in connection with such indemnification, and THCR would maintain director and officer liability insurance for Mr. Trump’s benefit consistent with THCR’s current practices.

The services agreement could be terminated by Mr. Trump for “Good Reason” or by THCR for “Cause” as defined in such agreement. Upon termination of the services agreement, Mr. Trump would be entitled to all accrued and unpaid salary and bonus as of the date of termination and reimbursement of all expenses under the agreements plus (i) all fees and bonus that would otherwise be payable for a period of three years following the date of such expiration or termination (a) if Mr. Trump terminated the agreement for

“Good Reason,” (b) if THCR’s stockholders failed to elect Mr. Trump to serve, or otherwise remove Mr. Trump from serving, as a member of THCR’s board of directors or (c) upon Mr. Trump’s death or permanent disability, or (ii) if THCR and THCR Holdings terminated the services agreement at or prior to its three-year term, a cash lump sum payment of $6 million.

The services agreement would terminate Mr. Trump’s existing executive agreement with the Debtors. As currently drafted, the services agreement would also terminate the contribution agreement, dated as of June 12, 1995, between Mr. Trump and THCR Holdings, which, among other things, currently requires Mr. Trump to (i) conduct all casino and gaming activities only on behalf of THCR or THCR Holdings or any of their respective subsidiaries and (ii) refrain from having, directly or indirectly through any affiliate, any ownership or other participation in any person engaged in casino and gaming activities or the development, marketing, sale or other activity in connection with casino services and products.

Amended and Restated Trademark License Agreement. If the Plan were consummated, Mr. Trump would grant THCR Holdings a perpetual, exclusive, royalty-free license to use his name and likeness in connection with the Debtors’ casino and gaming activities, subject to certain terms and conditions, and terminate his existing Trademark License Agreement with THCR. THCR Holdings would have the right to sublicense the right to use the licensed marks to THCR and/or any subsidiary of THCR Holdings and persons or entities providing casino services and products on any property of THCR. THCR Holdings would agree to certain quality control provisions in order to protect the goodwill and integrity associated with the licensed marks and Mr. Trump’s likeness, and would obtain minimum comprehensive general liability insurance, workers’ compensation insurance and umbrella liability insurance in certain minimum amounts.

If Mr. Trump’s services agreement were terminated by THCR or THCR Holdings other than for “Cause” or by Mr. Trump for “Good Reason,” or if THCR and THCR Holdings were not offering terms to Mr. Trump pursuant to a services agreement at least as favorable to Mr. Trump as his services agreement to be entered into with THCR and THCR Holdings (in each case other than as a result of Mr. Trump’s death or permanent disability), then THCR Holdings would have the option to convert the trademark license into a royalty-bearing license with a ten-year term. For each property of the Debtors that used the licensed marks or Mr. Trump’s likeness, Mr. Trump would be entitled to an annual royalty, payable quarterly in the amount of (i) $500,000 for each property of the Debtors with an annual EBITDA of at least $25 million or (ii) $100,000 for each property of the Debtors with an annual EBITDA of less than $25 million; provided that aggregate royalties would not exceed $5 million a year. Any payments that were not paid within thirty days after such payments are due would bear interest from the end of such thirty day period at the rate of ten percent per annum. If any property of the Debtors ceased to use any licensed marks and Mr. Trump’s likeness in connection with such property and all of the casino services and products provided thereon, then Mr. Trump would be entitled to receive a pro rata royalty during any such twelve month period in which any such property used such licensed marks or Mr. Trump’s likeness. Mr. Trump’s obligations under the amended and restated trademark license agreement would be secured by an amended and restated trademark security agreement, pursuant to which Mr. Trump would grant THCR Holdings a first priority security interest in the licensed marks in connection with casino services and products.

Right of First Offer Agreement. Upon consummation of the Plan, THCR and THCR Holdings would enter into a right of first offer agreement (the “ROFO Agreement”) with the Trump Organization LLC, Mr. Trump’s controlled affiliate, granting the Trump Organization LLC a three year right of first offer to serve as project manager, construction manager and/or general contractor with respect to construction and development projects with an initial budget of at least $35 million, for casinos, casino hotels and related lodging to be performed by third parties on the Debtors’ existing and future properties, subject to certain terms and conditions. If the Trump Organization LLC did not exercise its right of first offer within thirty days after receiving a right of first offer notice from THCR, then THCR and THCR Holdings could engage any party to perform such services upon any terms. However, if (i) THCR or THCR Holdings did not engage a party within nine months of the right of first offer notice or (ii) THCR or THCR Holdings engaged such other party on terms that were materially different from the terms contained in the right of first offer notice, then THCR or THCR Holdings could not engage another party without giving the Trump Organization LLC another right of first offer. The ROFO Agreement would set forth the terms, conditions and parameters for the negotiations of the terms of any services to be provided by the Trump Organization LLC under the agreement.

Voting Agreement. Under the Plan, Mr. Trump would enter into a voting agreement with THCR that would provide for the continued election of five Class A Directors initially appointed by the TAC Noteholder Committee (and any person selected by a majority of Class A Directors then serving as directors to fill any vacancy) until the earlier of (i) the date immediately following the date of the sixth annual meeting of THCR’s stockholders following the effective date of the Plan and (ii) such time as the stockholders of THCR failed to elect Mr. Trump to THCR’s board of directors, subject to certain terms and conditions (the “Class A Nomination Period”).

Until THCR and THCR Holdings terminated Mr. Trump’s services agreement for “Cause” (the “DJT Nomination Period”), if Mr. Trump beneficially owned at least 7.5% of recapitalized THCR’s common stock, he would nominate three directors, one of whom would be Mr. Trump and one of whom would be independent. If, during the DJT Nomination Period, Mr. Trump beneficially owned at least 5.0% but less than 7.5% of recapitalized THCR’s common stock, he would nominate two directors, one of whom would be Mr. Trump and one of whom would be independent. If, during the DJT Nomination Period, Mr. Trump owned less than 5.0% of recapitalized THCR’s common stock, he could serve as a director as long as Mr. Trump’s services agreement had not been terminated. In addition, if, during the DJT Nomination Period, Mr. Trump beneficially owned at least 5.0% of recapitalized THCR’s common stock, the director that is not one of the five Class A Directors (the “Joint Director”) would have to be acceptable to him. If, during the Class A Nomination Period, Mr. Trump owned less than 5.0% of recapitalized THCR’s common stock, the Joint Director would have to be acceptable to a majority of the Class A Directors. During the DJT Nomination Period, Mr. Trump would serve on each committee of THCR’s board of directors, other than the compensation committee and audit committee. The foregoing actions would be subject to applicable law, fiduciary duties and stock exchange and securities market rules.

Warrants. As part of the shares that Mr. Trump would beneficially own upon consummation of the Plan, Mr. Trump would receive the DJT Warrant, which would be exercisable into approximately 3.5% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares reserved for issuance under management incentive plans). The DJT Warrant would have an exercise price of 1.5 times the per share purchase price at which Mr. Trump made his $55 million investment, subject to certain anti-dilution provisions. Mr. Trump would also receive New Class A Warrants exercisable into approximately 2.95% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares reserved for issuance under management incentive plans). The New Class A Warrants would be exercisable at the per share purchase price at which Mr. Trump made his $55 million investment, subject to certain anti-dilution provisions

Interests in Miss Universe Pageant. On the effective date of the Plan, THCR Holdings would transfer its 25% beneficial interest in the Miss Universe Pageant to Mr. Trump.

Upon consummation of the Plan, Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans), consisting of (i) approximately 9.12% in exchange for Mr. Trump’s $55 million cash investment, (ii) approximately 2.53% in exchange for Mr. Trump’s contribution of approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), (iii) approximately 11.02% in return for agreeing to license his name pursuant to the amended and restated trademark license agreement described above and agreeing to modifications to certain existing contractual relationships between Mr. Trump and the Debtors (including entering into the new services agreement described above), (iv) approximately 0.06% representing his existing equity interests after dilution upon the issuance of recapitalized THCR’s common stock, (v) approximately 3.5% issuable upon the exercise of the DJT Warrant to be issued to Mr. Trump upon consummation of the Plan and (vi) approximately 2.95% issuable upon exercise of the New Class A Warrants to be issued to Mr. Trump upon consummation of the Plan.

Other Agreements. In addition to the contracts described above, the Debtors expect to enter into certain other agreements in connection with the Plan, including the New Notes indenture, Exit Facility, New Class A Warrants, new THCR stock incentive plan, registration rights agreement (to be entered into with certain holders of New Notes and common stock of recapitalized THCR) and amended and restated organizational documents of the Debtors, among other agreements. See “Financial Condition; Liquidity and Capital Resources; Future Sources of Liquidity; Exit Facility,” and “Financial Condition; Liquidity and Capital Resources; Future Sources of Liquidity; New Notes.” Forms of such documents have been filed with the Bankruptcy Court and are available on the Debtors’ website for their chapter 11 cases at www.THCRrecap.com. Such agreements are subject to approval of the Bankruptcy Court and confirmation and consummation of the Plan. There is no assurance that the Bankruptcy Court will approve these documents in the forms currently filed with the court, and the Bankruptcy Court or the parties thereto may modify such agreements prior to the effective date of the Plan.

Governmental and Gaming Regulations

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. Each of the Trump Atlantic City Properties is subject to extensive regulation under the laws, rules and regulations of the jurisdiction where it is located. These laws, rules and regulations generally concern the responsibility, financial stability and character of the owners, managers, and persons with financial interests in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions. A more detailed description of the regulations to which we are subject is contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

In addition to gaming regulations, our businesses are subject to various federal, state and local laws and regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning treasury regulations, environmental matters and taxation. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations or material difference in interpretations by courts or governmental authorities could adversely affect our operating results. A more detailed description of certain of such laws and regulations is also contained in Exhibit 99.1 to this Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

Employees and Labor Relations

The table below sets forth the approximate number of our full-time equivalent employees working at each of the Trump Atlantic City Properties as of December 31, 2004:

Property:	Number of Full-Time Equivalent Employees:
Trump Taj Mahal	3,500
Trump Plaza	2,175

Total	5,675

Certain of our casino hotel employees are subject to collective bargaining agreements. Approximately 1,100 and 575 full-time equivalent employees of Taj Associates and Plaza Associates, respectively, are covered by a collective bargaining agreement with Local 54, H.E.R.E.I.U., AFL-CIO (Hotel Employees and Restaurant Employees International Union), which is set to expire on September 14, 2009. We believe that we have a good relationship with our employees. In addition, certain of our executives and employees provide services, from time-to-time and as requested, to one or more of our casino properties pursuant to the Casino Services Agreement described herein. See “Business; Certain Agreements; Pre-Petition Contracts; Casino Services Agreement.”

Also, certain of our employees are required to be licensed by, or registered with the New Jersey Casino Control Commission (the “CCC”) depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally peak seasons, with autumn and winter being non-peak seasons. Consequently, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2002, 2003 or 2004.

Item 2. Properties

Please see “Item 1. Business” for a brief description of the location and general character of each of the Trump Atlantic City Properties. Substantially all of the real and personal property (other than cash) of each of the Trump Atlantic City Properties, including their respective hotel and casino facilities and the parcels of land on which they are situated, secure indebtedness for borrowed money. Each of the Trump Atlantic City Properties has financed or leased and, from time to time, will finance or lease its acquisition of furniture, fixtures and equipment. The lien in favor of any such lender or lessor may be superior to the liens securing their indebtedness. These properties are expected to secure on a first priority basis the Exit Facility upon consummation of the Plan. In addition, these properties would secure the New Notes, subject to the liens securing the Exit Facility and certain other permitted liens. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Financial Condition; Future Sources of Liquidity; New Notes.”

Also, each of the Trump Atlantic City Properties leases space to various retailers in their respective facilities.

Trump Taj Mahal

Through Taj Associates, we currently own the approximately 30 acres of land that comprise the Trump Taj Mahal site. The Taj Mahal site includes the Steel Pier (approximately 3.6 acres) and related property located on the opposite side of the boardwalk from the Trump Taj Mahal. Taj Associates leases the Steel Pier to an amusement park operator pursuant to a lease agreement terminating on December 31, 2012, unless extended.

Trump Plaza

Through Plaza Associates, we own and lease several parcels of land in and around Atlantic City, including four parcels of land on which Trump Plaza is situated. The parcels are subject to mortgage liens securing the obligations under the TAC Notes and certain other liens. We also lease one of the four parcels of land on which Trump Plaza is situated from Plaza Hotel Management Company

(“PHMC”) pursuant to a non-renewable ground lease expiring in December 2078 (the “PHMC Lease”). Plaza Associates, in addition to the payment of fixed rent, is responsible for all costs and expenses with respect to the use, operation and ownership of the leased tract and the improvements now, or which may in the future be, located thereon, including, but not limited to, all maintenance and repair costs, insurance premiums, real estate taxes, assessments and utility charges. The improvements located on the leased tract are owned by Plaza Associates during the term of the PHMC Lease, and upon the expiration of the term of the PHMC Lease (for any reason), ownership of such improvements will then belong to PHMC. Plaza Associates has the option to purchase the leased parcel at certain times during the term of such PHMC Lease under certain circumstances.

Plaza Associates also leases, pursuant to the PHMC Lease, an approximately 11,800 square foot parcel of land located near the intersection of Mississippi and Pacific Avenues and owns a 5,750 square foot parcel of land adjacent to it.

Plaza Associates also owns five parcels of land, aggregating approximately 43,300 square feet, and leases one parcel consisting of approximately 3,125 square feet. All of such parcels are contiguous and are located along Atlantic Avenue, on the same block as Trump Plaza’s garage. These parcels of land are used for signage and surface parking and are encumbered by the TAC Notes (and would be encumbered by the New Notes upon consummation of the Plan).

Plaza Associates also owns approximately three acres of land adjacent to the boardwalk on which the former Trump World’s Fair, closed in October 1999, was situated. Under the Plan, the Debtors would sell the former World’s Fair site at auction after the effective date of the Plan, subject to a perpetual negative covenant preventing the purchaser or any successor, assign, lessee or occupant from developing any casino or gaming activities on or associated with such property. The net proceeds of the sale of such property would be distributed to holders of existing THCR’s common stock (except for Mr. Trump) following such sale.

Item 3. Legal Proceedings

Chapter 11 Cases

As discussed above, on November 21, 2004, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized under chapter 11 to continue to operate their businesses while under the jurisdiction of the Bankruptcy Court. As of the petition date, pending litigation against the Debtors is generally stayed, and absent further order of the Bankruptcy Court, substantially all pre-petition liabilities of the Debtors are subject to settlement under a plan of reorganization. The Plan contemplates that general unsecured claims that are allowed by the Bankruptcy Court would be paid in full.

As described above under “Business; Recent Events,” the United States trustee in the Debtors’ chapter 11 cases has appointed the Equity Committee to represent the interests of equity holders of the Debtors in connection with the cases. The Equity Committee had filed a number of motions opposing the Debtors’ chapter 11 cases and raised certain objections to the Plan (including a recommendation that each stockholder of THCR vote to reject the Plan) that were summarized in a letter enclosed with the solicitation materials accompanying the Disclosure Statement that was distributed to the Company’s stakeholders entitled to vote on the Plan. In addition, the Equity Committee and the Debtors had engaged in extensive litigation activities, including depositions, document requests and other discovery-related matters.

On March 30, 2005, the Debtors, the Equity Committee and certain other parties executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received from other stakeholders entitled to vote on the Plan, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived. There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan.

DLJMB has objected to the Plan and asserted a claim for $25 million, plus expenses of at least $1 million, against certain of the Debtors with respect to a proposed $400 million equity investment by DLJMB in connection with a potential recapitalization of the Debtors pursued by the Debtors and DLJMB in 2004. The Debtors are evaluating DLJMB’s claim and reserve all rights with respect thereto (including the right to dispute the amount of such claim with the Bankruptcy Court). At this time, the Debtors cannot predict the outcome of DLJMB’s claim or its effects on the Debtors’ business.

401(k) Plan Participant Litigation

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, a defined contribution employee benefit plan for certain employees of Taj Associates, Plaza Associates, Marina Associates (f/k/a Trump Castle Associates, L.P.) and Trump Indiana, Inc. (the “401(k) Plan”), breached their fiduciary duties owed to 401(k) Plan participants when THCR common stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the 401(k) Plan. The plaintiffs have brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other 401(k) Plan participants and beneficiaries and have sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also seek, among other things, damages for losses suffered by certain accounts of affected 401(k) Plan participants as a result of such allegedly improper sale of THCR common stock and reasonable costs and attorneys’ fees. After extensive negotiations, the Debtors believe that they have reached a resolution with the plaintiffs that would require payment of a maximum of an aggregate of $1.7 million by the Debtors. However, this resolution is subject to approval of the Bankruptcy Court, and at this time, the Debtors cannot predict the outcome of such litigation or its effect on the Debtors’ business.

Federal Income Tax Examination

Taj Associates and Plaza Associates are currently involved in examinations with the Internal Revenue Service concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustments which result from this examination could affect Taj Associates’ and Plaza Associates’ state income tax returns, Taj Associates and Plaza Associates do not believe that adjustments, if any, will have a material adverse effect on their financial condition or results of operations.

Other Litigation

In addition to the foregoing, we and certain of our employees are involved from time to time in various legal proceedings incidental to our business. While any proceeding or litigation contains an element of uncertainty, management believes that the final outcomes of these matters are not likely to have a material adverse effect on our results of operations or financial condition. In general, we have agreed to indemnify such persons, and our directors, against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings absent a showing of such persons’ gross negligence or malfeasance.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote, either through the solicitation of proxies or otherwise, to our security holders during the fourth quarter of 2004. On February 22, 2005, the Debtors commenced solicitation of votes from creditors and other stakeholders on whether or not to accept the Plan. The solicitation materials included the Plan, the Disclosure Statement, certain exhibits thereto, a ballot and other documents, including a letter from the Equity Committee recommending that stockholders of THCR vote to reject the Plan. As set forth in the Disclosure Statement, the Bankruptcy Court established February 9, 2005 as the record date for voting to accept or reject the Plan, and March 21, 2005 as the deadline for returning completed ballots (with the exception of securities held in “street name” (i.e., through a brokerage firm, trust company or other nominee), for which the deadline for submitting ballots to the applicable nominee was March 21, 2005 and the deadline for such nominee to return completed ballots to the Debtors’ voting agent was March 23, 2005). The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors have entered into the Restructuring Support Agreement with holders of approximately 57% of the aggregate principal face amount of the TAC Notes, approximately 68% of the aggregate principal amount of the TCH First Priority Notes, approximately 75% of the aggregate principal face amount of the TCH Second Priority Notes (excluding those held by Donald J. Trump) and Mr. Trump, as beneficial owner of approximately $16.4 million aggregate principal face amount of the TCH Second Priority Notes and approximately 56.4% of THCR’s common stock, pursuant to which such parties agreed to vote in favor of the Plan. The voting agent for the Debtors has completed its tabulation of ballots submitted by creditors and stakeholders to accept or reject the Plan. Based on such analysis, the Debtors believe they have received acceptances from significant majorities of classes entitled to vote on the Plan. In addition, on March 30, 2005, the Debtors, the Equity Committee and certain other parties executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of the THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived.

PART II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

TAC. THCR Holdings has beneficially owned 100.0% of the partnership interests in TAC since June 12, 1995. There is no established trading market for the equity interests of TAC.

TAC Funding. TAC has owned 100% of the common stock of TAC Funding since its formation on January 30, 1996. There is no established trading market for TAC Funding’s common stock.

TAC Funding II. TAC has owned 100% of the common stock of TAC Funding II since its formation on November 18, 1997. There is no established trading market for TAC Funding II’s common stock.

TAC Funding III. TAC has owned 100% of the common stock of TAC Funding III since its formation on November 18, 1997. There is no established trading market for TAC Funding III’s common stock.

Item 6. Selected Financial Data

The following table sets forth certain historical consolidated financial information of TAC for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. All financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Years Ended December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Statements of Operations Data:
Revenues:
Gaming	$858,473	$849,426	$865,656	$825,068	$809,217
Other	188,412	181,182	179,961	173,752	182,963

Gross revenues	1,046,885	1,030,608	1,045,617	998,820	992,180
Less-Promotional allowances	234,998	228,139	213,543	220,141	237,387

Net revenues	811,887	802,469	832,074	778,679	754,793

Cost and expenses:
Gaming	408,070	399,033	388,321	379,903	377,848
Other	56,613	54,913	57,525	55,981	54,735
General and administrative	174,125	161,457	176,215	170,699	177,263
Depreciation and amortization	51,924	49,448	56,104	64,555	72,753
Reorganization expense (a)	—	—	—	—	19,569
Debt renegotiation costs (b)	—	—	1,570	300	2,000
Trump World’s Fair closing costs (c)	814	—	—	—	—

Total costs and expenses	691,546	664,851	679,735	671,438	704,168

Income from operations	120,341	137,618	152,339	107,241	50,625
Interest and other non-operating income	4,145	2,633	1,152	819	2,246
Interest expense	(153,664)	(154,283)	(153,144)	(158,026)	(155,786)

Income (loss) before income tax provision	(29,178)	(14,032)	347	(49,966)	(102,915)
Income tax provision	—	—	(3,768)	(3,930)	(4,225)

Net loss	$(29,178)	$(14,032)	$(3,421)	$(53,896)	$(107,140)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$67,205	$70,909	$79,007	$59,727	$70,322
Property and equipment, net	1,290,638	1,277,004	1,268,125	1,247,472	1,205,835
Total assets	1,542,446	1,540,121	1,438,127	1,396,507	1,377,463
Total long-term debt, net of current maturities	1,303,019	1,307,643	1,316,284	1,317,243	1,325,483
Total capital/(deficit)	94,238	80,206	(28,065)	(86,394)	(176,963)

(a)	On November 21, 2004, the Debtors filed voluntary petitions in the Bankruptcy Court under chapter 11 of the United States Bankruptcy Code. We are preparing our financial information in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities under the Bankruptcy Code.” Reorganization expenses principally include (i) the write-off of deferred financing fees and the accretion of debt discounts in the amount of $4,491,000 on the TAC Notes in order to reflect the debt balance at the estimated amount of the claim that is expected to be allowed in the chapter 11 proceedings and (ii) professional fees in the amount of $15,078,000 associated with the reorganization and bankruptcy proceedings.
(b)	Debt renegotiation costs during 2003 represent the costs expensed with debt refinancing efforts no longer pursued. Debt renegotiation costs in 2004 represent costs incurred in connection with the proposed recapitalization of the Debtors by DLJMB’s proposed investment.

(c)	On October 4, 1999, THCR closed Trump World’s Fair. The estimated cost of closing Trump World’s Fair was approximately $124,773,000, which includes $97,221,000 for the writedown of the net book value of the assets and $27,552,000 of costs incurred and to be incurred in connection with the closing and demolition of the building. Under the Plan, the Debtors would sell the former World’s Fair site at auction after the effective date of the Plan, subject to a perpetual negative covenant preventing the purchaser or any successor, assign, lessee or occupant from developing any casino or gaming activities on or associated with such sale. The net proceeds of the sale of such property would be distributed to holders of existing THCR’s common stock (excluding Mr. Trump) following such sale.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements that involve risks and uncertainties, many of which are beyond our ability to control or predict. Our actual results may differ substantially from the results discussed in the forward-looking statements. The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes thereto. Terms not defined herein shall have the meanings ascribed to them elsewhere in the Form 10-K. The following constitute cautionary statements under the Private Securities Litigation Reform Act of 1995.

Factors That May Affect Our Future Results

The Debtors and their businesses are subject to a number of risks, including (i) bankruptcy-related risk factors and (ii) general risk factors related to our business and financial condition. Any or all of such factors, which are enumerated below, could have a material adverse effect on the business, financial condition or results of operations of the Debtors. See also “Important Factors Relating to Forward-Looking Statements,” above. For additional risk factors specific to the Debtors’ chapter 11 cases, readers of this report should refer to Exhibit B of the Disclosure Statement, entitled “Risk Factors,” available on the Debtors’ website for the chapter 11 cases at www.THCRrecap.com. Our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document.

Certain Bankruptcy Considerations

The bankruptcy filing may disrupt our operations.

We cannot predict or quantify the impact of the Debtors’ chapter 11 cases on our operations and those of our subsidiaries. We have attempted to minimize the adverse effects of the chapter 11 cases on our business and our relationships with employees, suppliers, customers and other parties. For example, we have obtained an order from the Bankruptcy Court authorizing the payment of undisputed unimpaired trade claims in the ordinary course of business during the pendency of the chapter 11 cases. However, the continuation of the chapter 11 cases, particularly if the Plan is not approved or confirmed in the time frame currently contemplated, could materially adversely affect our operations and financial performance and relationships with customers, employees, regulators, distributors and agents. If consummation of the Plan did not occur expeditiously, the Debtors could experience, among other things, increased costs for professional fees and similar expenses. In addition, prolonged chapter 11 proceedings could make it difficult to retain and attract other key personnel and would require senior management to spend significant time and effort dealing with our financial reorganization instead of focusing on operating our business.

We may not be able to obtain confirmation of the Plan.

Although we believe that we have received or will receive the requisite acceptances to confirm the Plan, we cannot assure you that the Bankruptcy Court will actually confirm the Plan. As a court of equity, the Bankruptcy Court exercises considerable discretion over the Debtors’ cases, and could decline to confirm the Plan if it found that the statutory requirements for confirmation had not been satisfied. Section 1129 of the Bankruptcy Code, which sets forth the requirements for confirmation, requires, among other things, (i) a finding by the Bankruptcy Court that the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting holders of claims, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims and interests within a particular class under the Plan will not be less than the value of distributions such holders would receive if the Debtors were liquidated under chapter 7 of the Bankruptcy Code. There can be no assurance that the Bankruptcy Court will conclude that the Plan satisfies the requirements of section 1129 of the Bankruptcy Code.

The confirmation and consummation of the Plan, as well as the DJT Investment Agreement, are also subject to certain conditions that must be fulfilled prior to the effective date of the Plan, including obtaining necessary authorizations, consents and regulatory approvals, qualification of the indenture for the New Notes with the SEC and the consummation of the restructuring transactions contemplated under the Plan, among other conditions. There can be no assurance that these conditions will be satisfied (or waived) and the restructuring of the Debtors completed, even if the Bankruptcy Court confirms the Plan. In addition, under the Restructuring Support Agreement, if the conditions precedent to the effective date have not occurred or been waived by the relevant parties on or before May 1, 2005, then such parties could terminate their support of the Plan. If the Plan were not consummated, the Debtors’ chapter 11 cases could become protracted or converted into a chapter 7 liquidation, either of which could substantially erode the value of the Debtors’ business to the detriment of all stakeholders.

If the Plan were consummated, THCR’s existing common stock would be severely diluted and options would be cancelled, and the holders of claims in several classes (including the claims of holders of TAC Notes) would be impaired.

The Plan provides that existing holders of common stock (excluding Mr. Trump) would receive only nominal amounts of common stock of recapitalized THCR (approximately 0.05% of the shares on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)), plus one-year New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s fully diluted common stock. All existing options to acquire common stock of THCR or its affiliates would be cancelled. THCR’s common stockholders (excluding Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Debtors in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use. The sale of such property would occur after the effective date of the Plan. In addition, the Plan provides that holders of certain claims would be impaired, and that holders of TAC Notes and TCH Second Priority Notes would receive a recovery at a discount to the aggregate principal face amount of such obligations. As a result, any investment in the Debtors is speculative. The Debtors cannot provide assurance as to the value, if any, that any of these constituencies would be entitled to receive in the bankruptcy proceedings and the Debtors’ equity, debt or other securities may be restructured in a manner that would reduce or eliminate any remaining value. Moreover, any value distributed shall be provided to the holders of record with respect to such constituencies on the distribution record date of February 9, 2005 set forth in the Plan. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any debt or equity securities of the Debtors.

Parties in interest may object to our classification of claims.

Section 1122 of the Bankruptcy Code provides that a plan of reorganization may place a claim or interest in a particular class only if such claim or interest is substantially similar to the other claims or interests in such class. We believe that the classification of claims and interests under the Plan complies with the applicable requirements of the Bankruptcy Code. However, a claim or interest holder could challenge our classification. If the Bankruptcy Court concludes that the classification of claims and interests under the Plan does not comply with the requirements of the Bankruptcy Code, the Debtors’ ability to confirm the Plan may be negatively impacted.

If the vote requirement for the Plan is not satisfied, the Debtors may seek an alternative restructuring.

If the Debtors do not receive votes sufficient to approve the Plan, the Debtors may seek an alternative restructuring of their debt obligations and capital structure. There can be no assurance that the terms of any such alternative restructuring would be similar to or as favorable to the Debtors’ creditors and other stakeholders as the terms of the Plan, or if and when the Debtors would emerge from chapter 11.

General Risk Factors Related to Business and Financial Condition

We have substantial indebtedness that will constrain our financial and operating activities.

The Debtors are highly leveraged, and even if the Plan were consummated, they would continue to have significant indebtedness and debt service requirements. After giving effect to the reorganization, the Debtors’ aggregate indebtedness would total approximately $1.8 billion (assuming that the Debtors utilized the maximum $500 million borrowing capacity under the Exit Facility). The Debtors believe that the recapitalized Debtors would generate sufficient cash flow from operations to pay interest on their outstanding indebtedness. However, even upon consummation of the Plan, the Debtors’ ability to meet their debt service obligations would depend on a number of factors, including the Debtors’ ability to increase revenues and implement cost controls, as well as interest rates, prevailing economic conditions and other factors, many of which would be beyond the Debtors’ control. The substantial indebtedness and fixed charges of the Debtors would severely restrict the Debtors’ operations, including making it more difficult for the Debtors to satisfy their ongoing debt service requirements, reducing amounts available to fund operating requirements, make capital expenditures or expand the Debtors’ business. Any such developments could increase the Debtors’ vulnerability to adverse economic and industry conditions and limit the Debtors’ ability to borrow additional funds.

The terms of our existing and future indebtedness would severely restrict our operating flexibility.

The indentures governing the TAC Notes contain certain operating and financial restrictions on our operations. These restrictions include covenants limiting our ability to incur additional debt, distribute dividends or other distributions, make investments, sell assets, engage in mergers or consolidations, enter into affiliate transactions or grant liens, among other restrictions. The New Notes would contain similar covenants and restrictions if the Plan were consummated. In addition, the Exit Facility would impose certain financial covenants that would require the Debtors to comply with specified financial ratios and tests based on the cash flows and leverage position of the Debtors following the effective date of the Plan. These restrictions could, to a certain degree, restrict the Debtors’ financial and operating flexibility in the future. In addition, a failure to comply with any of these obligations could result in an event of default under the New Notes and Exit Facility which, if not cured or waived, could result in the acceleration of New Notes and amounts under the Exit Facility then outstanding.

Changes in THCR’s board of directors, management and stockholders upon our emergence from bankruptcy could lead to significant changes in our operations, business plans and results.

If the Plan were consummated, THCR would have a new board of directors, management and stockholder base. Under the Plan, the board of directors of recapitalized THCR would consist of nine members, including five directors acceptable to the TAC Noteholder Committee, three directors acceptable to Donald J. Trump (including Mr. Trump, as Chairman) and one joint director mutually acceptable to the TAC Noteholder Committee and Mr. Trump. Following the effective date, a majority of THCR’s board of directors would select the senior management of the Debtors, which may include current members of management, subject to mutually acceptable terms of employment. In addition, the TAC Noteholders would own an aggregate of approximately 63.69% of the shares of common stock of recapitalized THCR and Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR, in each case on a fully diluted basis (excluding shares to be reserved under management stock incentive plans). Existing common stockholders would beneficially own approximately 5.39% of the fully diluted common stock of recapitalized THCR (including any shares of common stock of existing THCR that have been reclassified into new common stock, and excluding shares reserved for issuance under any management stock incentive plans).

The new board of directors, new management and/or new stockholders may change the current operations or business plans of the Debtors. As a result, when reviewing the description of our business, consolidated financial statements and financial data, as well as any forward-looking information included in this report, you should consider the possibility that the Debtors’ operations, business plans, results and expectations may change significantly following Debtors’ emergence from chapter 11 if the Plan is consummated.

Adverse publicity in connection with our chapter 11 cases may negatively impact our business.

Our chapter 11 filings may negatively impact the public perception of our business. If our current and potential gaming patrons perceive us as a company with financial difficulties, they may decide not to visit our casino properties or decide to visit our facilities less frequently, which could materially adversely affect our liquidity and results of operations. Negative public perception could also adversely impact our future access to capital and our relationships with customers, employees and vendors.

We need to increase capital expenditures to compete effectively.

Capital expenditures, such as room refurbishments, amenity upgrades and new gaming equipment, are necessary from time to time to preserve the competitiveness of our properties. The gaming industry market is competitive and is expected to become more competitive in the future. If the Plan is consummated, while the New Notes and the Exit Facility would enable us to construct the proposed tower on the Trump Taj Mahal, they would also limit our ability to make ongoing capital expenditures at our properties. Plans for construction of such a tower remain at a preliminary stage, and there is no assurance that such construction will take place, that such construction would be completed in a timely manner or, if constructed, that the tower would be profitable. Should the new tower not be constructed or fail to generate projected cash flows, our operating performance, revenues and earnings would be materially adversely affected.

We may incur losses that would not be covered by insurance and the cost of insurance has increased.

Although we maintain insurance that we believe is customary and appropriate for our business, we cannot assure you that insurance will be available or adequate to cover all losses and damage to which our business or our assets might be subjected. In connection with insurance renewals subsequent to September 11, 2001, the availability of insurance coverage for certain types of damages or occurrences has diminished substantially. Consequently, we are self-insured for certain risks and levels of risk. The lack of insurance for certain types or levels of risk could expose us to significant losses in the event that an uninsured catastrophe occurred. Any uninsured losses may decrease our future operating income, require us to find replacements or repairs and reduce funds otherwise available to upgrade our properties or pay expenses.

Our right to use the “Trump” name is subject to certain limitations.

Subject to certain limitations, THCR has the exclusive right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities pursuant to the existing Trademark License Agreement. THCR’s rights under the Trademark License Agreement are secured by a security interest in the Trump Names and the licensed marks for use in connection with casino services, pursuant to a security agreement. THCR, in turn, allows its subsidiaries to use the Trump Names under various parol licenses. If there were a default under the Trademark License Agreement or the security agreement, THCR would have rights, subject to applicable state law, to enforce the rights and remedies contained in the security agreement. THCR’s subsidiaries would not have any such rights. In the event of a foreclosure sale of the licensed marks, the net amount realized in such sale by THCR might not yield the full amount of damages that THCR could sustain as a result of the default. In addition, the existence of rights of others to use the Trump Names, including pursuant to any security interests in trademarks for non-gaming hotels, could adversely affect the ability of THCR to realize the benefits of the security agreement.

The amended and restated trademark and license agreement that THCR and THCR Holdings would enter into in connection with the Plan would contain restrictions limiting use of the “Trump” name in connection with casino and gaming activities, as well as additional requirements for the Debtors to maintain quality control to protect the goodwill and integrity associated with the licensed marks. Such agreement also contemplates that if Mr. Trump’s services agreement were terminated by THCR or THCR Holdings other than for “Cause” or by Mr. Trump for “Good Reason,” or if THCR and THCR Holdings were not offering terms to Mr. Trump pursuant to a services agreement at least as favorable to Mr. Trump as his services agreement to be entered into with THCR and THCR Holdings (in each case other than as a result of Mr. Trump’s death or permanent disability), then THCR Holdings would have the option to convert the trademark license into a royalty-bearing license with a ten-year term. See “Business; Certain Agreements; Pre-Petition Contracts; Trademark License Agreement.” See “Business; Certain Agreements; Post-Petition Contracts; Amended and Restated Trademark Licensing Agreement.”

Our historical financial information may not be comparable to any future financial information of our recapitalized business.

If the Plan is consummated, our consolidated financial statements would reflect “fresh start” reporting adjustments made upon our emergence from bankruptcy. As a result, the book value of our properties and related depreciation and amortization expense, among other things, would change considerably from those items set forth in our historical consolidated financial statements. As a result of the fresh start accounting treatment and the transactions contemplated by the Plan, our financial condition and results of operations would not be comparable to the historical balance sheets, statements of operations or other financial information included in this report. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Critical Accounting Policies; Accounting Impact of Chapter 11 Filing.”

A downturn in the regional economy and high energy and gasoline prices and adverse winter weather conditions could negatively impact our financial performance.

The Trump Atlantic City Properties generate a majority of our net revenues and operating income. Moderate or severe economic downturns or adverse conditions in the Atlantic City and regional markets and surrounding areas may negatively affect our operations. During periods of economic contraction, our revenues may decrease while some of our costs remain fixed, resulting in decreased earnings. Gaming and other leisure activities we offer represent discretionary expenditures and participation in such activities may decline during economic downturns, during which consumers generally earn less disposable income. Even an uncertain economic outlook may adversely affect consumer spending in our gaming operations and related facilities, as consumers spend less in anticipation of a potential economic downturn. Furthermore, other uncertainties, including national and global economic conditions, terrorist attacks or other global events, could adversely affect consumer spending, increase gasoline prices and adversely affect our operations.

We use significant amounts of electricity, natural gas and other forms of energy. While we have generally not experienced any major shortages of energy, any substantial increases in the cost of electricity and natural gas in the United States, and specifically the Northeast, could negatively impact our operating results. The extent of any impact is subject to the magnitude and duration of the energy price increases and could be material.

Also, a majority of our patrons drive to our properties. Rising gasoline prices and adverse winter weather conditions could reduce automobile travel and decrease the number of patrons at our properties. As a result, our business, assets, financial condition and results of operations could be adversely affected by a weakening of regional economic conditions, high gasoline prices and/or adverse winter weather conditions.

The gaming industry and the market in which we operate is highly competitive.

The gaming industry is highly competitive and many of our competitors possess greater resources and economies-of-scale than we do. We may lose market share if our competitors’ properties operate more successfully or if additional hotels and casinos are established in market in which we conduct business. In particular, the expansion of gaming in or near any geographic area from which we attract customers could have a material adverse effect on our business, financial condition and results of operations. We compete with all forms of legalized gaming and any new forms of gaming that may be legalized in the future. Furthermore, we face competition from other types of entertainment. Our inability to compete in the gaming industry generally or in the market in which we operate could have a material adverse effect on our operations.

The Borgata has adversely affected us and may continue to do so in the long term.

In July 2003, the Borgata opened in Atlantic City’s marina district. Since its opening, the Borgata has not grown the Atlantic City market to the extent as had been originally anticipated and, along with a sluggish economy, has adversely affected the results of the Trump Atlantic City Properties. The Borgata’s effect may be temporary and attributable to the desire of gaming patrons to visit a new casino. While we believe that the opening of the Borgata will attract additional visitors to Atlantic City in the long term, the Borgata could have an adverse effect on the long-term business and operations of the Trump Atlantic City Properties and impair our ability to service our existing and future indebtedness. In addition, the Borgata has recently announced plans for a two phase expansion of the property to include additional gaming, restaurants, retail, parking and a second hotel tower. To the extent that the Trump Atlantic City Properties do not have the financial resources to make capital expenditures to improve their properties, this adverse affect may be more acute. See “Financial Condition; Liquidity and Capital Resources.”

Recently announced gaming company mergers and acquisitions may adversely affect our business.

In July 2004, Harrah’s Entertainment Inc. announced its intention to purchase Caesars Entertainment Inc., which would, if consummated, reportedly create the world’s largest gaming company with as many as an estimated fifty-four casinos across the country. The Harrah’s-Caesars company would hold a large percentage of properties in the jurisdiction in which we currently compete. In November 2004, Penn National Gaming Inc. agreed to acquire Argosy Gaming Co., which would reportedly transform Penn National Gaming Inc. into the nation’s third-largest operator of gaming properties. In addition, in June 2004, MGM Mirage and Mandalay Resort Group announced that they had entered into a definitive merger agreement under which MGM Mirage agreed to purchase Mandalay. The transaction is anticipated to close in the second quarter of 2005. The combined company would reportedly own and operate up to twenty-eight properties across the country. The final terms of certain of these transactions, including whether or not any of the companies will be required to divest any of their properties under the federal antitrust laws or under the rules and regulations promulgated by the various gaming regulatory agencies, are unknown at this time. The effects of any of these transactions on the gaming market, in general, or on the jurisdiction in which we currently have properties, in particular, cannot be ascertained at this time. However, the added strength of these competitors and resulting economies-of-scale could further diminish our market share in the market in which we compete.

Our success depends, in part, on the availability of qualified management and personnel and on our ability to retain such employees.

Certain of our employees are required to be licensed by, or registered with, the CCC, depending upon the nature of their employment. Casino employees are subject to more stringent licensing requirements than non-casino employees, and are required to meet applicable standards pertaining to such matters as financial responsibility, good character, ability, casino training, experience and in-state residency. These regulations have resulted in significant competition for eligible employees. As a result, it may be difficult to attract, retain and train qualified employees due to the competition for employees with other gaming companies in the jurisdictions in which we operate and nationwide. A failure to attract or retain qualified management and personnel at all levels or the loss of our key executives could have a material adverse effect on our financial condition and results of operations.

Gaming is a regulated industry and changes in the law could have a material adverse effect on our positions.

Gaming in New Jersey is regulated extensively by federal and state regulatory bodies, including the CCC and state and federal taxing, law enforcement and liquor control agencies. See Exhibit 99.1 to this Annual Report on Form 10-K, “Description of Certain Governmental and Gaming Regulations.” TAC and its various officers and other qualifiers have received the licenses, permits and authorizations required to operate our properties. Failure to maintain or obtain the requisite casino licenses would have a material adverse effect on us. The CCC has renewed our licenses to operate Trump Plaza and Trump Taj Mahal until June 2007.

If new gaming regulations were adopted in the jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals have been introduced by the New Jersey legislature that, if enacted, could adversely affect the tax, regulatory, operations or other aspects of the gaming industry and us. Legislation of this type may be enacted in the future.

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

Also in July 2004, the Appellate Division of the Supreme Court of New York unanimously ruled that Indian-owned casinos could legally be operated in New York under the New York state law passed in October 2001. The law permits three new casinos in western New York, one in Niagara Falls, one in Buffalo and one on land owned by the Seneca Indian Nation, each of which would be owned by the Seneca Indian Nation. The legislation also permits up to three casinos in the Catskills in Ulster and Sullivan counties, each of which is to be owned by Native American tribes. In addition, the legislation allows slot machines to be placed in Indian-owned casinos. The court also ruled that New York state could participate in the multi-state Mega-Millions lottery game.

The New York law had also permitted the installation of VLTs at five horse racing tracks situated across the state of New York. In its July 2004 ruling, however, the Appellate Division of the Supreme Court of New York ruled that the law was unconstitutional because it required that a portion of VLT revenues go to horse-racing breeding funds and track purses. New York’s constitution stipulates that all net proceeds from lottery games go to aid education in New York state. It is anticipated that the ruling will be appealed.

In addition, other states near New Jersey, including Maryland, are currently contemplating gaming legislation. The net effect of these facilities and other items, when operational, on Atlantic City, including our properties, cannot be predicted. Since our market is primarily a drive-to market, legalized gaming in one or more states neighboring or within close proximity to New Jersey could have a material adverse effect on the Atlantic City gaming market overall, including our properties.

Taxation of the gaming industry, already significant, may increase in the future which would reduce our profitability.

NJSEA Subsidy Agreement. On April 12, 2004 the twelve Atlantic City casino properties, including the Trump Atlantic City Properties, executed an agreement with the New Jersey Sports & Exhibition Authority (the “NJSEA”) and the CRDA to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (the “NJSEA Subsidy Agreement”).

The agreement provides that the casinos, pro rata according to their gross revenues, shall (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by the CRDA as grants to such other North Jersey projects as the CRDA shall determine. These cash payments and donations of the CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. TAC has estimated its portion of the industry obligation at approximately 17.3%.

The NJSEA Subsidy Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amount and at the times it makes its donation payments to the CRDA (the “Casino Expansion Fund Act”). The NJSEA Subsidy Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the NJSEA Subsidy Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and the CRDA to return all undistributed donated CRDA obligations to the casinos. The NJSEA Subsidy Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey legislature by December 1, 2004 (a) the casinos shall provide $7 million in cash to the NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to the NJSEA for use by the NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

The New Jersey legislature enacted a law effective June 30, 2004 and amended the same effective January 27, 2005, which establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make same available to each casino licensee for investment in eligible projects. Eligible projects, if approved by August 25, 2006, may add hotel rooms, retail, dining or non-gaming entertainment venues, or other non-gaming amenities including parking spaces in the City of Atlantic City and, if approved thereafter, shall add hotel rooms to the City of Atlantic City. The New Jersey legislature also enacted a law effective June 20, 2004 which, in yearly increments, fully phases out the July 2003 4.25% tax on casino complimentaries as of July 1, 2009.

We cannot predict future changes in state taxation of casino gaming companies in jurisdictions in which we operate, and any such changes could adversely affect our profitability.

Critical Accounting Policies

The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management periodically evaluates our policies and the estimates and assumptions related to such policies. The Trump Atlantic City Properties operate in a highly regulated industry and are subject to regulations that describe and regulate operating and internal control procedures. Certain of our critical accounting policies and significant estimates are described below.

Revenue Recognition and Allowance for Doubtful Accounts

The majority of our revenue comes from gaming activities, and the majority of such revenue is derived from cash, which by nature does not require complex estimations. We extend credit to customers on a discretionary basis to certain qualified patrons. Credit play as a percentage of total dollars wagered has been approximately 20% for the past three years. The Trump Atlantic City Properties establish credit limits based upon the particular patron’s creditworthiness, as determined by an examination of various factors including a credit check of the patron, checking the patron’s personal checking account balance and checking the patron’s credit limits and indebtedness at other casinos. We maintain an allowance for doubtful accounts for those customers whose checks have been unable to be deposited due to insufficient funds. This allowance is based on a specific review of customer accounts as well as a review of the history of write-offs of returned markers. Management believes that the reserve recorded is reasonable; however, these estimates could change in the near term based on actual collection experience with each returned marker.

Long-lived Assets

Management has determined that our policy associated with its long-lived assets and related estimates is critical to the preparation of the consolidated financial statements. We have a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimates of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives of our assets based on historical experience and the estimates of assets’ commercial lives. Should the actual useful life of a class of assets be less than from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of our assets periodically.

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve numbers.

Accounting Impact of Chapter 11 Filing

The accompanying consolidated condensed financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Our ability, both during and after the chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) our ability to successfully achieve required cost savings to complete its restructuring; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (iv) our ability to confirm a plan of reorganization under the

Bankruptcy Code and obtain emergence financing; (v) our ability to maintain its customer base; and (vi) our ability to achieve profitability. There can be no assurance that we will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should we be unable to continue as a going concern.

Liabilities subject to compromise in the accompanying consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the petition date for the chapter 11 cases. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events. Liabilities subject to compromise consisted of the following as of December 31, 2004 (in thousands):

Non-current liabilities subject to compromise:
TAC Notes	$1,300,000

In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the petition date for the chapter 11 cases, we wrote off as reorganization expense deferred financing fees and unamortized debt discount associated with the TAC Notes in order to reflect such debt instruments at their par value. Reorganization expense also includes professional fees, the estimated interest income earned during the proceeding on cash accumulated during the proceeding, and other expenses directly associated with the bankruptcy process.

The following table summarizes reorganization expense for the year ended December 31, 2004 (in thousands):

Write-off of deferred financing costs	$4,007
Accretion of unamortized debt discount	484
Professional fees and expenses	15,078

$19,569

We are required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest expense subsequent to the petition date for the chapter 11 cases with respect to the current terms of its debt and its capital lease obligations. The Plan may provide for a reduction in the amount of accrued interest to be paid upon confirmation of the Plan.

Based on the current terms of the Plan, we believe we would qualify for and be required to implement the “fresh start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities of the reorganized Debtors. The application of “fresh start” accounting on our consolidated financial statements may result in material changes in the amounts and classifications of the Debtors’ non-current assets (including property and equipment). However, the potential impact cannot be determined at this time.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB 51.” According to such interpretation, the primary objectives of this interpretation were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Adoption of this pronouncement did not have a material impact on our consolidated financial position, consolidated results of operations or liquidity.

Financial Condition

Liquidity and Capital Resources

General. Cash flows from operating activities of the Trump Atlantic City Properties generally constitute our primary source of liquidity. Our cash flows, which include casino gaming revenues and room, food and beverage sales, have generally been sufficient to fund operations and make interest payments when due (although, with respect to the interest payment scheduled to be paid on the TAC Notes on May 1, 2004, we utilized the thirty-day grace period provided under the applicable indentures and delayed payment until May 27, 2004, and after executing the Restructuring Support Agreement and in contemplation of filing the chapter 11 cases, we did not make the interest payment scheduled to be paid on the TAC Notes on November 1, 2004). Nonetheless, our core businesses have not generated cash flows necessary to reinvest in the maintenance or expansion of our hotel and casino properties at levels consistent with those of its competitors.

Due to our constrained liquidity position, we have not been able to refurbish our properties to desired levels or to pursue various capital expenditures, such as the addition of more hotel rooms, or undertake significant new business initiatives. Management has implemented programs to obtain cash flow savings and will continue to attempt to implement such programs in the upcoming year, whether or not the Plan is consummated. These programs include labor savings through increased automation of our slot machines and related products on the gaming floor and, in the event we fail to consummate the Plan, the further reduction of planned capital expenditures and maintenance programs. However, there can be no assurances that these programs would be successful.

TAC’s existing indebtedness consists primarily of the TAC Notes:

TAC Notes

General. TAC’s debt consists primarily of the TAC Notes. As of December 31, 2004, $1.3 billion principal amount of TAC Notes were outstanding. The TAC Notes bear interest at the rate of 11.25% per annum, payable on May 1st and November 1st of each year, and mature on May 1, 2006. In accordance with the Restructuring Support Agreement and in contemplation of filing the Debtors’ chapter 11 cases, TAC did not make the November 1, 2004 installment of interest then due and payable with respect to the TAC Notes.

Redemption. The TAC Notes are redeemable in whole or in part, at any time upon not less than 30 but not more than 60 days’ notice. Since May 1, 2004, the redemption price of the TAC Notes has been 100% of the outstanding principal amount, plus accrued interest.

Guarantees and Collateral. The TAC Notes are secured on a senior basis by substantially all of the real and personal property owned or leased by Plaza Associates and Taj Associates. The obligations evidenced by the TAC Notes are jointly and severally guaranteed by Taj Associates, Plaza Associates and TAC and all future subsidiaries of TAC (other than TAC Funding, TAC Funding II, and TAC Funding III, the respective co-issuers of such notes). The TAC Notes are not guaranteed by THCR, TCH or any of TCH’s subsidiaries, and none of such entities are obligated to, or are in a position to, provide funds to TAC or its subsidiaries for any purpose, other than certain amounts payable under the Casino Services Agreement.

Negative Covenants. The indentures governing the TAC Notes contain certain restrictions on the ability of TAC (and almost all of its subsidiaries) to incur additional debt, pay dividends, issue or repurchase stock, make capital expenditures or merge with another entity, among other restrictions.

The ability of Plaza Associates and Taj Associates (through TAC) to make payments, dividends or distributions to THCR Holdings may be restricted by the CCC.

In addition to the TAC Notes, we utilize capital lease financing to satisfy our capital resource needs. Our ability to borrow funds, however, has been severely restricted by covenants in the indentures governing the TAC Notes and by our high levels of indebtedness and interest expense. As a result of the chapter 11 filings, the long-term debt of the Debtors, including the TAC Notes and other obligations, are technically in default and the obligations thereunder would be immediately payable upon acceleration of amounts due thereunder. However, under chapter 11, actions to collect pre-petition indebtedness against a debtor, as well as most pending litigation against a debtor, are stayed and other prepetition obligations against us may not be enforced.

The following table sets forth the capital expenditures at the Trump Atlantic City Properties for the fiscal years ended December 31, 2003 and December 31, 2004:

TRUMP ATLANTIC CITY ASSOCIATES

CONSOLIDATING CAPITAL EXPENDITURES

(IN THOUSANDS)

	TAJ ASSOCIATES	PLAZA ASSOCIATES	TOTAL TAC
FOR THE YEAR ENDED DECEMBER 31, 2003
Purchase of Property & Equipment	$14,470	$4,521	$18,991
Capital Lease Additions (a)	13,229	11,371	24,600

Total Capital Expenditures	$27,699	$15,892	$43,591

FOR THE YEAR ENDED DECEMBER 31, 2004
Purchase of Property & Equipment	$9,334	$6,316	$15,650
Capital Lease Additions (a)	21,364	12,609	33,973

Total Capital Expenditures	$30,698	$18,925	$49,623

(a)	Capital expenditures were principally slot machines.

Pursuant to the indentures governing the TAC Notes, TAC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the years ended December 31, 2003 and 2004, TAC declared cash partnership distributions to THCR of $4,433,000 and $7,803,000, respectively consisting of operating expense reimbursements.

Chapter 11 Cases

The liquidity and capital resources of the Debtors have been significantly affected by the chapter 11 cases. The bankruptcy proceedings have resulted in various restrictions on our activities, limitations on financing and the need to obtain Bankruptcy Court approval for most matters. Since the petition date of the chapter 11 cases, we have used cash provided by operating activities and borrowings under the DIP Facility to fund capital expenditures and other liquidity requirements.

DIP Facility. The principal terms of the DIP Facility are summarized below:

General. On November 22, 2004, the Debtors entered into a loan and security agreement (the “DIP Agreement”) with Beal Bank, S.S.B. (“Beal Bank”). The DIP Agreement provides for a DIP Facility in the aggregate principal amount of up to $100 million in the form of a senior secured revolving debtor-in-possession loan. The Bankruptcy Court issued a final order approving the DIP Agreement on February 3, 2005.

Term. The DIP Facility will expire upon the earlier to occur of November 22, 2005 or the effective date of a plan of reorganization of the Debtors, unless otherwise terminated in accordance with the terms of the DIP Agreement. The Debtors have agreed to repay the outstanding principal balance under the DIP Facility, together with any other amounts due to Beal Bank or the other lenders under the DIP Agreement, on the termination date of the DIP Agreement.

Interest. Interest on the DIP Facility will accrue at the one year London Interbank Offered Rate plus one hundred and fifty basis points, payable quarterly in arrears; provided that upon the occurrence of a default, at the election of Beal Bank, the loans under the DIP Facility shall bear interest at rates that are two percent per annum in excess of the rates otherwise payable with respect to the DIP Facility.

Fees. An unused line fee shall be payable monthly on the daily unutilized portion of the DIP Facility, in the amount of (i) fifty basis points with respect to any unutilized amounts under the DIP Facility in excess of 67% of the maximum amount of the revolving loans under the DIP Facility and (ii) twenty-five basis points with respect to any unutilized amounts under the DIP Facility less than or equal to 67% of the maximum amount of the revolving loans under the DIP Facility.

Security. Borrowings under the DIP Facility are secured by substantially all of the Debtors’ assets and rank senior to the liens securing the TAC Notes and TCH Notes, subject to a carveout for the payment of certain fees and disbursements incurred by professionals appointed in the Debtors’ chapter 11 cases.

Prepayments. The Debtors may prepay the principal of the DIP Facility, in whole or in part, at any time. Mandatory prepayments of the DIP Facility will be required in amounts equal to 100% of (i) the net cash proceeds of any merger, reorganization, consolidation, transfer, sale, assignment, lease or other disposition outside the ordinary course of business, and (ii) the insurance or condemnation proceeds received in connection with a casualty event, condemnation or other loss in each case, in excess of $5 million for any single loss.

Covenants. The DIP Agreement contains certain affirmative and negative covenants, including obligations of the Debtors to maintain their qualification and good standing, maintain licenses and governmental authorizations, maintain certain insurance coverages and comply with applicable environmental and ERISA laws; restrictions on mergers, consolidations, sales, acquisitions, assets sales, certain types of permitted businesses and creation of liens; and achievement of certain EBITDA levels prior to any borrowings under the DIP Facility, among other restrictions.

Use of Proceeds. Pursuant to the DIP Agreement approved by order of the Bankruptcy Court, proceeds will be used for general working capital purposes in the ordinary course of business (i) to fund expenses incident to the Debtors’ efforts to operate, maintain, reorganize or dispose of their business and assets, (ii) to fund payment of fees and expenses owing to professionals incurred during the chapter 11 cases, (iii) to pay all fees and expenses provided under the DIP Agreement (whether incurred before or after the petition date) and (iv) as otherwise authorized by such orders, including permitted capital expenditures, priority employee wage claims and expenses associated with the assumption of executory contracts and unexpired leases. As of December 31, 2004, the Debtors had drawn approximately $35.8 million under the DIP Facility, leaving availability of approximately $64.2 million.

Although no assurance can be given, we believe that cash provided by operating activities, along with financing provided by the DIP Facility, should provide us with sufficient liquidity to fund our operations through the effective date of the Plan. Our ability to maintain sufficient liquidity to fund our operations during the term of the DIP Facility is dependent on our ability to comply with the covenants under the DIP Facility and to generate sufficient cash flows to meet our obligations as they become due.

As noted above, the DIP Facility expires upon the earlier of the effective date of a plan of reorganization of the Debtors or November 22, 2005, unless otherwise terminated in accordance with its terms. If it appears likely that the DIP Facility will expire prior to the effective date of a plan of reorganization, we expect to request an amendment of the DIP Facility to postpone the expiration thereof to a date that would allow sufficient time for a reorganization plan to become effective. It is uncertain whether Beal Bank would agree to such an amendment and what terms Beal Bank might attempt to impose in connection with such an amendment. If we were not successful in postponing the expiration of the DIP Facility, we would likely seek alternative debtor-in-possession financing. We can provide no assurance that alternative debtor-in-possession financing would be available on terms acceptable to us, if at all.

Future Sources of Liquidity

If the Debtors consummate the Plan, they expect to use cash provided by operating activities and proceeds from the Exit Facility to satisfy their liquidity needs. The New Notes and the Exit Facility are subject to the approval of the Bankruptcy Court and confirmation and consummation of the Plan. There is no assurance that the Bankruptcy Court will approve these documents in the forms currently filed with the court, and the Bankruptcy Court or the parties may modify such agreements prior to the effective date of the Plan.

Exit Facility

On December 17, 2004, THCR, TAC and TCH entered into a commitment letter (the “Exit Facility Commitment Letter”), with Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”) and UBS Loan Finance LLC and UBS Securities LLC (collectively, “UBS”), pursuant to which Morgan Stanley and UBS agreed to provide a financing commitment for, and act as joint lead arrangers and bookrunners, and Morgan Stanley agreed to act as administrative agent in connection with the Exit Facility. The Exit Facility Commitment Letter was amended during the first quarter of 2005 to give effect to certain developments in the Debtors’ chapter 11 cases. The Exit Facility Commitment Letter is subject to certain terms and conditions and is subject to Bankruptcy Court approval. The Debtors expect that on the effective date of the Plan, the Debtors, Morgan Stanley and UBS will enter into the Exit Facility, which will incorporate the principal terms of the Exit Facility Commitment Letter. Although the Debtors have filed a form of the Exit Facility with the Bankruptcy Court, the terms of such facility remain subject to additional negotiation among the Debtors, Morgan Stanley and UBS, and these parties and the Bankruptcy Court may modify the Exit Facility prior to the effective date of the Plan.

General. The Exit Facility Commitment Letter contemplates an Exit Facility in the aggregate principal amount of up to $500 million in the form of (i) a single draw term loan facility in the amount of $150 million (the “Tranche B-1 Term Loan Facility”), (ii) a delayed draw term loan facility in the amount of $150 million (the “Tranche B-2 Term Loan Facility,” together with the Tranche B-1 Term Loan Facility, the “Term Loans”), and (iii) a revolving credit facility in the amount of $200 million (the “Revolving Credit Facility”).

Availability of Loans. Loans under the Tranche B-1 Loan Facility could only be borrowed on the effective date of the Plan. Loans under the Tranche B-2 Loan Facility may be borrowed in multiple drawings during the period commencing on the effective date through the first anniversary of the effective date. Loans under the Revolving Loan Facility could be borrowed, repaid and reborrowed on and after the effective date through the fifth anniversary of the effective date.

Interest and Fees. Subject to certain exceptions, amounts borrowed under the Exit Facility would bear interest, as follows:

•	For the first six months after the effective date, borrowings under the Revolving Credit Facility would bear interest, at the Debtors’ election: (i) at a base rate plus 1.50% per annum or (ii) an adjusted Eurodollar rate plus 2.50% per annum. Thereafter, the interest rate for such borrowings would be the base rate or adjusted Eurodollar rate, at the Debtors’ election, plus, in either case, a margin based on the Debtors’ consolidated ratio of consolidated EBITDA to total indebtedness; and

•	Borrowings under each of the Term Loans would bear interest, at the Debtors’ election, at a base rate plus 1.75% per annum or an adjusted Eurodollar rate plus 2.75% per annum.

The Debtors would also pay the following fees for unused commitments under the Exit Facility:

•	For the Tranche B-2 Term Loan Facility, the Debtors would pay, quarterly in arrears, 1.00% per annum on the daily average unborrowed available funds under such facility; and

•	For the Revolving Credit Facility, the Debtors would pay, quarterly in arrears, 0.50% per annum on the daily average of unborrowed available funds under such facility.

Furthermore, the Debtors would pay all reasonable out-of-pocket fees and expenses incurred by Morgan Stanley, UBS and their affiliates in connection with the Exit Facility Commitment Letter and Exit Facility.

Maturity and Amortization. The Term Loans would mature on the seventh anniversary of the Effective Date. The Term Loans would be repaid during the final year of such loans in equal quarterly amounts, subject to amortization of approximately 1.0% per year prior to such final year. The Revolving Credit Facility would mature on the fifth anniversary of the effective date and all loans thereunder would be repaid on the maturity date.

Security. The Exit Facility would be secured by a first priority security interest in (i) substantially all of the present and future property and assets of the Debtors, including, but not limited to, machinery and equipment, inventory and other goods, accounts receivable, owned real estate, leaseholds, fixtures, bank accounts, general intangibles, license rights, patents, trademarks, trade names, copyrights, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash, (ii) all shares of capital stock of (or other ownership interests in) and intercompany debt of the Debtors and each present and future subsidiary of the Debtors, subject to applicable regulatory approvals, and (iii) all proceeds and products of the property and assets of the foregoing.

Guarantees. The obligations under the Exit Facility would be guaranteed by each of the direct and indirect wholly-owned subsidiaries of THCR, subject to customary exceptions, exclusions and release mechanics. Each guarantee of the obligations under the Exit Facility would be a senior obligation of each guarantor, and would rank pari passu in right of payment with any future senior indebtedness of the guarantors. In addition, each guarantee would rank senior in right of payment to all of the existing and future subordinated indebtedness of each guarantor.

Prepayments. The Debtors would have the option to prepay any or all borrowings under the Exit Facility without premium or penalty, subject to certain terms and conditions. The Debtors would be required to make mandatory prepayments of indebtedness under the Exit Facility from a percentage (with step-downs to zero, based on the Debtors’ consolidated leverage ratio) of the net cash proceeds from all asset sales, tax refunds, indemnity payments, pension reversions, insurance proceeds and debt offerings subject to exceptions described in the Exit Facility. Commencing on the first anniversary of the effective date, the Debtors would also be required to make mandatory payments of indebtedness under the Exit Facility from a percentage of the Debtors’ cash flow, initially 50%, and decreasing to zero, based on the Debtors’ consolidated leverage ratio. In addition, the Debtors would be required to make mandatory payments of indebtedness under the Exit Facility from a percentage of the Debtors’ net cash proceeds from the issuance of equity, initially 50%, and decreasing to zero, based on the Debtors’ consolidated leverage ratio.

Covenants. The Debtors would be required to comply with negative and affirmative covenants, including limitations on liens, indebtedness, mergers and acquisitions, sales of assets, investments, dividends and distributions, becoming a general partner in any partnership, new subsidiaries, repurchasing shares of capital stock, prepaying, redeeming or repurchasing debt, capital expenditures, negative pledges, changing the nature of the Debtors’ business, amending organizational documents, debt documents or other material agreements, changing accounting policies or reporting practices, transactions with affiliates and customary financial and other reporting requirements, among other restrictions. In addition, the Debtors would be required to comply with certain financial ratios and other financial covenants, such as consolidated EBITDA to total indebtedness, consolidated EBITDA to first lien debt and consolidated EBITDA to cash interest expense, in each case calculated on a consolidated basis for each consecutive four fiscal quarter period.

Events of Default. The Exit Facility would contain customary events of default, including failure to make payments when due, material breaches of representations and warranties, noncompliance with covenants, cross defaults, bankruptcy and insolvency defaults, material monetary judgment defaults, impairment of security interests in collateral, change of control and ERISA matters.

Use of Proceeds. The Term Loans and the Revolving Credit Facility would be used solely to (i) refinance all amounts outstanding under the DIP Facility, (ii) fund the construction of a new tower at the Trump Taj Mahal, (iii) pay the fees and expenses incurred in connection with the chapter 11 cases and (iv) provide for the ongoing working capital and general corporate needs of the Debtors.

Conditions to Exit Facility. The commitment of Morgan Stanley and UBS will be subject to the negotiation, execution and delivery of definitive agreements in connection with the Exit Facility. The Exit Facility will also be subject to customary conditions, including Morgan Stanley’s and UBS’s reasonable satisfaction with the Plan, Disclosure Statement and confirmation order of the Bankruptcy Court; effectiveness of the Plan; Morgan Stanley’s and UBS’s reasonable satisfaction with the corporate and legal structure and organizational documents of the Debtors; ownership of the capital stock of the Debtors free and clear of any liens, charges or encumbrances, other than the collateral securing the Exit Facility, the liens securing the New Notes and agreed upon additional liens; absence of material adverse change; absence of pending or threatened material litigation; governmental and third-party consents; accuracy of information regarding the Debtors supplied to Morgan Stanley and UBS in all material respects; Morgan Stanley’s and UBS’s reasonable satisfaction with environmental matters; Morgan Stanley’s and UBS’s satisfaction with the Debtors’ ability to meet material ERISA obligations; Morgan Stanley’s and UBS’s satisfaction with the Debtors’ insurance policies; completion of relevant due diligence; receipt by Morgan Stanley and UBS of legal opinions with respect to the Debtors; nonexistence of any event of default under the loan documentation; the representations and warranties of the Debtors being true in all material respects; payment of accrued fees and expenses of Morgan Stanley and UBS; and obtaining of ratings for the Exit Facility from Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services.

New Notes

Pursuant to the Plan, the holders of the TAC Notes would receive approximately $777.3 million aggregate principal amount of New Notes, the holders of the TCH First Priority Notes would receive $425.0 million aggregate principal amount of New Notes and the holders of the TCH Second Priority Notes (other than Mr. Trump) would receive approximately $47.7 million aggregate principal amount of New Notes.

Issuers. The issuers of the New Notes would be THCR Holdings and THCR Funding (the “Issuers”). An estimated amount of approximately $730 aggregate principal amount of the New Notes would be nonrecourse to the Issuers and to the partners of THCR Holdings (the “Non-Recourse Portion”). An estimated amount of approximately $520 million aggregate principal amount of the New Notes would be recourse to the Issuers and to THCR, in its capacity as general partner of THCR Holdings (the “Recourse Portion”). The Recourse Portion and Non-Recourse Portion shall be recalculated on a periodic basis based on certain tax considerations no less frequently than annually, provided that in no event shall the Non-Recourse Portion exceed $730 million aggregate principal amount of New Notes.

Guarantors. All of the domestic subsidiaries of THCR Holdings immediately following the effective date of the Plan (except for THCR Funding, the co-issuer of the New Notes) (the “Guarantors”) would guarantee the Recourse Portion, which would be fully recourse and enforceable against the collateral securing the New Notes. All of the Guarantors, with the exception of Trump Indiana, Inc., would guarantee the Non-Recourse Portion, which would be nonrecourse and enforceable only against the collateral securing the New Notes.

Ranking. The New Notes would be senior obligations of the Issuers and would rank senior in right of payment to all of the future subordinated indebtedness of the Issuers. The obligations of the Issuers under the New Notes would be guaranteed in the manner set forth above on a senior basis by each of the Guarantors and would rank senior in right of payment to any of the Guarantors’ future subordinated indebtedness. Notwithstanding the foregoing, the New Notes and the guarantees thereof would be effectively subordinated to the Exit Facility.

Collateral. THCR Holdings’ obligations under the New Notes would be secured by a lien on substantially all the Guarantors’ now owned or, subject to certain exceptions, hereafter acquired real property and incidental personal property and certain other property of the Debtors (with the exception of those of Trump Indiana, Inc.) subject to liens securing the Exit Facility and certain permitted prior liens. The Issuers would provide an annual valuation of the collateral securing the Notes, prepared and certified by a nationally recognized independent appraisal or investment banking firm, identifying the value of all interests in real property and other property incidental to the activity of holding real property. Based on the results of such valuation, the Issuers and the Guarantors would grant additional collateral to secure the obligations under the Notes and Guarantees consisting of other property and assets of the Issuers and Guarantors, other than certain excluded assets, based on certain tax considerations. From and after the time when the Exit Facility and other priority indebtedness and all refinancings of the Exit Facility and other priority indebtedness that are permitted under the New Notes indenture were no longer outstanding, the liens securing the New Notes and the guarantees thereof would no longer be subordinated to any other liens, except for certain permitted liens under the New Notes indenture.

Term. The New Notes would mature ten years from the effective date of the Plan.

Interest Rate. The New Notes would bear interest at a rate of 8.5% per annum.

Optional Redemption. Except in connection with a public or private equity offering, the New Notes would not be redeemable until the fifth anniversary of the effective date of the Plan. Until the third anniversary of the effective date, the Issuers could redeem up to 35.0% of the aggregate principal amount of the New Notes with the net proceeds of one or more public or private equity offerings. Commencing on the fifth anniversary of the effective date and for each twelve month period thereafter until the eighth anniversary of the effective date, the New Notes would be redeemable at certain percentages decreasing to 100% of the outstanding principal amount.

Asset Sales. If the Issuers or certain restricted subsidiaries engaged in certain asset sales, the Issuers would have the option, subject to certain exceptions, to invest the net cash proceeds from such sales in certain permitted businesses within one year or repay obligations under the Exit Facility or other indebtedness secured by liens that were senior to the liens securing the New Notes. In the event (i) the Issuers or certain restricted subsidiaries sold assets that produce in excess of a certain percentage of THCR Holdings’ 12-month trailing EBITDA, or (ii) any net asset sale proceeds that were not invested or applied within one year exceed $15 million, THCR Holdings and THCR Funding would be required to offer to purchase the New Notes at a purchase price equal to 100% of the principal amount, plus accrued interest.

Gaming Redemption. The New Notes would be subject to redemption requirements imposed by gaming laws and regulations of gaming regulatory authorities in New Jersey and Indiana and other gaming regulatory authorities with jurisdiction over THCR Holdings’ properties.

Change of Control. If a “change in control” of THCR Holdings occurred, THCR Holdings would be required to give holders of the New Notes the opportunity to sell to THCR Holdings their New Notes at 101% of their face amount, plus accrued interest. The Debtors may not be able to pay the required price for the New Notes presented for repurchase upon a change of control, however, because the Debtors may not have sufficient funds at that time or the terms of the Exit Facility and other debt could prevent the Debtors from paying.

To the extent that any New Notes are redeemed under the foregoing provisions, the Recourse Portion and guarantees of the Recourse Portion would be correspondingly reduced. Any New Notes redeemed in excess of the Recourse Portion would reduce the Non-Recourse Portion and the guarantees of the Non-Recourse Portion.

Covenants. The New Notes indenture would contain covenants limiting THCR Holdings’ (and most or all of its subsidiaries’) ability to:

•	incur additional debt;

•	pay dividends or distributions on its equity interests or repurchase its equity interests;

•	issue stock of subsidiaries;

•	make certain investments;

•	create liens on its assets to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

If we consummated the Plan, our future liquidity would be substantially dependent on our ability to achieve positive operating results and maintain satisfactory capital. We expect to increase our capital expenditure budget after consummation of the Plan, in part to make certain capital expenditures that had been deferred due to our constrained liquidity position prior to filing for bankruptcy. If the Plan is consummated, we intend to construct a new 1,250-room tower at the Trump Taj Mahal commencing in 2006. However, plans for construction of such a tower remain at a preliminary stage, and there is no assurance that such construction will take place, or that, if consummated, the new tower would be profitable.

We are currently evaluating the amount of Net Operating Losses (“NOLs”) carryforwards that would be available to us were we to successfully consummate the Plan. Our ability to use NOLs and other tax attributes may be subject to certain statutory and other limitations and may be affected by our financial restatement under “fresh start” accounting. At this time, we are not able to determine with specificity the impact of statutory limitations, or our financial restatement, on the amount of our NOL carryforwards. In addition, the Internal Revenue Service may challenge our ability to use NOL carryforwards or contend that such carryforwards are subject to other limitations.

Contractual Obligations and Commercial Commitments

The following tables set forth summaries of our obligations and commitments as of December 31, 2004 to make future payments under contracts, such as debt and lease agreements, and under contingent commitments. As a result of the chapter 11 filing, the rights and interests of our various creditors will be substantially altered. Actions to collect pre-petition indebtedness against a debtor, as well as most other pending litigation against a debtor, are stayed and other prepetition obligations against us may not be enforced.

We have filed schedules with the Bankruptcy Court indicating the executory contracts and unexpired leases we are assuming under the Plan. The Bankruptcy Court is currently reviewing these schedules and would eventually resolve any claims by parties affected by the rejections of these contracts or leases. As such, the table below does not take into account any contracts that may be rejected through the Bankruptcy Court process. Since the Plan has yet to be consummated, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Plan, including the restructuring of our existing public indebtedness, consummation of the Exit Facility or issuance of New Notes.

The following tables set forth summaries of TAC’s obligations as of December 31, 2004 and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments:

	Payments Due by Period as of December 31, 2004 (In Thousands)
Contractual Obligations	Total	2005	2006 - 2007	2008 - 2009	Thereafter
Long-Term Debt	$1,349,441	$24,017	$1,324,957	$467	$—
Capital Lease Obligations	55,707	28,194	27,039	474	—
Operating Leases	95,901	5,757	6,950	2,909	80,285
Interest on the TAC Notes	219,375	146,250	73,125	—	—
Other Long-Term Obligations (a)	17,799	12,606	5,193	—	—

Total Contractual Cash Obligations	$1,738,223	$216,824	$1,437,264	$3,850	$80,285

(a)	As of December 31, 2004, TAC had an aggregate minimum contractual obligation of approximately $17,799,000 under various employment agreements with certain employees, of which approximately $2,330,000 will be reimbursed through the Casino Services Agreement. These commitments mature at various dates through 2006.

Effects of Transactions with Related and Certain Other Parties

Affiliated party transactions are governed by the Delaware General Corporation Law, a settlement agreement pertaining to THCR’s acquisition of the Trump Marina Hotel Casino (“Trump Marina”) in 1996, the partnership agreement of THCR Holdings and by the indentures under which the TAC Notes were issued, which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party and require the approval of a majority of THCR’s independent directors for certain affiliated transactions. If the Plan is consummated, THCR will no longer be bound by the terms of such settlement agreement or the indentures, although the Exit Facility, amended and restated partnership agreement of THCR Holdings, and indenture governing the New Notes would be expected to contain similar provisions. Generally, affiliated party transactions are required to be on terms as favorable as they would be with unaffiliated parties, and require the approval of a majority of THCR’s independent directors, Messrs. Wallace B. Askins, Don M. Thomas and Robert J. McGuire.

Donald J. Trump and certain affiliates have engaged in certain related party transactions with respect to THCR and its subsidiaries. See “Executive Compensation; Compensation Committee Interlocks and Insider Participation.”

Results of Operations for the Years Ended December 31, 2003 and 2004

The following tables include selected data of Taj Associates and Plaza Associates for the years ended December 31, 2003 and 2004:

	Year Ended December 31,
	2003 Taj Associates	2004 Taj Associates	2003 Plaza Associates	2004 Plaza Associates	2003 Total TAC *	2004 Total TAC *
	(in millions)
Revenues:
Gaming	$511.9	$496.3	$313.2	$312.9	$825.1	$809.2
Other	105.3	109.4	68.4	73.6	173.7	183.0

Gross revenues	617.2	605.7	381.6	386.5	998.8	992.2
Less: promotional allowances	129.9	135.7	90.2	101.7	220.1	237.4

Net revenues	487.3	470.0	291.4	284.8	778.7	754.8

Costs and expenses:
Gaming	232.0	227.3	147.9	150.5	379.9	377.8
Other	34.5	32.7	21.5	22.0	56.0	54.7
General and administrative	104.0	103.6	66.5	73.6	170.7	177.3
Depreciation and amortization	44.4	49.3	20.1	23.5	64.6	72.8
Debt renegotiation and reorganization costs	—	2.7	—	1.8	0.3	21.6

Total costs and expenses	414.9	415.6	256.0	271.4	671.5	704.2

Income from operations	72.4	54.4	35.4	13.4	107.2	50.6

Interest and other non-operating income	0.3	0.3	0.4	2.6	0.8	2.2
Interest expense	(98.3)	(99.0)	(59.7)	(56.8)	(158.0)	(155.7)

Total non-operating expense, net	(98.0)	(98.7)	(59.3)	(54.2)	(157.2)	(153.5)

Loss before income tax provision	(25.6)	(44.3)	(23.9)	(40.8)	(50.0)	(102.9)
Income tax provision	(2.4)	(2.5)	(1.5)	(1.7)	(3.9)	(4.2)

Net Loss	$(28.0)	$(46.8)	$(25.4)	$(42.5)	$(53.9)	$(107.1)

*	Intercompany eliminations and expenses of Trump Administration, TAC, TAC Funding, TAC Funding II and TAC Funding III are not separately shown.

	Year Ended December 31,
	2003 Taj Associates	2004 Taj Associates		2003 Plaza Associates	2004 Plaza Associates		2003 Total TAC	2004 Total TAC
	(in millions)
Table Game Revenues (1)	$153.4	$141.2		$88.5	$82.9		$241.9	$224.1
Incr (Decr) over Prior Period		$(12.2)			$(5.6)			$(17.8)
Table Game Drop (2)	$896.7	$879.0		$574.8	$555.1		$1,471.5	$1,434.1
Incr (Decr) over Prior Period		$(17.7)			$(19.7)			$(37.4)
Table Win Percentage (3)	17.1%	16.1%		15.4%	14.9%		16.4%	15.6%
Incr (Decr) over Prior Period		(1.0	) pts		(0.5	) pts		(0.8	) pts
Number of Table Games	127	127		90	91		217	218
Incr (Decr) over Prior Period		—			1			1

Slot Revenues (4)	$336.5	$330.7		$224.7	$230.0		$561.2	$560.7
Incr (Decr) over Prior Period		$(5.8)			$5.3			$(0.5)
Slot Handle (5)	$4,244.7	$4,298.0		$2,819.6	$2,832.4		$7,064.3	$7,130.4
Incr (Decr) over Prior Period		$53.3			$12.8			$66.1
Slot Win Percentage (6)	7.9%	7.7%		8.0%	8.1%		7.9%	7.9%
Incr (Decr) over Prior Period		(0.2	) pts		0.1	pts		—	pts
Number of Slot Machines	4,695	4,405		2,941	2,864		7,636	7,269
Incr (Decr) over Prior Period		(290)			(77)			(367)

Poker Revenues	$20.3	$22.8		—	—		$20.3	$22.8
Incr (Decr) over Prior Period		$2.5			—			$2.5
Number of Poker Tables	66	66		—	—		66	66
Incr (Decr) over Prior Period		—			—			—

Other Gaming Revenues	$1.7	$1.6		—	—		$1.7	$1.6
Incr (Decr) over Prior Period		$(0.1)			—			$(0.1)

Total Gaming Revenues	$511.9	$496.3		$313.2	$312.9		$825.1	$809.2
Incr (Decr) over Prior Period		$(15.6)			$(0.3)			$(15.9)

Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	93.9%	93.6%		91.6%	93.1%		92.9%	93.4%
Average Daily Rate (Room Revenue)	$78.04	$77.13		$79.67	$79.29		$78.71	$78.03

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of TAC’s revenues. The year-over-year decrease in gaming revenues was primarily due to decreased gaming revenues at the Trump Taj Mahal. The decrease in total gaming revenue was principally caused by the loss of market share due to the opening of the Borgata in July 2003.

Table game revenues decreased by approximately $17,800,000, or 7.4%, from the comparable period in 2003 due to decreases in the table game drop and the table win percentage at both the Trump Taj Mahal and Trump Plaza. TAC’s overall table win percentage decreased to 15.6%, from 16.4% in the comparable period in 2003. Table game revenues represent the amount retained by TAC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table win percentages were 15.9% and 15.3% for the years ended December 31, 2003 and 2004, respectively.

Promotional allowances increased by approximately $17,300,000, or 7.9%, from the comparable period in 2003 primarily as a result of increases in coin expense and complimentary hotel services at both the Trump Taj Mahal and Trump Plaza.

Gaming costs and expenses decreased by approximately $2,100,000, or 0.6%, from the comparable period in 2003 primarily due to decreases in payroll expenses at both the Trump Taj Mahal and the Trump Plaza.

General and administrative costs and expenses increased by approximately $6,600,000, or 3.9%, from the comparable period in 2003. Expense decreases at the Trump Taj Mahal were primarily related to decreased payroll offset by increased entertainment and utility expenses. Expense increases at the Trump Plaza were primarily related to an expense provision in the approximate amount of $8,014,000 regarding the recoverability of a real estate tax appeal with the City of Atlantic City. Additionally, both the Trump Taj Mahal and Trump Plaza recorded a donation of casino reinvestment obligations in the prior year.

Depreciation and amortization costs and expenses increased by approximately $8,200,000, or 12.7%, from the comparable period in 2003. Expense increases at both the Trump Taj Mahal and Trump Plaza were primarily related to slot machine purchases.

We incurred approximately $2,000,000 in debt renegotiation costs during the year ended December 31, 2004 related to a since terminated recapitalization transaction with DLJMB. Additionally we have incurred approximately $19,569,000 in reorganization costs during the year ended December 31, 2004 related to our reorganization efforts.

Other non-operating income increased by approximately $1,400,000 from the comparable period in 2003. The increase was primarily due to the settlement of an insurance claim in April 2004 for the Trump Plaza’s warehouse, which collapsed due to an unusual amount of snowfall in February, 2003. The insurance settlement resulted in a gain of approximately $2,100,000. Additionally, other non-operating income includes a charge of approximately $717,000 for the sale of property in Atlantic City.

Results of Operations for the Years Ended December 31, 2002 and 2003

The following table includes selected data of Taj Associates and Plaza Associates for the years ended December 31, 2002 and 2003:

	Year Ended December 31,
	2002 Taj Associates	2003 Taj Associates	2002 Plaza Associates	2003 Plaza Associates	2002 Total TAC *	2003 Total TAC *
	(in millions)
Revenues:
Gaming	$529.3	$511.9	$336.4	$313.2	$865.7	$825.1
Other	110.0	105.3	69.9	68.4	179.9	173.7

Gross revenues	639.3	617.2	406.3	381.6	1,045.6	998.8
Less: promotional allowances	123.4	129.9	90.1	90.2	213.5	220.1

Net revenues	515.9	487.3	316.2	291.4	832.1	778.7

Costs and expenses:
Gaming	232.8	232.0	155.5	147.9	388.3	379.9
Other	35.8	34.5	21.7	21.5	57.5	56.0
General and administrative	107.8	104.0	68.2	66.5	176.2	170.7
Depreciation and amortization	38.2	44.4	18.0	20.1	56.1	64.6
Debt renegotiation costs	—	—	—	—	1.6	0.3

Total costs and expenses	414.6	414.9	263.4	256.0	679.7	671.5

Income from operations	101.3	72.4	52.8	35.4	152.4	107.2

Interest and other non-operating income	0.6	0.3	0.6	0.4	1.2	0.8
Interest expense	(96.4)	(98.3)	(52.7)	(59.7)	(153.2)	(158.0)

Total non-operating expense, net	(95.8)	(98.0)	(52.1)	(59.3)	(152.0)	(157.2)

Income/(loss) before income tax provision	5.5	(25.6)	0.7	(23.9)	0.4	(50.0)
Income tax provision	(2.3)	(2.4)	(1.5)	(1.5)	(3.8)	(3.9)

Net income/(loss)	$3.2	$(28.0)	$(0.8)	$(25.4)	$(3.4)	$(53.9)

*	Intercompany eliminations and expenses of Trump Administration, TAC, TAC Funding, TAC Funding II and TAC Funding III are not separately shown.

	Year Ended December 31,
	2002 Taj Associates	2003 Taj Associates		2002 Plaza Associates	2003 Plaza Associates		2002 Total TAC	2003 Total TAC
	(in millions)
Table Game Revenues (1)	$151.4	$153.4		$100.3	$88.5		$251.7	$241.9
Incr (Decr) over Prior Period		$2.0			$(11.8)			$(9.8)
Table Game Drop (2)	$935.3	$896.7		$608.9	$574.8		$1,544.2	$1,471.5
Incr (Decr) over Prior Period		$(38.6)			$(34.1)			$(72.7)
Table Win Percentage (3)	16.2%	17.1%		16.5%	15.4%		16.3%	16.4%
Incr (Decr) over Prior Period		0.9	pts.		(1.1	) pts.		0.1	pts.
Number of Table Games	137	127		88	90		225	217
Incr (Decr) over Prior Period		(10)			2			(8)

Slot Revenues (4)	$355.4	$336.5		$236.1	$224.7		$591.5	$561.2
Incr (Decr) over Prior Period		$(18.9)			$(11.4)			$(30.3)
Slot Handle (5)	$4,463.2	$4,244.7		$2,941.0	$2,819.6		$7,404.2	$7,064.3
Incr (Decr) over Prior Period		$(218.5)			$(121.4)			$(339.9)
Slot Win Percentage (6)	8.0%	7.9%		8.0%	8.0%		8.0%	7.9%
Incr (Decr) over Prior Period		(0.1	) pts.		—	pts.		(0.1	) pts.
Number of Slot Machines	4,826	4,695		2,928	2,941		7,754	7,636
Incr (Decr) over Prior Period		(131)			13			(118)

Poker Revenues	$20.5	$20.3		—	—		$20.5	$20.3
Incr (Decr) over Prior Period		$(0.2)			—			$(0.2)
Number of Poker Tables	66	66		—	—		66	66
Incr (Decr) over Prior Period		—			—			—

Other Gaming Revenues	$2.0	$1.7		—	—		$2.0	$1.7
Incr (Decr) over Prior Period		$(0.3)			—			$(0.3)

Total Gaming Revenues	$529.3	$511.9		$336.4	$313.2		$865.7	$825.1
Incr (Decr) over Prior Period		$(17.4)			$(23.2)			$(40.6)

Number of Guest Rooms	1,250	1,250		904	904		2,154	2,154
Occupancy Rate	94.4%	93.9%		92.8%	91.6%		93.7%	92.9%
Average Daily Rate (Room Revenue)	$80.75	$78.04		$82.06	$79.67		$81.30	$78.71

(1)	“Table Game Revenues” is defined as the total amount wagered by table game patrons (the “Table Game Drop”), less the amounts paid back to such patrons by the casino for winning wagers.
(2)	“Table Game Drop” is defined as the total amount wagered by table game patrons.
(3)	“Table Win Percentage” is defined as the ratio, expressed as a percentage, of Table Games Revenues to Table Game Drop.
(4)	“Slot Revenues” is defined as the total amount wagered by slot patrons (the “Slot Handle”), less the amount paid back to slot patrons by the casino for winning pulls.
(5)	“Slot Handle” is defined as the total amount wagered by slot patrons.
(6)	“Slot Win Percentage” is defined as the ratio, expressed as a percentage, of Slot Revenues to Slot Handle.

Gaming revenues are the primary source of TAC’s revenues. The year-over-year decrease in gaming revenues was due to decreased table game revenues at Trump Plaza and decreased slot revenues at both the Trump Taj Mahal and Trump Plaza. The decrease in total gaming revenue was principally caused by severe winter weather conditions in the Atlantic City Market during the first quarter of 2003, as well as adverse economic conditions and the war in Iraq. In addition, during the third and fourth quarters of 2003 the lack of overall market growth to accommodate the Borgata opening as well as a sluggish economy and poor weather conditions, including Hurricane Isabel in September, also contributed to this year-over-year decrease.

Table game revenues decreased by approximately $9.8 million, or 3.9%, from the comparable period in 2002 due to decreases in the table game drop at both the Trump Taj Mahal and Trump Plaza. Overall TAC’s table win percentage increased to 16.4% from 16.3% in the comparable period in 2002. Table game revenues represent the amount retained by TAC from amounts wagered at table games. The table win percentage tends to be fairly constant over the long term, but may vary significantly in the short term, due to large wagers by “high rollers.” The Atlantic City industry table win percentages were 15.7% and 15.9% for the year ended December 31, 2002 and 2003, respectively.

Slot revenues decreased by approximately $30.3 million, or 5.1%, from the comparable period in 2002 primarily as a result of the decreased slot handle at both the Trump Taj Mahal and Trump Plaza.

Promotional Allowances increased by approximately $6.6 million, or 3.1%, from the comparable period in 2002 primarily as a result of increases in coin expense and complimentary hotel services.

Gaming costs and expenses decreased by approximately $8.4 million, or 2.2%, from the comparable period in 2002 primarily due to decreases in payroll, gaming taxes and bad debt expenses at both the Trump Taj Mahal and Trump Plaza.

General and administrative costs and expenses decreased by approximately $5.5 million, or 3.1%, from the comparable period in 2002. Expense decreases at both the Trump Taj Mahal and Trump Plaza were primarily related to decreased donations of casino reinvestment obligations, employee benefits, regulatory fees and entertainment expenses partially offset by increases in utilities and insurance expenses. Additionally both the Trump Taj Mahal and Trump Plaza recorded donations of casino reinvestment obligations which resulted in charges of $7,350,000 and $3,715,000 for the year ended December 31, 2002 and 2003, respectively.

TAC was seeking to refinance or modify the terms of the TAC Notes which were approximately $1.3 billion aggregate principal amount as of December 31, 2003. In connection with such efforts, TAC has incurred approximately $1.6 million and $.3 million in debt renegotiation costs in the years ended December 31, 2002 and 2003, respectively.

Seasonality

Our cash flows from operating activities are seasonal in nature. Spring and summer are traditionally peak seasons, with autumn and winter being non-peak seasons. Consequently, our operating results for the two quarters ending in March and December are not historically as profitable as the two quarters ending in June and September. Any excess cash flow achieved from operations during peak seasons is used to subsidize non-peak seasons. Performance in non-peak seasons is usually dependent on favorable weather and a long-weekend holiday calendar. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons, if necessary.

Inflation

There was no significant impact on operations as a result of inflation during 2002, 2003 or 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, including interest rates, foreign currency exchange rates and commodity rates. We have limited exposure to market risk due to the fact that the interest rates on our long term debt are fixed and we do not utilize these financial instruments for trading purposes.

Item 8. Financial Statements and Supplementary Data

An index to financial statements and required financial statement schedules is set forth in Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with accountants on accounting or financial disclosures during the last three fiscal years.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls. There were no specific changes in our internal controls over financial reporting during the fiscal year covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Management of TAC, TAC Funding, TAC Funding II and TAC Funding III

THCR is the sole general partner of THCR Holdings. As the sole general partner of THCR Holdings, THCR generally has the exclusive rights, responsibilities and discretion in the management and control of THCR Holdings and its subsidiaries, including the registrants. THCR Holdings owns 100% of TAC, directly and through its ownership of TAC Holding. TAC Funding, TAC Funding II and TAC Funding III are wholly owned subsidiaries of TAC. TAC and TACC are the general partners of Taj Associates and Plaza Associates. The Board of Directors of each of TAC Funding, TAC Funding II and TAC Funding III consists of Messrs. Trump, Robert M. Pickus, Wallace B. Askins and Don M. Thomas. The indentures governing the TAC Notes each require that two directors of TAC Funding, TAC Funding II and TAC Funding III be persons who would qualify as “Independent Directors” as such term is defined in such indentures.

Set forth below are the names, ages, positions and offices held with the registrants and a brief account of the business experience during the past five years of each member of the board of directors of TAC Funding, TAC Funding II and TAC Funding III and of the executive officers of the registrants.

Position(s) and Office(s) with:
Name	TAC	TAC Funding	TAC Funding II	TAC Funding III
Donald J. Trump	President and Chief Executive Officer	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer	Chairman, President and Chief Executive Officer

Scott C. Butera	Chief Operating Officer	—	—	—

Mark A. Brown	Chief Executive Officer, Casino Operations Group	—	—	—

Robert M. Pickus	Executive Vice President and Secretary	Secretary and Director	Secretary and Director	Secretary and Director

Francis X. McCarthy, Jr.	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer	Executive Vice President of Corp. Fin. and Chief Financial Officer

John P. Burke	Executive Vice President and Corporate Treasurer	Treasurer	Treasurer	Treasurer

Joseph A. Fusco	Executive Vice President; Government Affairs	—	—	—

Wallace B. Askins	—	Director	Director	Director

Don M. Thomas	—	Director	Director	Director

Donald J. Trump (58 years old) has been serving since June 2000 as the (i) President of each of TAC Holding, TAC, TAC Funding, TAC Funding II, TAC Funding III, Trump Atlantic City Corporation (“TACC”) and THCR Enterprises, Inc.; (ii) President and Chief Executive Officer of each of Trump’s Castle Funding, Inc. (“Castle Funding”) (dissolved on June 4, 2003) and Trump Marina, Inc.; and (iii) President and Treasurer of THCR/LP Corporation (“THCR/LP”). Mr. Trump has also been serving as the Chief Executive Officer of THCR, THCR Funding and THCR Holdings since October 2004. From June 2000 through October 2004,

Mr. Trump served as the President and Chief Executive Officer of each of THCR, THCR Funding and THCR Holdings. Since June 1998, Mr. Trump has been serving as the President, Treasurer and sole director of Trump Casinos, Inc. Since the consummation of the TCH Notes offering in March 2003, Mr. Trump has been serving as the President, Chief Executive Officer and Chairman of the Board of TCH and TCF. Until April 1998, Mr. Trump served as the President and Treasurer of Castle Funding. Since November 1997, Mr. Trump has been serving as the Chairman of each of TAC Funding II and TAC Funding III, and as the Chairman of THCR Enterprises, Inc. since January 1997. Since January 1996, he has been serving as the Chairman of TAC Funding. Since March 1995, Mr. Trump has been the Chairman of each of THCR, THCR Funding and THCR Holdings. Since February 1993, Mr. Trump has been the Chairman of TAC Holding. Since December 1992, Mr. Trump has been serving as the sole director of Trump Indiana, Inc. From May 1992 through March 2003, Mr. Trump was the Chairman of the Board of Partner Representatives of Marina Associates. Since November 1991, Mr. Trump has been serving as the President, Treasurer and sole director of Trump Casinos II, Inc. Since October 1991, he has been the Chairman of each of THCR Holding Corp. and THCR/LP. Since March 1991, Mr. Trump has been the President and Treasurer of THCR Holding Corp. and the sole director of TACC. Since March 1986, he has been the Chairman, President and Treasurer of Trump Plaza Funding, Inc. Since March 1985, Mr. Trump has been the Chairman of Trump Marina, Inc. From February 1993 through December 1997, Mr. Trump served as the President of TAC Holding. From March 1991 through December 1997, Mr. Trump served as the President and Treasurer of TACC. Mr. Trump is also currently the President and Chief Executive Officer of The Trump Organization, LLC, which has been in the business, through its affiliates and subsidiaries, of acquiring, developing and managing real estate properties for more than the past five years.

Scott C. Butera (38 years old) has been serving as the President and Chief Operating Officer of THCR and THCR Holdings and Chief Operating Officer of TAC, TCH and TCF since October 2004. From September 2003 through October 2004, Mr. Butera served as the Executive Vice President and Director of Corporate and Strategic Development of THCR and THCR Holdings. Prior to working at THCR, Mr. Butera spent fourteen years working in the financial services industry. From March 2000 to September 2003, Mr. Butera was an Executive Director for UBS Investment Bank, where he served as a client relationship officer with primary responsibilities for the gaming, lodging and leisure industries. From September 1996 until March 2000, he was a Director in the investment banking department of Credit Suisse First Boston, where he served in a similar capacity. Mr. Butera has also served in the investment banking departments of Smith Barney, Inc. and Bear Stearns & Co. Inc., as well as the financial services practice of Coopers & Lybrand. Mr. Butera holds a Masters in Business Administration from New York University’s Leonard N. Stern School of Business and is a graduate of Trinity College in Hartford, Connecticut.

Mark A. Brown (44 years old) has been serving as the President and Chief Executive Officer of THCR’s Casino Operations Group since October 2004. From June 2000 through October 2004, Mr. Brown served as the Chief Operating Officer of each of THCR and TAC. Also since June 2000, Mr. Brown has been serving as the President and Chief Executive Officer of each of Taj Associates, Plaza Associates, Marina Associates and Trump Indiana, Inc. From March 2003 through October 2004, Mr. Brown served as the Chief Operating Officer of TCH and TCF. Since January 2000, Mr. Brown has been serving as the Chief Operating Officer of Taj Associates. Until January 2000, he served as a Vice President of Trump Marina, Inc. From November 1997 to January 2000, Mr. Brown served as the President and Chief Operating Officer of Marina Associates. From July 1995 to November 1997, he served as the Executive Vice President of Operations of Marina Associates.

Robert M. Pickus (50 years old) has been the Executive Vice President and General Counsel of each of THCR Holdings and TAC since April 2000. Mr. Pickus has been the Executive Vice President, General Counsel and Secretary of THCR since March 1995. Since June 2000, Mr. Pickus has been the Secretary and Vice President of THCR/LP. Since April 2000, he has been serving as the Executive Vice President and General Counsel of each of THCR Holdings and TAC. Since February 1998, he has been serving as the (i) Secretary of each of TACC and TAC Holding and (ii) Assistant Secretary and a director of Trump Marina, Inc. Until February 1998, Mr. Pickus served as the Assistant Secretary of TACC. Since January 1997, Mr. Pickus has been serving as the (i) Secretary of THCR Holding Corp. and (ii) Vice President, Secretary and a director of THCR Enterprises, Inc. Since November 1997, he has been serving as a director of each of TAC Funding II and TAC Funding III. Since February 1996, Mr. Pickus has been serving as the Secretary of Marina Associates. Since January 1996, he has been serving as the Secretary and a director of TAC Funding. From October 1995 through March 2003, Mr. Pickus served as a member of the Board of Partner Representatives of Marina Associates. Since February 1995, he has been serving as the Executive Vice President of Corporate and Legal Affairs of each of Taj Associates, Plaza Associates and Marina Associates. Since December 1992, Mr. Pickus has been serving as the Executive Vice President and Secretary of Trump Indiana, Inc. Since March 1986, Mr. Pickus has been serving as the Vice President and Secretary of Trump Plaza Funding, Inc. From April 2000 to December 2000, Mr. Pickus served as the President of Trump Casino Services, LLC. From June 1996 to April 2000, he served as the Executive Vice President of Trump Casino Services, LLC. From November 1995 to May 2000, Mr. Pickus served as a director of each of THCR Holding Corp. and THCR/LP. From April 1994 to February 1998, he served as the Assistant Secretary of TAC Holding. Mr. Pickus has been admitted to practice law in the States of New York and New Jersey since 1980, and in the Commonwealth of Pennsylvania since 1981.

Francis X. McCarthy, Jr. (52 years old) has been serving as the Chief Financial Officer of each of TAC, TAC Funding, TAC Funding II and TAC Funding III since September 1998. Mr. McCarthy has also served as the Executive Vice President of Corporate

Finance and Chief Financial Officer of each of THCR, THCR Holdings and THCR Funding since September 1998. Since August 2000, Mr. McCarthy has been the (i) Chief Financial Officer of Marina Associates and (ii) Chief Financial Officer, Chief Accounting Officer and Assistant Treasurer of Castle Funding. Since September 1998, he has been the Chief Financial Officer of each of TAC, TAC Funding, TAC Funding II and TAC Funding III. From October 1996 to December 2000, Mr. McCarthy served as the Executive Vice President of Corporate Finance of Trump Casino Services, LLC.

John P. Burke (57 years old) has been serving as Treasurer of each of TAC Funding II and TAC Funding III since November 1997. Mr. Burke has also served as the Executive Vice President of each of THCR, THCR Funding and TAC since January 1999. Since April 1998, he has been serving as the Assistant Treasurer of TCH. Since February 1998, Mr. Burke has been the (i) Assistant Treasurer of each of THCR Holding Corp. and THCR/LP and (ii) Treasurer of TACC. From March 1997 through March 2003, Mr. Burke served as a member of the Board of Partner Representatives of Marina Associates. Since January 1997, he has been a Vice President and the Treasurer of THCR Enterprises, Inc. Since January 1996, Mr. Burke has been the Treasurer of TAC Funding. Since March 1995, he has been serving as the Corporate Treasurer of each of THCR, THCR Holdings, THCR Funding and TAC. Since December 1993, Mr. Burke has been serving as a Vice President of each of Marina Associates, Castle Funding, Trump Casinos II, Inc. and TCH. Since December 1992, Mr. Burke has been the Treasurer of Trump Indiana, Inc. Since October 1991, he has been the Corporate Treasurer of each of Taj Associates, Plaza Associates and Marina Associates. From June 1997 to January 1999, Mr. Burke served as a Senior Vice President of each of THCR, THCR Holdings and THCR Funding. From January 1996 to June 1997, he served as the Senior Vice President of Corporate Finance of THCR.

Joseph A. Fusco (60 years old) has been serving as the Executive Vice President of Government Affairs of each of TAC, THCR and THCR Holdings since June 1996 and of Trump Casino Services, LLC from July 1996 until December 2000. From August 1985 to June 1996, Mr. Fusco practiced law as a partner in various Atlantic City law firms specializing in New Jersey casino regulatory, commercial and administrative law matters, most recently from January 1994 to June 1996 as a partner in the law firm of Sterns & Weinroth, P.C., located in Atlantic City. Mr. Fusco previously served as Atlantic County Prosecutor, a gubernatorial appointment, from April 1981 to July 1985 and as Special Counsel for Licensing for the CCC from the inception of that agency in September 1977 to March 1981. Mr. Fusco has been admitted to practice law in the State of New Jersey since 1969.

Wallace B. Askins (74 years old) has been serving as a director of each of TAC Funding II and TAC Funding III since December 1997. Since April 1996, he has been serving as a director of TAC Funding. Since April 1994, Mr. Askins has been serving as a director of TAC Holding. Mr. Askins has also been serving as a director of THCR and THCR Funding since June 1995. From June 1984 to November 1992, Mr. Askins served as Executive Vice President, Chief Financial Officer and as a director of Armco, Inc.

Don M. Thomas (74 years old) has been serving as a director of each of TAC Funding II and TAC Funding III since December 1997. Since April 1996, he has been a director of TAC Funding. Since June 1995, Mr. Thomas has been serving as a director of THCR and THCR Funding. Since January 1985, Mr. Thomas has been serving as the Senior Vice President of Corporate Affairs of the Pepsi-Cola Bottling Co. of New York. From 1985 through 1987, Mr. Thomas served as a Commissioner and the acting Chairman of the CRDA, and a Commissioner of the CCC from 1980 through 1984 during a portion of which time Mr. Thomas also served as the acting Chairman. Mr. Thomas is an attorney licensed to practice law in New York. In March 2003, Mr. Thomas became a member of TCH’s and TCF’s Boards of Directors.

Messrs. Trump, Brown, Butera, Pickus, McCarthy, Burke and Fusco have executive employment agreements pursuant to which such individuals serve as officers of THCR. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements” for a description of certain of these agreements.

All of the persons listed above are citizens of the United States and have been qualified or licensed by the CCC.

Management of Trump Taj Mahal

TAC is the managing general partner of Taj Associates. TAC Holding is the managing general partner of TAC. The Board of Directors of TAC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

Set forth below are the names, ages, positions and offices held with Taj Associates and a brief summary of the business experience during the past five years of each of the executive officers and certain key employees of Taj Associates other than certain individuals who are also directors or executive officers of TAC.

Mark A. Brown. See Mr. Brown’s biography above. See “Directors and Executive Officers of the Registrant.”

Stephen S. Oskiera (46 years old) has been serving as the Senior Vice President of Finance of Taj Associates since January 2000. Mr. Oskiera previously served as the Vice President of Finance of Trump Casino Services, LLC from November 1999 to January 2000 and as Vice President of Finance of Marina Associates from October 1998 until November 1999. Mr. Oskiera served as Executive Director of Finance for both Marina Associates and Trump Casino Services, LLC from October 1995 to October 1998.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Management of Trump Plaza

TAC is the managing general partner of Plaza Associates. TAC Holding is the managing general partner of TAC. The Board of Directors of TAC Holding consists of Messrs. Trump (Chairman), Askins and Thomas.

Set forth below are the names, ages, positions and offices held with Plaza Associates and a brief summary of the business experience during the past five years of each of the executive officers of Plaza Associates other than those who are also directors or executive officers of THCR.

Matthew A. Harkness (48 years old) has been the Chief Operating Officer of Plaza Associates since January 2001. Mr. Harkness served as Senior Vice President of Marketing at the Trump Taj Mahal throughout 2000. From September 1995 to December 1999, Mr. Harkness served as the Executive Director of Marketing at Trump Marina. Mr. Harkness has served in various Atlantic City casinos in operational and marketing capacities since 1979.

Theresa A. Glebocki (43 years old) has been the Senior Vice President of Finance of Plaza Associates since October 2002. Ms. Glebocki served as the Vice President of Finance of Plaza Associates from September 2000 until October 2002, as Executive Director of Finance of Plaza Associates and Trump Casino Services, LLC from November 1996 until September 2000, and Financial Controller of Plaza Associates from 1991 until 1996.

All of the persons listed above are citizens of the United States and are licensed by the CCC.

Involvement in Certain Legal Proceedings

Because of the Debtors’ bankruptcy filing on November 21, 2004, the foregoing officers and directors have been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years. In addition, certain of our officers and directors also serve as officers or directors of THCR and its other subsidiaries, which filed for reorganization under chapter 11.

Management of Recapitalized THCR

Under the Plan, the current members of the our management may serve in their respective positions through the first meeting of the board of directors after the effective date of the Plan, which would take place no later than thirty days after such effective date. Following the effective date, the new board of directors of THCR would consist of nine members, five Class A Directors acceptable to the TAC Noteholder Committee, three directors acceptable to Donald J. Trump (including Mr. Trump, as Chairman) and a ninth director mutually acceptable to the TAC Noteholder Committee and Mr. Trump. A majority of recapitalized THCR’s board of directors would select the senior management of the Debtors, which may include current members of management, subject to mutually acceptable terms of employment. In addition, on the effective date of the Plan, THCR and Mr. Trump would enter into a voting agreement that would provide for the continued election of Class A Directors (and any person selected by a majority of Class A Directors then serving as directors to fill any vacancy) until the earlier of (i) the date immediately following the date of the sixth annual meeting of THCR’s stockholders following the effective date of the Plan and (ii) such time as the stockholders of recapitalized THCR fail to elect Mr. Trump to THCR’s board of directors, subject to certain terms and conditions. Until THCR and THCR Holdings terminated Mr. Trump’s services agreement for “Cause,” (i) Mr. Trump would have the right to designate up to three directors (along with a ninth director that must be mutually acceptable to Mr. Trump and a majority of Class A Directors), subject to adjustment based on Mr. Trump’s beneficial ownership of shares of recapitalized THCR’s common stock and (ii) Mr. Trump would serve on each committee of recapitalized THCR’s board of directors, other than the compensation committee and audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Not Applicable.

Code of Ethics

We have adopted a Code of Ethics (the “Code”) that applies to our executive officers, including, among others, our chief executive officer and senior financial officers. The Code is intended to qualify as a “code of ethics” as defined by the SEC’s Sarbanes-Oxley Act of 2002, and is designed to deter wrongdoing and to promote:

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

A copy of the Code is posted on our website at www.trumpcasinos.com and will also be provided without charge upon written request to THCR’s General Counsel, Trump Hotels & Casino Resorts, Inc., 1000 Boardwalk, Atlantic City, New Jersey 08401.

Item 11. Executive Compensation

Taj Associates and Plaza Associates do not offer their executive officers stock option or stock appreciation right plans, long-term incentive plans or defined benefit pension plans.

The following table sets forth information regarding compensation paid or accrued during the years ended December 31, 2004, 2003 and 2002 to the Chairman of the Board of TAC Holding, the Chief Executive Officer of Taj Associates and Plaza Associates, and any person who served in such capacities during the fiscal year ended December 31, 2004, and each of the four most highly compensated executive officers of Taj Associates and Plaza Associates whose salary and bonus exceeded $100,000 for the year ended December 31, 2004 (collectively, the “Named Executive Officers”). Messrs. Butera, Pickus, McCarthy, Burke and Fusco are compensated for their services to TAC through the Casino Services Agreement. See “Business; Certain Agreements; Casino Services Agreement.”

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year	Salary		Bonus		All Other Compensation
Donald J. Trump -Chairman of the Board of Directors and President of TAC Holding(1)	2004 2003 2002	$ $ $	750,000 750,000 —	$ $ $	— — —	$ $ $	— — —

Mark A. Brown -President and Chief Executive Officer of the Casino Operations Group and Trump Taj Mahal (2)	2004 2003 2002	$ $ $	1,200,735 1,199,725 846,456	$ $ $	— — 262,500	$ $ $	4,613 4,500 3,800	(3) (3) (3)

Matthew A. Harkness -Chief Operating Officer of Trump Plaza	2004 2003 2002	$ $ $	405,720 362,899 302,322	$ $ $	— 125,000	$ $ $	6,086 5,582 4,714	(3) (3) (3)

Stephen S. Oskiera -Senior Vice President of Finance of Taj Associates	2004 2003 2002	$ $ $	181,976 177,423 167,423	$ $ $	— 50,000	$ $ $	5,459 5,323 5,023	(3) (3) (3)

Theresa A. Glebocki -Senior Vice President of Finance of Plaza Associates	2004 2003 2002	$ $ $	171,248 171,752 156,753	$ $ $	— 50,000	$ $ $	5,138 4,945 4,278	(3) (3) (3)

(1)	Mr. Trump is compensated for his services rendered to Taj Associates and Plaza Associates pursuant to an Executive Agreement, dated June 12, 1995, which was amended and restated effective January 1, 2003, among Mr. Trump, THCR, THCR Holdings and TAC.
(2)	Pursuant to the Casino Services Agreement, Mr. Brown’s compensation is allocated between Taj Associates, Plaza Associates and Marina Associates on a pro-rata basis.
(3)	Represents vested and unvested contributions made by Taj Associates, Plaza Associates and Trump Administration to the Trump Capital Accumulation Plan. Funds accumulated for an employee under the plan consists of the participant’s employer matching contributions equaling 50.0% of the participant’s contributions which are retained until termination of employment, attainment of age 59 ½ or financial hardship, at which time the employee may withdraw his or her vested funds.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

Prior to filing for bankruptcy, we entered into certain contractual arrangements with our executive officers set forth below. These contracts, which are considered pre-petition, may be impacted by the Debtors’ bankruptcy, and as such, the Debtors will either accept or reject these contracts as part of the bankruptcy proceedings. Any claims with respect to these agreements would be subject to Bankruptcy Court approval and limitations on the amount of such claims.

Donald J. Trump. On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (or the “Executive Agreement”), which amended and restated Mr. Trump’s previous executive agreement and was effective as of January 1, 2003. The Executive Agreement was amended on September 17, 2003 to add TAC as a party. Pursuant to the Executive Agreement, Mr. Trump has agreed to act as the President and Chief Executive Officer of THCR and its subsidiaries, if requested. Mr. Trump served as the President and Chief Executive Officer of each of THCR, THCR Holdings and THCR Funding from June 2000 through October 27, 2004. Since October 28, 2004, Mr. Trump has served as the Chief Executive Officer of THCR, THCR Holdings and THCR Funding. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves Consolidated EBITDA (as defined in the Executive Agreement) of $270 million in any year and incentive compensation equal to 5.0% of THCR’s Consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amount deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year. Under the Plan, the Executive Agreement would be terminated and Mr. Trump would enter a new services agreement with THCR and THCR Holdings, as described above under “Business; Certain Agreements; Post-Petition Contracts; Services Agreement.”

During 2004, TAC paid an aggregate of $750,000 to Mr. Trump pursuant to the Executive Agreement.

Mark A. Brown. Mr. Brown serves as the President and Chief Executive Officer of THCR’s Casino Operations Group and President and Chief Executive Officer of Plaza Associates, Taj Associates, Marina Associates and Trump Indiana, Inc. (collectively the “Trump Entities”) pursuant to an employment agreement, dated August 2, 2000 (the “Brown Employment Agreement”), by and among Mr. Brown and Taj Associates. The Brown Employment Agreement, the term of which was effective as of July 1, 2000 and was extended on December 11, 2002 to expire on December 31, 2006, provides for an annual salary of (i) $1.5 million for the 12-month period commencing January 1, 2003; (ii) $1.6 million for the 12-month period commencing January 1, 2004; (iii) $1.7 million for the 12-month period commencing January 1, 2005 and (iv) $1.8 million for the 12-month period commencing January 1, 2006. The Brown Employment Agreement may be terminated by the Trump Entities for “Cause,” defined in the Brown Employment Agreement as (i) the revocation of Mr. Brown’s casino key employee license, (ii) Mr. Brown’s conviction for certain crimes, (iii) Mr. Brown’s disability or death or (iv) Mr. Brown’s breach of loyalty to the Trump Entities. Upon termination for “Cause,” Mr. Brown is entitled to receive compensation earned as of the date of termination; provided, however, that if Mr. Brown’s employment is terminated due to Mr. Brown’s disability or death, Mr. Brown or his estate, as the case may be, will be entitled to a lump sum severance payment equal to six months’ compensation based on his then current salary. Mr. Brown may terminate the Brown Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Brown shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Brown Employment Agreement. “Change of Control” is defined in the Brown Employment Agreement as (i) the acquisition of (x) the Trump Entities or (y) more than 35.0% of THCR’s common stock, or equivalent limited partnership interests, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of Trump Entities. Also, in the event Mr. Brown is transferred to a position located outside of Atlantic City, New Jersey, Mr. Brown shall have the right to terminate the Brown Employment Agreement within seven days of the occurrence of such transfer and shall be entitled to receive a severance payment equal to three months’ compensation based on his then current salary. During the term of the Brown Employment Agreement, Mr. Brown has agreed not to obtain employment for or on behalf of any other casino hotel located in Atlantic City, New Jersey.

Robert M. Pickus. Mr. Pickus serves as Executive Vice President and General Counsel of THCR, THCR Holdings and TAC (collectively, the “Trump Companies”) pursuant to an employment agreement, dated April 17, 2000, (the “Pickus Employment Agreement”). The Pickus Employment Agreement, as amended, expires on December 31, 2006 and provides for an initial annual base salary of $400,000, which increases at a rate not less than 5% per annum commencing January 1, 2004, and a discretionary bonus. The Pickus Employment Agreement may be terminated by the Trump Companies for “Cause,” defined in the Pickus Employment Agreement as (i) the revocation of Mr. Pickus’ casino key employee license, (ii) Mr. Pickus’ conviction for certain crimes, (iii) Mr. Pickus’ disability or death or (iv) Mr. Pickus’ breach of his duty to the Trump Companies. Upon termination for “Cause,” Mr. Pickus is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. Pickus may terminate the Pickus Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. Pickus shall be entitled to receive a lump sum payment for the full amount of unpaid compensation for the full term of the Pickus Employment Agreement. The Pickus Employment Agreement defines “Change of Control” as (i) the acquisition of (x) the Trump Companies or (y) more than 35.0% of THCR’s common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the Pickus Employment Agreement, Mr. Pickus has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. Pickus has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies’ prior written consent.

Francis X. McCarthy, Jr. Mr. McCarthy serves as Executive Vice President of Corporate Finance of the Trump Companies pursuant to an employment agreement, dated April 17, 2000 (the “McCarthy Employment Agreement”). The McCarthy Employment

Agreement, as amended, expires on December 31, 2006 and provides for an initial annual base salary of $400,000, which increases at a rate not less than 5% per annum commencing January 1, 2004, and a discretionary bonus. The McCarthy Employment Agreement may be terminated for “Cause,” defined in the McCarthy Employment Agreement as (i) the revocation of Mr. McCarthy’s casino key employee license, (ii) Mr. McCarthy’s conviction for certain crimes, (iii) Mr. McCarthy’s disability or death or (iv) the breach by Mr. McCarthy of his duty to the Trump Companies. Upon termination for “Cause,” Mr. McCarthy is entitled to receive compensation accrued yet unpaid as of the date of termination. Mr. McCarthy may terminate the McCarthy Employment Agreement at any time following a “Change of Control,” effective on the 30th day after such effective notice, and Mr. McCarthy shall be entitled to receive a lump sum payment of the full amount of the unpaid compensation for the full term of the McCarthy Employment Agreement. The McCarthy Employment Agreement defines “Change of Control” as (i) the acquisition of (x) the Trump Companies or (y) more than 35.0% of THCR’s common stock, or equivalent limited partnership interests of THCR Holdings, by an unrelated party or (ii) the sale or long-term lease of all or substantially all of the assets of the Trump Companies. During the term of the McCarthy Employment Agreement, Mr. McCarthy has agreed to devote his full time, attention and efforts to the Trump Companies, and not to accept employment, either as an employee, consultant or independent contractor, with any other casino hotel located in Atlantic City, New Jersey. Mr. McCarthy has also agreed not to consult with or otherwise engage, either directly or indirectly, in any other activities of a business nature for any other person or entity without the Trump Companies’ prior written consent.

Matthew A. Harkness. Mr. Harkness serves as the Chief Operating Officer of Trump Plaza pursuant to an employment agreement, dated January 1, 2003 and expiring on December 31, 2006 (the “Harkness Employment Agreement”). Pursuant to the Harkness Employment Agreement, Mr. Harkness is paid an initial annual base salary of $350,000 per year. In the event the Harkness Employment Agreement is terminated at any time by Mr. Harkness or Plaza Associates for any reason, Mr. Harkness has agreed that for a period of six months after such termination, he will not accept employment, either as an employee, consultant or independent contractor, with or on behalf of any Atlantic City casino licensee or casino license applicant; provided, however, Mr. Harkness may work at another casino property in Atlantic City owned by THCR. Mr. Harkness has also agreed that for a period of six months following the expiration or termination, as the case may be, of the Harkness Employment Agreement, Mr. Harkness will not solicit or contact, directly or indirectly, any customers met, serviced, developed or continued to develop during his tenure with Plaza Associates nor will he solicit or otherwise discuss employment, directly or indirectly, with any employees of Plaza Associates or any of its related or affiliated companies. The Harkness Employment Agreement may be terminated by Plaza Associates for “Cause,” defined in the Harkness Employment Agreement as (i) Mr. Harkness’ breach of the Harkness Employment Agreement or of any employee conduct rules; (ii) Mr. Harkness’ refusal to perform his duties under the Harkness Employment Agreement; (iii) the failure to reach performance goals established by Plaza Associates; (iv) any act which in Plaza Associates’ sole opinion would adversely reflect upon Plaza Associates or would impair Mr. Harkness’ ability to effectively perform his duties under the Harkness Employment Agreement; (v) alcohol or drug addiction; or (vi) Mr. Harkness’ disability or death. In the event of such earlier termination, Plaza Associates shall pay Mr. Harkness his salary earned to the date of termination and shall have no further liability or obligation to Mr. Harkness under the Harkness Employment Agreement. Also, Plaza Associates may terminate the Harkness Employment Agreement for no cause in its sole discretion immediately upon notice to Mr. Harkness. In such event, Mr. Harkness shall be paid his then current salary for the lesser of six months or the number of months then remaining under the Harkness Employment Agreement. Unless extended past the expiration date of the Harkness Employment Agreement, Mr. Harkness’s employment shall continue on an “at will” basis.

Stephen S. Oskiera. On March 1, 2001, Taj Associates entered into an employment agreement with Mr. Oskiera (the “Oskiera Employment Agreement”) pursuant to which Mr. Oskiera serves as its Senior Vice President of Finance of Taj Associates. The Oskiera Employment Agreement, the term of which was extended through December 31, 2006, provides for an initial annual base salary of $170,000 which shall be reviewed on an annual basis and increased at Taj Associates’ sole discretion. Mr. Oskiera’s employment may be terminated by Taj Associates for “Cause” defined as (i) the revocation of Mr. Oskiera’s casino key employee license, (ii) Mr. Oskiera’s conviction for certain crimes, (iii) Mr. Oskiera’s disability or death or (iv) Mr. Oskiera’s breach of duty to Taj Associates. Upon termination for cause Mr. Oskiera will earn compensation earned as of the date of termination. Taj Associates may terminate the Oskiera Employment Agreement at any time “without Cause” and Mr. Oskiera will be entitled to compensation in an amount equal to the lesser of six months or the number of months then remaining under the Oskiera Employment Agreement.

Theresa A. Glebocki. On October 7, 2002, Plaza Associates entered into an employment agreement with Ms. Glebocki (the “Glebocki Employment Agreement”) pursuant to which Ms. Glebocki serves as Senior Vice President of Finance of Plaza Associates. The Glebocki Employment Agreement, the term of which expires on June 30, 2005, provides for an initial annual base salary of $170,000 which shall be reviewed on an annual basis and increased at Plaza Associates’ sole discretion. Ms. Glebocki’s employment may be terminated by Plaza Associates for “Cause” defined as (i) the revocation of Ms. Glebocki’s casino key employee license, (ii) Ms. Glebocki’s conviction for certain crimes, (iii) Ms. Glebocki’s disability or death or (iv) Ms. Glebocki’s breach of duty to Plaza Associates. Upon termination for Cause, Ms. Glebocki will earn compensation earned as of the date of termination. Plaza Associates may terminate the Glebocki Employment Agreement at any time “without Cause” and Ms. Glebocki will be entitled to compensation in an amount equal to the lesser of six months or the number of months then remaining under the Glebocki Employment Agreement.

Compensation of Directors

Each of the directors of TAC Funding, TAC Funding II and TAC Funding III currently serves as an executive officer or a member of the Board of Directors of THCR, and receives no additional compensation for services rendered to TAC Funding, TAC Funding II or TAC Funding III. Members of THCR’s Board of Directors who are also employees or consultants of THCR and its affiliates receive no directors’ fees. Non-employee directors are paid an annual stipend of $50,000, plus $2,000 per meeting attended and reasonable out-of-pocket expenses incurred in attending these meetings.

Compensation Committee Interlocks and Insider Participation

In general, the compensation of executive officers of Taj Associates and Plaza Associates is determined by TAC Holding, TAC’s managing general partner. During the fiscal year ended December 31, 2004, no officer or employee of TAC Holding, other than Mr. Trump who served on the Board of Directors of TAC Holding, participated in the deliberations concerning executive compensation.

During 2004, we and our subsidiaries were involved in several transactions, or series of similar transactions, in which the amount exceeds $60,000 and in which Mr. Trump had or will have a direct or indirect material interest. Below is a brief description of such transactions:

•	Use of Trump’s Facilities. Beginning in late 1997, the Trump Atlantic City Properties began to utilize certain facilities owned by Mr. Trump to entertain high-end customers. Management believes that the ability to utilize these facilities enhances TAC’s revenues. During the fiscal year ended December 31, 2004, we paid an aggregate amount of $279,000 in consideration for the use of such facilities.

•	Casino Services Agreement. See “Business; Certain Agreements; Pre-Petition Contracts; Casino Services Agreement.”

•	Trademark License Agreement. Under the Trademark License Agreement, subject to certain restrictions, THCR possesses the exclusive world-wide right to use the “Trump” name and Mr. Trump’s likeness in connection with gaming and related activities. Pursuant to the Trademark License Agreement, THCR is permitted to use the Trump Names, and related intellectual property rights, in connection with casino and gaming activities and related services and products. THCR, in turn, allows its subsidiaries, including TAC and its subsidiaries, to use the Trump Names under various parol licenses. The Trademark License Agreement, however, does not restrict Mr. Trump’s right to use or further license the Trump Names in connection with services and products other than casino services and related products. Under the Trademark License Agreement, THCR and Mr. Trump have agreed to indemnify each other against any damages, liability, costs, claims, fees, obligations or expenses, including reasonable attorney’s fees and expenses incurred in defense of any action under the Trademark License Agreement, provided, however, that the obligation to indemnify and hold the other party harmless shall not include any losses arising out of gross negligence, bad faith or willful misconduct of the other party. Pursuant to the Plan and the DJT Investment Agreement, Mr. Trump would enter into an amended and restated trademark license agreement that would grant THCR Holdings a perpetual, exclusive, royalty-free license to use his name and likeness in connection with casino and gaming activities, subject to certain terms and conditions, and terminate his existing trademark license agreement with THCR. See “Business; Certain Agreements; Pre-Petition Contracts; Trademark License Agreement,” and “Business; Certain Agreements; Post-Petition Contracts; Amended and Restated Trademark License Agreement.”

In addition to the foregoing, on January 25, 2005, the Debtors entered into the DJT Investment Agreement (which is expected to be amended in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties) and expect to enter into certain agreements with Donald J. Trump in connection with the DJT Investment Agreement and Plan. For a discussion of such agreements, see “Business; Certain Agreements; Post-Petition Contracts.”

Other Relationships. The SEC requires registrants to describe any relationships that existed during the last completed fiscal year in which a registrant’s executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of another entity, one of whose executive officers served on either the compensation committee (or a committee performing similar functions) or board of directors of the registrant. Donald J. Trump, Robert M. Pickus and John P. Burke are executive officers of THCR, THCR Holdings and its subsidiaries. In addition, Mr. Trump is the Chairman of THCR’s Board of Directors and of each of its subsidiaries, and Mr. Pickus serves on the boards of directors of several of THCR’s subsidiaries. Messrs. Pickus and Burke are compensated for their services through employment agreements with THCR and certain of its subsidiaries. See “Executive Compensation; Employment Agreements, Termination of Employment and Change-in-Control Arrangements; Robert M. Pickus.” Mr. Trump is compensated pursuant to the Executive Agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

TAC. Through its ownership of 100.0% of TAC Holding, THCR Holdings currently beneficially owns 100.0% of TAC.

TAC Funding. Through its ownership of 100.0% of TAC and TAC Holding, THCR Holdings has owned 100.0% of TAC Funding’s common stock since TAC Funding’s formation in January 1996.

TAC Funding II. Through its ownership of 100.0% of TAC and TAC Holding, THCR Holdings has owned 100.0% of TAC Funding II’s common stock since TAC Funding II’s formation in November 1997.

TAC Funding III. Through its ownership of 100.0% of TAC and TAC Holding, THCR Holdings has owned 100.0% of TAC Funding III’s common stock since TAC Funding III’s formation in November 1997.

Change in Control

Consummation of the Plan would result in the TAC Noteholders beneficially owning approximately 63.69% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares to be reserved under stock incentive plans), assuming that the New Class A Warrants were exercised in full. Donald J. Trump, who currently beneficially owns approximately 56.4% of THCR’s common stock, would beneficially own approximately 29.16% of recapitalized THCR’s common stock on a fully diluted basis (excluding any shares to be reserved under stock incentive plans) upon consummation of the Plan. Existing common stockholders would beneficially own approximately 5.39% of the fully diluted common stock of recapitalized THCR (including any shares of common stock of THCR that have been reclassified into new common stock, and excluding shares reserved for issuance under any management stock incentive plans). Following the effective date of the Plan, the board of directors of recapitalized THCR would consist of nine members, including five directors acceptable to the TAC Noteholder Committee, three directors acceptable to Mr. Trump (including Mr. Trump, as Chairman) and one joint director mutually acceptable to the TAC Noteholder Committee and Mr. Trump. Mr. Trump and THCR would also enter into a voting agreement that would determine the composition of recapitalized THCR’s board of directors for a specified period. See “Business; Recent Events,” and “Business; Certain Agreements; Post-Petition Contracts; Voting Agreement.”

Item 13. Certain Relationships and Related Transactions

Affiliated party transactions are governed by the Delaware General Corporation Law, a settlement agreement pertaining to THCR’s acquisition of Trump Marina in 1996, the partnership agreement of THCR Holdings and by the indentures under which the TAC Notes were issued, which generally require that such transactions be on terms as favorable as would be obtainable from an unaffiliated party and require the approval of a majority of THCR’s independent directors for certain affiliated transactions. If the Plan is consummated, THCR will no longer be bound by the terms of such settlement agreement or the indentures, although the Exit Facility, amended and restated partnership agreement of THCR Holdings, and indenture governing the New Notes would be expected to contain similar provisions. Generally, affiliated party transactions are required to be on terms as favorable as they would be with unaffiliated parties, and require the approval of a majority of THCR’s independent directors, Messrs. Wallace B. Askins, Don M. Thomas and Robert J. McGuire.

Described below are transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transaction or similar transactions, to which we (or any of our subsidiaries) were or are to be a party, in which the amount exceeds $60,000 and in which any of our directors, executive officers, security holders who beneficially own more than 5.0% of our voting securities, and any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest:

•	See the descriptions of transactions between certain affiliates of THCR and Donald J. Trump described above in “Executive Compensation; Compensation Committee Interlocks and Insider Participation.” In addition, on January 25, 2005, certain of the Debtors entered into the DJT Investment Agreement, pursuant to which Mr. Trump would make a $55 million cash equity investment and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), in exchange for shares of stock (and/or common stock equivalents) of recapitalized THCR, on the effective date of the Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. The Debtors and Mr. Trump would also enter into certain ancillary agreements, including an amended and restated limited partnership agreement of THCR Holdings, services agreement, amended and restated trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreements and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. Upon consummation of the Plan, Mr. Trump would beneficially own approximately 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans). See “Business; Recent Events” and “Business; Certain Agreements; Post-Petition Contracts.”

•	Caroleyes It, Inc. Pursuant to an agreement, dated September 15, 2001, between TAC and Caroleyes It, Inc., Carol C. Brown, the President of Caroleyes It, Inc., provided interior designing services (as an independent contractor) as directed by TAC as well as material selection and installment oversight services. Pursuant to the agreement, Ms. Brown received a one time fee of $43,750 (as compensation for prior unpaid services) and was paid $150,000 per year, payable in weekly installments, and reasonable and customary expenses incurred in connection with providing the services. The agreement between Caroleyes It, Inc. and TAC was terminated in January 2005. During January 2005, Caroleyes It, Inc. was engaged by Plaza Associates to render certain design and procurement services in connection with interior design projects at Trump Plaza. Pursuant to this engagement, Ms. Brown, through Caroleyes It, Inc., is paid $500 per diem and reimbursed for reasonable expenses in connection with her design services. Ms. Brown is the wife of Mark Brown, the President and Chief Executive Officer of the Company’s Casino Operations Group, from whom she has been separated since August 2001.

•	John Brown is currently employed by Plaza Associates as a restaurant chef earning an annual salary of $65,000. John Brown has been employed by Plaza Associates since April 1984 and is the brother of Mark Brown, the President and Chief Executive Officer of THCR’s Casino Operations Group.

•	Loretta Pickus is employed by the Trump Taj Mahal as a Vice President of Legal Affairs pursuant to an employment agreement, dated as of January 13, 2003, by and between Ms. Pickus and the Trump Taj Mahal. Ms. Pickus is the wife of Robert M. Pickus, the Executive Vice President and General Counsel of each of THCR Holdings and TAC. Pursuant to the terms of such agreement, which expires on December 31, 2006 unless otherwise terminated pursuant to its terms, Ms. Pickus is paid an annual base salary of $170,000 and receives insurance coverage and certain other employee benefits provided to similarly situated executives of the Trump Taj Mahal.

•	From time to time, certain relatives of the Company’s officers hold part-time or seasonal positions at one or more of our properties.

Item 14. Principal Accountant Fees and Services

The following table shows the fees paid or accrued by TAC for audit and other services provided by Ernst & Young LLP during 2003 and 2004:

	Year Ended December 31
	2003	2004
Audit Fees (1):	$416,000	$474,000
Tax Fees (2):	687,000	784,000

Total	$1,103,000	$1,258,000

(1)	Includes professional services rendered in connection with the audit of TAC and its subsidiaries’ financial statements for the most recent fiscal year and the reviews of the financial statements included in our quarterly Reports on Form 10-Q during the fiscal years ended December 31, 2003 and December 31, 2004.
(2)	Includes services related to complete TAC’s tax returns, and for tax planning and other services rendered to TAC during fiscal 2003 and 2004.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors

Our Audit Committee pre-approves all audit and non-prohibited, non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the Audit Committee has received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may delegate pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must be communicated to the Audit Committee at or before the next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements. See page F-1 following the certificates for Trump Atlantic City Associates.

(b)	Exhibits.

Exhibit No.	Description of Exhibit	Incorporated by Reference to
2.1	Debtors’ Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, dated December 15, 2004	Filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2004

2.2	Disclosure Statement Accompanying the Debtors’ Plan of Reorganization, dated December 15, 2004, pursuant to Section 1125 of the United States Bankruptcy Code	Filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed on December 23, 2004

3.1	Amended and Restated Partnership Agreement of Trump Atlantic City Associates	Filed as Exhibit 3.8.4 to Trump Atlantic City Associates’ Form 10-Q for the quarter ended March 31, 1996

3.2	Certificate of Incorporation of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.1 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.3	Certificate of Amendment of Certificate of Incorporation of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.1.1 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.4	Bylaws of Trump Atlantic City Funding, Inc.	Filed as Exhibit 3.2 to Trump Atlantic City Associates’ Registration Statement on Form S-1 (Reg. No.: 333-00643)

3.5	Certificate of Incorporation of Trump Atlantic City Funding II, Inc.	Filed as Exhibit 3.10 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.5	Bylaws of Trump Atlantic City Funding II, Inc.	Filed as Exhibit 3.11 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.6	Certificate of Incorporation of Trump Atlantic City Funding III, Inc.	Filed as Exhibit 3.12 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

3.7	Bylaws of Trump Atlantic City Funding III, Inc.	Filed as Exhibit 3.13 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

3.8	Certificate of Incorporation of Trump Atlantic City Corporation, as amended	Filed as Exhibit 3.14 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.9	Bylaws of Trump Atlantic City Corporation	Filed as Exhibit 3.15 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

Exhibit No.	Description of Exhibit	Incorporated by Reference to
3.9	Third Amended and Restated Agreement of Limited Partnership of Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.51.2 to Trump Hotels & Casino Resorts, Inc.’s Quarter Report on Form 10-Q for the quarter ended September 30, 1996

3.10	Third Amended and Restated Partnership Agreement of Trump Plaza Associates	Filed as Exhibit 3.20 Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

3.11	Second Amended and Restated Partnership Agreement of Trump Taj Associates	Filed as Exhibit 3.21 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.1	Pledge Agreement, dated April 17, 1996, from Trump Atlantic City Associates, as pledgor, to First Bank National Association, as Senior Note Trustee	Filed as Exhibit 4.19.6 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.2	Indenture, dated April 17, 1996, among Trump Atlantic City Associates and Trump Atlantic City Funding, Inc., as issuers, Trump Plaza Associates, Trump Taj Mahal Associates and the Trump Taj Mahal Corporation, as guarantors, Trump Taj Mahal Funding, Inc., and U.S. Bank, NA, as trustee	Filed as Exhibit 4.26.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.3	First Mortgage Note Certificate	Included in Exhibit 4.26.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.4	Indenture of Mortgage and Security Agreement among Trump Taj Mahal Associates, as mortgagor, and U.S. Bank NA, as collateral agent and mortgagee	Filed as Exhibit 4.28.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.5	Indenture of Mortgage and Security Agreement among Trump Plaza Associates, as mortgagor, and U.S. Bank NA, as collateral agent and mortgagee	Filed as Exhibit 4.28.2 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.6	Assignment of Leases and Rents among Trump Taj Mahal Associates, as assignor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.29.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.7	Assignment of Leases and Rents among Trump Plaza Associates, as assignor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.29.2 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.8	Collateral Agency Agreement among U.S. Bank, NA, as collateral agent, and U.S. Bank, NA, as trustee, Trump Atlantic City Associates, Trump Atlantic City Funding, Inc., the other secured parties signatory thereto; and the guarantors under the First Mortgage Note Indenture	Filed as Exhibit 4.30.1 to Trump Atlantic City Associates’ 10-Q for the quarter ended March 31, 1996

4.9	Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee	Filed as Exhibit 4.31 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

Exhibit No.	Description of Exhibit	Incorporated by Reference to
4.10	Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associate and Trump Atlantic City Funding II, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee	Filed as Exhibit 4.32 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.11	Indenture of Mortgage and Security Agreement by Trump Plaza Associates, as mortgagor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.35 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.12	Indenture of Mortgage and Security Agreement by Trump Taj Mahal Associates, as mortgagor, and U.S. Bank, NA, as collateral agent	Filed as Exhibit 4.36 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.13	Assignment of Leases and Rents by Trump Plaza Associates, as assignor, and U.S. Bank, NA, as assignee	Filed as Exhibit 4.37 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.14	Assignment of Leases and Rents by Trump Taj Mahal Associates, as assignor, and U.S. Bank, NA, as assignee	Filed as Exhibit 4.38 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43979)

4.15	Indenture, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuer, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications, LLC, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and U.S. Bank, NA, as trustee	Filed as Exhibit 4.33 to Trump Atlantic City Associates’ Annual Report on Form 10-K for the fiscal year ended December 31, 1997

4.16	Registration Rights Agreement, dated as of December 10, 1997, by and among Trump Atlantic City Associates and Trump Atlantic City Funding III, Inc., as issuers, Trump Atlantic City Corporation, Trump Casino Services, LLC, Trump Communications LL, Trump Plaza Associates and Trump Taj Mahal Associates, as guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchase	Filed as Exhibit 4.34 to Trump Atlantic City Associates’ Registration Statement on Form S-4 (Reg. No.: 333-43975)

10.1*	Second Amended and Restated Casino Services Agreement, dated January 1, 1998, among Trump Plaza Associates, Trump Taj Mahal Associates, Trump Marina Associates, L.P., Trump Indiana, Inc. and Trump Casino Services, LLC	Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

10.2*	Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46 to Trump Hotels & Casino Resorts, Inc.’s Form 10-Q for the quarter ended June 30, 1995

Exhibit No.	Description of Exhibit	Incorporated by Reference to
10.3*	Amendment, dated May 16, 1996, to the Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46.1 to Trump Hotels & Casino Resorts, Inc.’s Form 10-Q for the quarter ended June 30, 1996

10.4*	Second Amendment, dated July 1, 2000, to the Executive Agreement, dated June 12, 1995, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P.	Filed as Exhibit 10.46.3 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.5*	Second Amendment, dated August 4, 2000, of the Employment Agreement, dated January 3, 2000, of Mark A Brown	Filed as Exhibit 10.72 to Trump Hotels & Casino Resorts, Inc. annual report on Form 10-K for the fiscal year ended December 31, 2000

10.6*	Third Amendment, dated December 11, 2002, of the Employment Agreement, dated January 3, 2000, of Mark Brown.	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.7*	Employment Agreement, dated January 13, 2003, of Stephen S. Oskiera	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.8*	Employment Agreement, dated January 1, 2003, of Matthew A. Harkness	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.9*	Employment Agreement, dated October 7, 2002, of Theresa A. Glebocki	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.10*	Employment Agreement, dated April 17, 2000, by and among Robert M. Pickus, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.73 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.11*	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Robert M. Pickus, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.12*	Employment Agreement, dated April 17, 2000, by and among Francis X. McCarthy, Jr., Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.74 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.13*	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Francis X. McCarthy, Jr., Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

Exhibit No.	Description of Exhibit	Incorporated by Reference to
10.14 *	Employment Agreement, dated April 17, 2000, by and among Joseph A. Fusco, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as Exhibit 10.75 to Trump Hotels & Casino Resorts, Inc.’s annual report on Form 10-K for the fiscal year ended December 31, 2000

10.15*	Amendment, dated January 9, 2003, to the Employment Agreement, by and among Joseph A. Fusco, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates	Filed as the identically numbered exhibit in the Registrants’ annual report on Form 10-K for the fiscal year ended December 31, 2002

10.16*	Amended and restated Executive Agreement, Effective as of January 1, 2003, by and among Donald J. Trump, Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P. and Trump Atlantic City Associates.	Filed as Exhibit 10.1 to Trump Atlantic City Associates Form 10-Q for the quarter ended September 30, 2003.

10.17*	Employment Agreement, dated August 15, 2003, of Scott C. Butera	Filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

10.18	Letter Agreement, dated February 12, 2004, by and among THCR, THCR Holdings and DLJ Merchant Banking Partners III, L.P.	Filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

10.19	Letter Agreement, dated February 12, 2004, between TAC and DLJ Merchant Banking Partners III, L.P.	Filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

10.20	Letter Agreement, dated February 12, 2004, between Taj Associates and DLJ Merchant Banking Partners III, L.P.	Filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

10.21	Letter Agreement, dated February 12, 2004, between Plaza Associates and DLJ Merchant Banking Partners III, L.P.	Filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003

10.22	Letter Agreement Amendment, dated August 9, 2004, by and between Trump Hotels & Casino Resorts, Inc., Trump Hotels & Casino Resorts Holdings, L.P., Trump Atlantic City Associates, Trump Plaza Associates, Trump Taj Mahal Associates and Trump Casino Holdings, LLC and DLJ Merchant Banking Partners III, L.P.	Filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on August 10, 2004

10.23	Restructuring Support Agreement, dated October 20, 2004, by and among Trump Hotels and Casino Resorts, Inc., Trump Atlantic City Associates, each of the TAC Co-Issuers (as defined therein), Trump Casino Holdings, LLC, Trump Casino Funding, Inc., Donald J. Trump, and each of the holders of TAC Notes and/or TCH Notes signatory thereto.	Filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on October 21, 2004

Exhibit No.	Description of Exhibit	Incorporated by Reference to
10.24	Commitment Letter, dated December 17, 2004, between Trump Hotels & Casino Resorts, Inc., Trump Atlantic City Associates and Trump Casino Holdings, LLC, and Morgan Stanley Senior Funding, Inc., UBS Securities LLC and UBS Loan Finance LLC	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on December 23, 2004

10.25	Loan and Security Agreement, dated November 22, 2004, by and between Trump Hotels & Casino Resorts, Inc. and certain of its subsidiaries and Beal Bank, S.S.B., as administrative agent for the lenders thereto.	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on November 24, 2004

10.26	Investment Agreement, dated January 25, 2005, by and between Trump Hotels & Casino Resorts, Inc. and Trump Hotels & Casino Resorts Holdings, L.P. and Donald J. Trump	Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on January 31, 2005

14	Code of Ethics of Trump Hotels & Casino Resorts, Inc. and Subsidiaries	Filed as Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002

21.1	List of Subsidiaries	—

31.1	Certification by the Chief Executive Officer of Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

31.2	Certification by the Chief Financial Officer of Registrants Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended	—

32.1	Certification of the Chief Executive Officer of Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

32.2	Certification of the Chief Financial Officer of Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—

99.1	Description of Certain Governmental and Gaming Regulations	—

*	Management contract or compensatory plan or arrangement.
(d)	Financial Statement Schedules. See “Financial Statements and Supplementary Data; Index to Financial Statements and Financial Statement Schedules” for a list of the financial statement schedules included in this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP ATLANTIC CITY ASSOCIATES
(Registrant)

By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its managing general partner

/s/ DONALD J. TRUMP
Donald J. Trump
President and Chief Executive Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRUMP ATLANTIC CITY ASSOCIATES

By:	TRUMP ATLANTIC CITY HOLDING, INC.,
its managing general partner

Signature	Title	Date
/S/ DONALD J. TRUMP	Chairman of the Board of Directors and President (Principal Executive Officer)	March 31, 2005
Donald J. Trump

/S/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
Francis X. McCarthy, Jr.

/S/ WALLACE B. ASKINS	Director	March 31, 2005
Wallace B. Askins

/S/ DON M. THOMAS	Director	March 31, 2005
Don M. Thomas

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP ATLANTIC CITY FUNDING, INC. (Registrant)

/s/ DONALD J. TRUMP
Donald J. Trump
President and Chief Executive Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRUMP ATLANTIC CITY FUNDING, INC.

Signature	Title	Date
/S/ DONALD J. TRUMP	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005
Donald J. Trump

/S/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
Francis X. McCarthy, Jr.

/S/ WALLACE B. ASKINS	Director	March 31, 2005
Wallace B. Askins

/S/ DON M. THOMAS	Director	March 31, 2005
Don M. Thomas

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP ATLANTIC CITY FUNDING II, INC. (Registrant)

/s/ DONALD J. TRUMP
Donald J. Trump
President and Chief Executive Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRUMP ATLANTIC CITY FUNDING II, INC.

Signature	Title	Date
/S/ DONALD J. TRUMP	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005
Donald J. Trump

/S/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
Francis X. McCarthy, Jr.

/S/ WALLACE B. ASKINS	Director	March 31, 2005
Wallace B. Askins

/S/ DON M. THOMAS	Director	March 31, 2005
Don M. Thomas

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TRUMP ATLANTIC CITY FUNDING III, INC. (Registrant)

/s/ DONALD J. TRUMP
Donald J. Trump
President and Chief Executive Officer

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRUMP ATLANTIC CITY FUNDING III, INC.

Signature	Title	Date
/S/ DONALD J. TRUMP	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005
Donald J. Trump

/S/ FRANCIS X. MCCARTHY, JR.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
Francis X. McCarthy, Jr.

/S/ WALLACE B. ASKINS	Director	March 31, 2005
Wallace B. Askins

/S/ DON M. THOMAS	Director	March 31, 2005
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Trump Atlantic City Associates and Subsidiaries

We have audited the accompanying consolidated balance sheets of Trump Atlantic City Associates and subsidiaries as of December 31, 2003 and 2004 and the related consolidated statements of operations, capital (deficit) and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trump Atlantic City Associates and subsidiaries at December 31, 2003 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has experienced increased competition, incurred significant recurring losses from operations, has an accumulated deficit and has filed a voluntary petition seeking to reorganize under chapter 11 of the federal bankruptcy laws. Such circumstances raise substantial doubt about its ability to continue as a going concern. Although the Company is currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the business as a going concern is contingent upon, among other things: (1) the ability of the Company to maintain compliance with all terms of its current debt structure; (2) the ability of the Company to generate cash from operations and to maintain adequate cash on hand; (3) the resolution of the uncertainty as to the amount of claims that will be allowed; (4) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain the required debt and equity financing to emerge from bankruptcy protection; and (5) the Company’s ability to achieve profitability. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

March 30, 2005

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2004

(In Thousands)

	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59,727	$70,322
Trade receivables, net of allowances for doubtful accounts of $15,421 and $16,049, respectively	21,598	20,733
Accounts receivable, other	3,602	3,699
Inventories	8,427	8,773
Prepaid expenses and other current assets	8,187	7,872

Total current assets	101,541	111,399

PROPERTY AND EQUIPMENT
Land and land improvements	155,456	155,476
Buildings and building improvements	1,311,237	1,313,054
Furniture, fixtures and equipment	310,211	341,805
Leasehold improvements	13,256	11,298
Construction in progress	5,420	6,292

	1,795,580	1,827,925
Less-Accumulated depreciation and amortization	(566,029)	(622,090)

Net property and equipment	1,229,551	1,205,835

OTHER ASSETS:
Deferred bond issuance costs, net of accumulated amortization of $38,175 in 2003	6,966	—
Deferred transaction costs of plan	—	5,977
World’s Fair land	17,921	17,921
Other assets, net of reserve of $8,014,000 in 2004	40,528	36,331

Total other assets	65,415	60,229

Total assets	$1,396,507	$1,377,463

LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Current maturities of long-term debt	$19,127	$23,958
Accounts payable	33,147	15,147
Accrued payroll	17,028	18,004
Self-insurance reserves	8,279	7,884
Accrued interest payable, subject to compromise (see Note 1)	24,375	97,500
Due to affiliates, net	7,799	8,079
Other current liabilities	32,825	35,915

Total current liabilities	142,580	206,487

NON-CURRENT LIABILITIES:
Long-term debt, subject to compromise (see Note 1)	1,299,175	1,300,000
Long-term debt, net of current maturities	18,068	25,483
Other long-term liabilities	23,078	22,456

Total non-current liabilities	1,340,321	1,347,939

Total liabilities	1,482,901	1,554,426

COMMITMENTS AND CONTINGENCIES CAPITAL/(DEFICIT):
Partners’ capital	220,408	236,979
Accumulated deficit	(306,802)	(413,942)

Total deficit	(86,394)	(176,963)

Total liabilities and deficit	$1,396,507	$1,377,463

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands)

	2002	2003	2004
REVENUES:
Gaming	$865,656	$825,068	$809,217
Rooms	59,917	57,511	57,445
Food and beverage	92,404	90,982	94,498
Other	27,640	25,259	31,020

Gross revenues	1,045,617	998,820	992,180
Less-Promotional allowances	213,543	220,141	237,387

Net revenues	832,074	778,679	754,793

COSTS AND EXPENSES:
Gaming	388,321	379,903	377,848
Rooms	25,739	23,996	22,605
Food and beverage	31,786	31,985	32,130
General and administrative	174,708	169,694	176,010
General and administrative - related party	1,507	1,005	1,253
Depreciation and amortization	56,104	64,555	72,753
Reorganization expense (see Note 1)	—	—	19,569
Debt renegotiation costs	1,570	300	2,000

	679,735	671,438	704,168

Income from operations	152,339	107,241	50,625

NON-OPERATING INCOME (EXPENSE):
Interest and other non-operating income	1,152	819	2,246
Interest expense	(153,144)	(158,026)	(155,786)

Non-operating expense, net	(151,992)	(157,207)	(153,540)

Income (loss) before income tax provision	347	(49,966)	(102,915)
Income tax provision	(3,768)	(3,930)	(4,225)

Net loss	$(3,421)	$(53,896)	$(107,140)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL/(DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands)

	Partners’ Capital	Accumulated Deficit	Total Capital/(Deficit)
Balance, December 31, 2001	329,691	(249,485)	80,206
Partnership distribution	(104,850)	—	(104,850)
Net loss	—	(3,421)	(3,421)

Balance, December 31, 2002	224,841	(252,906)	(28,065)
Partnership distribution	(4,433)	—	(4,433)
Net loss	—	(53,896)	(53,896)

Balance, December 31, 2003	220,408	(306,802)	(86,394)
Partnership distribution	(7,803)	—	(7,803)
Contribution from parent company	24,374	—	24,374
Net loss	—	(107,140)	(107,140)

Balance, December 31, 2004	$236,979	$(413,942)	$(176,963)

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(In Thousands)

	2002	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,421)	$(53,896)	$(107,140)
Adjustments to reconcile net loss from continuing operations to net cash flows provided by operating activities:
Non-cash charges:
Depreciation and amortization	56,104	64,555	72,753
Accretion of discount on indebtedness	481	428	341
Amortization of deferred loan offering costs	4,162	3,709	2,959
Provision for losses on receivables	6,671	4,724	3,981
Provision for loss on real estate tax receivable	—	—	8,014
Valuation allowance - CRDA investments	11,044	7,305	3,512
(Gain) loss on disposition of property	(87)	(45)	717
Reorganization expense	—	—	4,491
Decrease (increase) in receivables	585	(5,248)	(3,213)
(Increase) decrease in inventories	(120)	313	(346)
(Increase) decrease in prepaid expenses and other current assets	(2,133)	524	49
Increase in other assets	(1,416)	(315)	(3,736)
Increase (decrease) in amounts due to affiliates	1,751	(1,307)	280
Increase in other liabilities	6,686	1,199	413
(Decrease) increase in accounts payable, accrued expenses and other current liabilities	(21,406)	9,136	(14,646)
Increase in accrued interest payable	—	—	73,125

Net cash provided by operating activities	58,901	31,082	41,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,925)	(18,991)	(15,650)
Purchases of CRDA investments, net	(10,927)	(9,797)	(10,153)

Net cash used in investing activities	(30,852)	(28,788)	(25,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(11,296)	(17,141)	(21,727)
Distributions to parent company	(8,655)	(4,433)	(7,803)
Contribution from parent company	—	—	24,374

Net cash used in financing activities	(19,951)	(21,574)	(5,156)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	8,098	(19,280)	10,595
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,909	79,007	59,727

CASH AND CASH EQUIVALENTS AT END OF YEAR	$79,007	$59,727	$70,322

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year for interest	$148,501	$150,225	$79,362

Cash paid for income taxes	$527	$557	$700

Non-cash Partnership Distribution	$96,195	$—	$—

Equipment purchased under capital leases	$24,389	$24,600	$33,973

See accompanying notes.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) General

Organization and Operations

The accompanying consolidated financial statements include those of Trump Atlantic City Associates, a New Jersey general partnership (“TAC” or the “Company”), and its subsidiaries: (i) Trump Taj Mahal Associates, a New Jersey general partnership (“Taj Associates”) which owns and operates the Trump Taj Mahal Casino Resort located in Atlantic City, New Jersey (the “Trump Taj Mahal”), (ii) Trump Plaza Associates, a New Jersey general partnership (“Plaza Associates”), which owns and operates the Trump Plaza Hotel and Casino located in Atlantic City, New Jersey (“Trump Plaza,” together with the Trump Taj Mahal, the “Trump Atlantic City Properties”), (iii) Trump Atlantic City Funding, Inc. (“TAC Funding”), (iv) Trump Atlantic City Funding II, Inc. (“TAC Funding II”), (v) Trump Atlantic City Funding III, Inc. (“TAC Funding III”), (vi) Trump Atlantic City Corporation (“TACC”), and (vii) Trump Administration, a separate division of Taj Associates (“Trump Administration”). TAC’s sole sources of liquidity are distributions in respect of its interests in Taj Associates and Plaza Associates. TAC is 100% beneficially owned by Trump Hotels & Casino Resorts Holdings, L.P., a Delaware limited partnership (“THCR Holdings”) of which Trump Hotels & Casino Resorts, Inc., a Delaware corporation (“THCR”), is the sole general partner. TAC, TAC Funding, TAC Funding II and TAC Funding III have no independent operations and, therefore, their ability to service debt is dependent upon the successful operations of Taj Associates and Plaza Associates. Taj Associates and Plaza Associates, the primary guarantors (the “Subsidiary Guarantors”) of the 11 1/4% First Mortgage Notes due May 1, 2006 issued by (i) TAC and TAC Funding, (ii) TAC and TAC Funding II and (iii) TAC and TAC Funding III (collectively, the “TAC Notes”), are generally not restricted from distributing funds to TAC in respect of the guaranteed debt.

The separate financial statements of the Subsidiary Guarantors have not been included because (i) the Subsidiary Guarantors constitute all of TAC’s direct and indirect subsidiaries; (ii) the Subsidiary Guarantors have fully and unconditionally guaranteed the TAC Notes on a joint and several basis; (iii) the aggregate assets, liabilities, earnings and equity of the Subsidiary Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of TAC on a consolidated basis; and (iv) the separate financial and other disclosures concerning the Subsidiary Guarantors are not deemed by management to be material. The assets and operations of the nonguarantor subsidiaries are not significant.

TAC has no operations, except for its ownership of the Trump Atlantic City Properties through Taj Associates and Plaza Associates. The majority of TAC’s revenues are derived from its gaming operations. The Atlantic City market is very competitive, especially since the opening of the Borgata Casino Hotel and Spa by a joint venture of MGM Mirage and Boyd Gaming in Atlantic City’s marina district in July 2003, and is anticipated to become more competitive in the future. TAC views each casino property as an operating segment and all such operating segments have been aggregated into one reporting segment. Each casino property derives its revenues from casino operations, room rentals, food and beverage sales and entertainment revenue.

The Company’s cash flows have generally been sufficient to fund operations and make interest payments when due (although, with respect to the interest payment scheduled to be paid on the TAC Notes on May 1, 2004, the Company utilized the thirty-day grace period provided under the applicable indentures and delayed payment until May 27, 2004 and in contemplation of filing the chapter 11 cases, the Company did not make the interest payment scheduled to be paid on the TAC Notes on November 1, 2004). Nonetheless, the Company’s core businesses have not generated cash flows necessary to reinvest in the maintenance or expansion of the Company’s hotel and casino properties at levels consistent with those of its competitors.

On October 21, 2004, THCR, TAC, Trump Casino Holdings, LLC (“TCH”), a Delaware single member limited liability company and subsidiary of THCR, and certain of their affiliates entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain holders of the TAC Notes and the 11.625% First Mortgage Notes due 2010 (the “TCH First Priority Notes”) and the 17.625% Second Mortgage Notes due 2010 (the “TCH Second Priority Notes,” together with the TCH First Priority Notes, the “TCH Notes”) of TCH and Donald J. Trump (“Mr. Trump”), as a beneficial owner of THCR’s debt and equity securities. THCR’s participation in this recapitalization process was overseen by the special committee comprised of THCR’s independent directors. The Restructuring Support Agreement provides for, among other things, a restructuring of THCR’s approximately $1.8 billion aggregate principal amount of public indebtedness, including the TAC Notes, and a recapitalization of THCR’s capital structure.

Chapter 11 Filing

On November 21, 2004, THCR and its subsidiaries (collectively the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) (Case Nos. 04-46898 through 04-46925). Information concerning the cases is available on the Debtors’ website at www.THCRrecap.com (our website address provided in this annual report on Form 10-K is not intended to function as a hyperlink and the information on our website is not and should not be considered part of this report and is not incorporated by reference in this document). The Debtors remain in possession of their assets and properties, and continue to operate their business and manage their properties as “debtors-in-possession” pursuant to sections 1107 (a) and 1108 of the Bankruptcy Code.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Debtors’ chapter 11 filing, events of default may be deemed to have occurred under the indentures governing the TAC Notes. As a result of such defaults, the principal amount plus accrued and unpaid interest on the TAC Notes could be accelerated and become due and payable immediately, among other remedies. Due to the chapter 11 filing, however, the ability of creditors to seek remedies to enforce their rights are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Furthermore, pursuant to the Restructuring Support Agreement, noteholders signatory to such agreement have agreed to support the prenegotiated plan of reorganization (the “Plan”) of the Debtors anticipated by the Debtors’ chapter 11 filing pursuant to the terms of such agreement, and have agreed not to exercise any rights under the indentures governing the TAC Notes or TCH Notes, except as consistent with such agreement.

The Debtors’ chapter 11 filing would also constitute an event of default under certain secured lease financing agreements (the “Capital Leases”) between PDS Gaming Corporation and certain of the Debtors. Under the Bankruptcy Code, however, the ability of creditors to seek remedies to enforce their rights under the Capital Leases and other agreements are stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. In addition, the Company contemplates that the claims of certain secured creditors, including PDS Gaming Corporation with respect to the Capital Leases, will be unimpaired under the Plan.

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under chapter 11, a debtor is authorized to continue to operate its business in the ordinary course and to reorganize its business for the benefit of its creditors. A debtor-in-possession under chapter 11 may not engage in transactions outside the ordinary course of business without approval of the bankruptcy court, after notice and an opportunity for a hearing. In addition to permitting the rehabilitation of the debtor, section 362 of the Bankruptcy Code generally provides for an automatic stay of substantially all judicial, administrative and other actions or proceedings against a debtor and its property, including all attempts to collect claims or enforce liens that arose prior to the commencement of the debtor’s chapter 11 case. Also, the debtor may assume or reject pre-petition executory contracts and unexpired leases pursuant to section 365 of the Bankruptcy Code and other parties to executory contracts or unexpired leases being rejected may assert rejection damage claims as permitted thereunder.

The consummation of a plan of reorganization is a principal objective of a chapter 11 case. A plan of reorganization sets forth the means for treating claims against, and interests in, a debtor. Confirmation of a plan of reorganization by a bankruptcy court makes the plan binding upon the debtor, any issuer of securities under the plan, any person acquiring property under the plan and any creditor or interest holder of the debtor. Subject to certain limited exceptions, an order of a bankruptcy court confirming a plan of reorganization discharges the debtor from any debt that arose prior to the date of confirmation of the plan, and substitutes therefor the obligations specified under the confirmed plan. On February 14, 2005, the Bankruptcy Court approved the Debtors’ disclosure statement (the “Disclosure Statement”), which summarizes the Plan, as containing adequate information, as such term is defined in section 1125 of the Bankruptcy Code, and authorized the Debtors to solicit votes from creditors and other stakeholders on whether or not to accept the Plan. The Debtors commenced such solicitation on February 22, 2005.

As set forth in the Plan, the Bankruptcy Court established February 9, 2005 as the record date for voting to accept or reject the Plan, and March 21, 2005 as the deadline for returning completed ballots (with the exception of securities held in “street name” (i.e., through a brokerage firm, trust company or other nominee), for which the deadline for submitting ballots to the applicable nominee was March 21, 2005, and the deadline for such nominee to return completed ballots to the Debtors’ voting agent was March 23, 2005). The voting agent for the Debtors has completed its preliminary tabulation of ballots submitted by eligible creditors and stakeholders to accept or reject the Plan. Based on such analysis, the Debtors believe they have received acceptances from significant majorities of classes entitled to vote on the Plan. In addition, on March 30, 2005, the Debtors, the official committee of THCR’s equity holders appointed in the Debtors’ chapter 11 cases (the “Equity Committee”), the informal committees of holders of TAC Notes and TCH Notes and Donald J. Trump executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received, the Debtors believe they will receive acceptances from the requisite number and amount of claims and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived.

As part of the Plan, Mr. Trump would make a $55 million cash investment in the Debtors and contribute approximately $16.4 million principal amount of TCH Second Priority Notes owned by him (at 90% of the face amount thereof). Upon the consummation of the Plan, Mr. Trump would beneficially own 29.16% of recapitalized THCR’s common stock (and/or common stock equivalents) on a fully-diluted basis (excluding any shares reserved for issuance under management stock incentive plans), consisting of (i) approximately 9.12% in exchange for Mr. Trump’s $55 million cash investment, (ii) approximately 2.53% in exchange for Mr. Trump’s contribution of approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon), (iii) approximately 11.02% in return for entering into the trademark license agreement described below and agreeing to modifications to certain existing contractual relationships between Mr. Trump and the Debtors (including entering into a new services agreement with THCR and THCR Holdings), (iv) approximately 0.06% representing his existing equity interests after dilution upon the issuance of the recapitalized THCR’s common stock, (v) approximately 3.5% issuable upon the exercise of certain ten-year warrants to be

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issued to Mr. Trump upon consummation of the Plan, having an exercise price equal to 1.5 times the per share purchase price at which Mr. Trump makes his $55 million investment, and (vi) approximately 2.95% issuable upon exercise of the New Class A Warrants (as defined below) to be issued to Mr. Trump upon consummation of the Plan. Mr. Trump would also receive THCR Holdings’ 25% interest in the Miss Universe Pageant, which had no recorded net book value at December 31, 2004. The recapitalized Debtors would also enter into the following agreements with Mr. Trump:

•	a services agreement that would have a three-year rolling term, pay Mr. Trump $2 million per year, plus a discretionary annual bonus, reimburse Mr. Trump for certain travel and customary administrative expenses incurred by Mr. Trump in his capacity as chairman, and terminate his existing executive agreement;

•	an amended and restated trademark license agreement, which would grant THCR Holdings a perpetual, exclusive, royalty-free license to use Mr. Trump’s name and likeness in connection with the Debtors’ casino and gaming activities, subject to certain terms and conditions, and terminate Mr. Trump’s existing trademark license agreement with THCR;

•	a three-year right of first offer agreement, pursuant to which the Trump Organization LLC, Mr. Trump’s controlled affiliate, would be granted a three-year right of first offer to serve as project manager, construction manager and/or general contractor with respect to construction and development projects for casinos, casino hotels and related lodging to be performed by third parties on the Debtors’ existing and future properties, subject to certain terms and conditions;

•	a voting agreement that would determine the composition of recapitalized THCR’s board of directors for a certain period, subject to certain terms and conditions and applicable law; and

•	an amended and restated partnership agreement of THCR Holdings, which would, among other things, require the affirmative vote of Mr. Trump with respect to the sale or transfer of one or more of THCR’s current properties; provided, however, that THCR could sell or transfer such properties without Mr. Trump’s consent if THCR Holdings indemnified Mr. Trump up to an aggregate of $100 million for the U.S. federal income tax consequences to Mr. Trump associated with such sale or transfer.

Recapitalized THCR would also adopt an amended and restated certificate of incorporation and bylaws, and certain other Debtors would also adopt amended and restated organizational documents.

Under the Plan, holders of TAC Notes would exchange their notes for approximately $777.3 million aggregate principal amount of New Notes (as defined below), approximately $384.3 million of common stock (approximately 63.69% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on approximately $777.3 million of New Notes (as defined below) at the annual rate of 8.5% from the last scheduled date to which interest was paid with respect to the TAC Notes (or May 1, 2004) through the effective date of the Plan. In addition, on or following the first anniversary of the effective date, holders of TAC Notes would receive (i) the cash proceeds from the exercise of New Class A Warrants (as defined below), plus any interest accrued thereon and (ii) if any of the New Class A Warrants are not exercised, the shares of recapitalized THCR’s common stock reserved for issuance upon exercise of such warrants.

Holders of TCH First Priority Notes would exchange their notes for approximately $425 million aggregate principal amount of New Notes, $21.25 million in cash, approximately $8.5 million of common stock (approximately 1.41% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding any shares reserved for issuance under management stock incentive plans)), and an additional amount in cash equal to simple interest accrued on $425 million at the annual rate of 12.625% through the effective date of the Plan (such payments to be made on the regularly scheduled interest payment dates for the TCH First Priority Notes).

The unaffiliated holders of TCH Second Priority Notes would exchange their notes for approximately $47.7 million aggregate principal amount of New Notes, approximately $2.3 million in cash, approximately $2.1 million of common stock (approximately 0.35% of the shares of common stock of recapitalized THCR on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)) and an additional amount in cash equal to simple interest accrued on (i) $54.6 million at the annual rate of 18.625% from the last scheduled date to which interest was paid with respect to the TCH Second Priority Notes to the date that is ninety days after the petition date for the chapter 11 cases (or February 21, 2005), and (ii) approximately $47.7 million at the annual rate of 8.5% from the ninety-first day after the petition date (or February 22, 2005) through the effective date of the Plan.

THCR’s existing common stockholders (excluding Mr. Trump) would receive nominal amounts of common stock of recapitalized THCR (approximately 0.05% of the shares on a fully diluted basis (excluding shares reserved for issuance under management stock incentive plans)), and would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s new common stock on a fully diluted basis, as described below. All existing options to acquire common stock of THCR or its affiliates would be cancelled. THCR’s common stockholders (except for Mr. Trump) would also receive an aggregate of $17.5 million in cash, as well as the net proceeds of the sale of a parcel of land owned by the Debtors in Atlantic City, New Jersey constituting the former World’s Fair site, which may be developed for non-gaming related use and had a net book value of $17.9 million at December 31, 2004. The sale of such property would occur after the effective date of the Plan.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the effective date, the Debtors would issue one-year warrants (the “New Class A Warrants”) to purchase shares of recapitalized THCR’s common stock at an aggregate purchase price of $50 million, or approximately 8.29% of THCR’s fully diluted common stock (excluding any shares reserved for issuance under management stock incentive plans). THCR’s common stockholders (excluding Mr. Trump) would receive New Class A Warrants to purchase up to approximately 5.34% of recapitalized THCR’s common stock and Mr. Trump would receive the remaining Class A Warrants to purchase approximately 2.95% of recapitalized THCR’s common stock. Proceeds from the exercise of New Class A Warrants (plus any interest accrued thereon), and any shares reserved for issuance of such warrants that have not been exercised, would be distributed to holders of TAC Notes on or following the first anniversary of the effective date of the Plan.

The “New Notes” would be issued by THCR Holdings and Trump Hotels & Casino Resorts Funding, Inc., bear interest at an annual rate of 8.5% and have a ten-year maturity. The New Notes would be secured by a security interest in substantially all of the Debtors’ real property and incidental personal property and certain other assets of the Debtors, subject to liens securing a $500 million working capital and term loan facility (the “Exit Facility”) to be entered into on the effective date of the Plan and certain other permitted liens.

As part of the Plan, THCR would implement a 1,000 for 1 reverse stock split of the existing common stock of THCR, such that each 1,000 shares of common stock immediately prior to the reverse stock split would be consolidated into one share of new common stock of recapitalized THCR. The aggregate fractional share interests beneficially owned by each holder of existing shares of common stock would be rounded up to the nearest whole number.

On November 22, 2004, the Debtors entered into a debtor-in-possession financing (the “DIP Facility”) providing up to $100 million of borrowings during the Debtors’ chapter 11 cases, secured by a first priority priming lien on substantially all the assets of the Debtors, including the assets securing the TAC Notes. On the effective date of the Plan, the Debtors expect to enter into the Exit Facility, which would be secured by a first priority security interest in substantially all the Debtors’ assets, senior to the liens securing the New Notes.

There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan. If the Company is not successful in its financial restructuring efforts, the Company will not be able to continue as a going concern.

All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

Accounting Impact of Chapter 11 Filing

The accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position No. (SOP) 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”) and on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The ability of the Company, both during and after the chapter 11 cases, to continue as a going concern is dependent upon, among other things, (i) the ability of the Company to successfully achieve required cost savings to complete its restructuring; (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to confirm a plan of reorganization under the Bankruptcy Code and obtain emergence financing; (v) the ability of the Company to maintain its customer base; and (vi) the Company’s ability to achieve profitability. There can be no assurance that the Company will be able to successfully achieve these objectives in order to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Liabilities subject to compromise in the accompanying consolidated balance sheets refer to certain of the liabilities of the Debtors incurred prior to the petition date of the chapter 11 cases. In accordance with SOP 90-7, liabilities subject to compromise are recorded at the estimated amount that is expected to be allowed as pre-petition claims in the chapter 11 proceedings and are subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, rejection of executory contracts and unexpired leases, proofs of claim, implementation of the Plan or other events. Liabilities subject to compromise consisted of the following as of December 31, 2004:

Non-current liabilities subject to compromise:
TAC Notes	$1,300,000,000

In order to record its debt instruments at the amount of claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, as of the chapter 11 petition date, the Company wrote off as reorganization expense its deferred financing fees and unamortized debt discount associated with the TAC Notes in order to reflect such debt instruments at their par value. Reorganization expense also includes professional fees and other expenses directly associated with the bankruptcy process.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes reorganization expense for the year ended December 31, 2004:

Write-off of deferred financing costs	$4,007,000
Accretion of unamortized debt discount	484,000
Professional fees and expenses	15,078,000

$19,569,000

The Company is required to accrue interest expense during the chapter 11 proceedings only to the extent that it is probable that such interest will be paid pursuant to the proceedings. The Company recognized interest expense subsequent to the chapter 11 petition date with respect to the current terms of its debt and its capital lease obligations. The Plan may allow for a reduction in the amount of accrued interest to be paid upon the confirmation of the Plan.

Based on the current terms of the Plan, the Company believes it would qualify for and be required to implement the “Fresh Start” accounting provisions of SOP 90-7 upon emergence from bankruptcy, which would establish a “fair value” basis for the carrying value of the assets and liabilities of the reorganized Company. The application of “Fresh Start” accounting on the Company’s consolidated financial statements may result in material changes in the amounts and classifications of the Company’s non-current assets (including property and equipment). However, the potential impact cannot be determined at this time.

(2) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Gaming revenues represent the net win from gaming activities, which is the difference between amounts of gaming wins and losses. Revenues from hotel and other services are recognized at the time the related services are performed.

TAC provides an allowance for doubtful accounts arising from casino, hotel and other services, which is based upon a specific review of certain outstanding receivables as well as historical collection information. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Actual results could differ from those estimates and assumptions.

Promotional Allowances

The retail value of accommodations, food, beverage and other services provided to patrons without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses in the accompanying consolidated statements of operations and consist of the following:

	Year Ended December 31,
	2002	2003	2004
Rooms	$17,069,000	$18,851,000	$20,319,000
Food and Beverage	52,202,000	51,560,000	52,746,000
Other	5,598,000	5,534,000	7,606,000

	$74,869,000	$75,945,000	$80,671,000

Promotional allowances also include volume based cash rebates and coin given to patrons.

Cash discounts based upon a negotiated amount with each patron are recognized as a promotional allowance on the date the related revenue is recorded. Cash-back program awards that are given to patrons based upon earning points for future awards are accrued as the patron earns the points. The amount is recorded as a promotional allowance in the statement of operations. When estimating the amount of the accrual, the Company calculates a redemption rate based upon historical redemption rates.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company offers other incentive programs. These programs are monthly gifts and other promotional items. Management elects the type of gift and the person to whom it will be given. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the patron.

Statements of Cash Flows

For purposes of the statements of cash flows, cash and cash equivalents include hotel and casino funds, funds on deposit with banks and temporary investments purchased with a maturity of three months or less. Reorganization items were disclosed separately within the operating, investing, and financing categories of the statement of cash flows, as applicable.

Inventories

Inventories of provisions and supplies are carried at the lower of cost (weighted average) or market value.

Property and Equipment

Property and equipment is carried at cost and is depreciated on the straight-line method using rates based on the following estimated useful lives:

Buildings and building improvements	40 years
Furniture, fixtures and equipment	3-10 years
Leasehold improvements	10-40 years

Depreciation expense includes amortization of assets under capital lease obligations.

Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” management assesses the carrying values of the Company’s assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable from the estimated future cash flows expected to result from its use. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effect of demand, competition and other economic factors. In circumstances in which undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset. In estimating expected future cash flows for determining whether an asset is impaired, assets are grouped at the operating unit level, which for most of our assets is the individual casino. In estimating the fair value of an asset, management utilizes the prices of similar assets and the results of other valuation techniques. TAC does not believe that any such changes have occurred.

Deferred Financing Costs

Financing costs, including underwriters’ discounts and direct transactional fees (including accounting, legal and printing) associated with the issuance of debt have been capitalized as deferred bond and loan issuance costs in the accompanying balance sheet and are being amortized to interest expense over the terms of the related debt. In order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, the Company wrote off as reorganization expense the unamortized deferred bond and loan issuance costs associated with the TAC Notes. Such write-off reflected these debt instruments at par value. Deferred transaction costs on the plan include amounts currently capitalized and related to the Plan. Such costs will be amortized to interest expense over the terms of the New Notes. For costs incurred related to refinancing efforts no longer pursued and transactional fees earned by employees upon the successful completion of a debt refinancing, such amounts are expensed as incurred. Professional fees directly relating to the chapter 11 proceeding were expensed as incurred and recorded as reorganization expense.

Income Taxes

The accompanying consolidated financial statements do not include a provision for federal income taxes since TAC is a partnership for federal income tax purposes and therefore income and losses are allocated and reported for federal income tax purposes by the partners.

Under the New Jersey Casino Control Act (the “Casino Control Act”) both Taj Associates and Plaza Associates are required to file New Jersey corporation business tax returns. At December 31, 2004, Taj Associates and Plaza Associates have state net operating loss carryforwards of approximately $146,650,000 and $257,571,000, respectively, which is available to offset taxable income through the year 2011. The net operating loss carryforward results in a consolidated deferred state tax asset of $36,380,000 which has been offset by a full valuation allowance of $36,380,000, as utilization of such carryforward is not certain. These New Jersey State net operating loss carry forwards expire from 2005 through 2011.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act (the “Act”). This Act, among other things, required a two-year suspension of the use of New Jersey net operating loss carryforwards for 2002 and 2003 and imposed a two year New Jersey net operating loss carryforward limitation (limited to 50% of taxable income) for 2004 and 2005. It also imposed a new alternative minimum assessment amount under the New Jersey corporate business tax based on either gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. In accordance with the Act, TAC recorded a provision for current New Jersey income tax expense of $3,768,000, $3,580,000 and $3,525,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

On July 1, 2003, the New Jersey legislature passed a law that increased the taxation of New Jersey casinos. The new law imposes, among other taxes, a New Jersey profits tax which imposes a 7.5% tax on each casino’s 2002 adjusted net income (defined as net income plus management fees) subject to a minimum annual tax of $350,000. The tax is assessed during the period from July 1 to June 30, to be consistent with the fiscal year of the State of New Jersey. For the years ended December 31, 2003 and 2004, the Company recorded a charge to income tax expense on the statement of operations for $350,000 and $700,000, respectively related to the New Jersey profits tax.

As a result of the transactions discussed in Note 1, a portion of the net operating loss carryforwards may be utilized.

Advertising Expense

The Company expenses advertising costs as they are incurred. Advertising expense was $8,165,000, $7,691,000, and $8,845,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” According to such interpretation, the primary objectives of this interpretation were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity.

Other Assets

Plaza Associates is appealing a real estate tax assessment by the City of Atlantic City. At December 31, 2003, other assets include $8,014,000 which Plaza Associates believed at December 31, 2003 would be recoverable on the resolution of the appeal. During the quarter ended December 31, 2004, a valuation reserve was recorded against the receivable. The Company determined that the recoverability of the asset was no longer certain.

Reclassifications

Certain reclassifications and disclosures have been made to prior year financial statements in order to conform to the current year presentation.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Long-Term Debt

Long-term debt consists of the following:

	December 31, 2003	December 31, 2004
TAC and TAC Funding 11.25% First Mortgage Notes, due 2006 (a)	$1,200,000,000	$1,200,000,000
TAC and TAC Funding II 11.25% First Mortgage Notes, due 2006, net of unamortized discount of $554,000 and $0, respectively (b)	74,446,000	75,000,000
TAC and TAC Funding III 11.25% First Mortgage Notes due 2006, net of unamortized discount of $271,000 and $0, respectively (b)	24,729,000	25,000,000
Mortgage notes payable (c)	1,032,000	—
Capitalized lease obligations (d)	36,163,000	49,441,000

	1,336,370,000	1,349,441,000
Less-current maturities	(19,127,000)	(23,958,000)
Less-long-term debt subject to compromise	(1,299,175,000)	(1,300,000,000)

	$18,068,000	$25,483,000

(a)	In April 1996, TAC and TAC Funding issued $1,200,000,000 principal amount of 11.25% First Mortgage Notes due May 1, 2006 (the “TAC I Notes”). As of December 31, 2004, the TAC I Notes are technically in default based upon the matters described in Note 1. In connection with the chapter 11 plan of reorganization filed by the Company, this debt has been classified as long-term debt subject to compromise on the December 31, 2004 balance sheet pursuant to SOP 90-7.
(b)	In December 1997, TAC and TAC Funding II issued $75,000,000 principal amount of 11.25% First Mortgage Notes due May 1, 2006 (the “TAC II Notes”). In December 1997, TAC and TAC Funding III issued $25,000,000 principal amount of 11.25 % First Mortgage Notes due May 1, 2006 (the “TAC III Notes” ). As of December 31, 2004, the TAC II Notes and TAC III Notes are technically in default based upon the matters described in Note 1. In order to record its debt instruments at the amount of the claim expected to be allowed by the Bankruptcy Court in accordance with SOP 90-7, the Company wrote off as reorganization expense the unamortized debt discount and deferred financing costs associated with the TAC II Notes and TAC III Notes to record the debt at par value. Additionally, this debt has been classified as long-term debt subject to compromise on the December 31, 2004 balance sheet pursuant to SOP 90-7.
(c)	The mortgage note payable on Plaza Associates collapsed off-site warehouse was paid-off following receipt of insurance proceeds.
(d)	Interest on these leases are payable with interest rates ranging from 6.0% to 18.2%. The leases are due at various dates between 2005 and 2008 and are secured by the equipment financed.

Future minimum payments, excluding the TAC Notes, which represents capital leases as of December 31, 2004, are as follows:

2005	$28,194,000
2006	20,380,000
2007	6,659,000
2008	474,000
2009	—

Total minimum payments	55,707,000
Less: amount representing interest	(6,266,000)

Present value of minimum lease payments	$49,441,000

The TAC Notes include restrictive covenants prohibiting or limiting, among other things, the sale of assets, the making of acquisitions and other investments, certain capital expenditures, the incurrence of additional debt and liens and the payment of dividends and distributions.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Commitments and Contingencies

Prior to filing for bankruptcy, the Company entered into certain contractual arrangements. These contracts, which are considered pre-petition, may be impacted by the Debtors’ bankruptcy, and as such, the Company will either accept or reject these contracts as part of the bankruptcy proceedings. Any claims with respect to these agreements would be subject to Bankruptcy Court approval and limitations on the amount of such claims.

Operating Leases

TAC leases certain property (primarily land), office, warehouse space, certain parking space and various equipment under operating leases. Rent expense for the years ended December 31, 2002, 2003 and 2004 was $9,038,000, $7,513,000, and $7,770,000 respectively.

Future minimum lease payments under noncancellable operating leases as of December 31, 2004 are as follows:

2005	$5,757,000
2006	3,575,000
2007	3,375,000
2008	1,449,000
2009	1,460,000
Thereafter	80,285,000

$95,901,000

Certain of these leases contain options to purchase the leased properties at various prices throughout the lease terms.

Employment Agreements

As of December 31, 2004, TAC had an aggregate minimum contractual obligation, of approximately $17,799,000 under various employment agreements with certain employees, of which approximately $2,330,000 will be reimbursed through the casino services agreement of Trump Administration (discussed below). These commitments mature at various dates through 2006.

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

New Jersey Casino License Regulations and Renewal

The operation of an Atlantic City hotel and casino is subject to significant regulatory controls that affect virtually all of its operations. Under the Casino Control Act, Taj Associates and Plaza Associates are required to maintain certain licenses. Casino licenses must be renewed periodically, are not transferable, are dependent on the financial stability of the licensee and can be revoked at any time.

In June 2003, the New Jersey Casino Control Commission consolidated and renewed Taj Associates’ and Plaza Associates’ casino licenses to operate the Trump Taj Mahal and Trump Plaza for a period of four years through June 25, 2007. Upon revocation, suspension for more than 120 days, or failure to renew a casino license, the Casino Control Act provides for the mandatory appointment of a conservator to take possession of the hotel and casino’s business and property, subject to all valid liens, claims and encumbrances.

Gaming Taxes

The Atlantic City Casinos are required to pay an annual tax of 8.0% on their gross casino revenues. For the years ended December 31, 2002, 2003, and 2004, the Company’s gross revenue tax was approximately $69,657,000, $66,676,000, and $65,771,000, respectively.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NJSEA Subsidy Agreement

On April 12, 2004, the twelve Atlantic City casino properties, including the Trump Atlantic City Properties, executed an agreement with the New Jersey Sports & Exposition Authority (“NJSEA”) and the Casino Reinvestment Development Authority (“CRDA”) to, among other things, enhance purses, fund breeders’ awards and establish account wagering at New Jersey horse racing tracks (“NJSEA Subsidy Agreement”).

The NJSEA Subsidy Agreement provides that the casinos, pro rata according to their gross revenues, shall: (a) pay $34 million to NJSEA in cash in four yearly payments through October 15, 2007 and donate $52 million to NJSEA from the regular payment of their CRDA obligations for use by NJSEA through 2008 to enhance such purses, fund such breeders’ awards and establish such account wagering; and (b) donate $10 million from the regular payment of their CRDA obligations for use by CRDA as grants to such other North Jersey projects as CRDA shall determine. These cash payments and donations of CRDA obligations are conditioned upon the timely enactment and funding of the Casino Expansion Fund Act. TAC has estimated its portion of the industry obligation at approximately 17.3%.

The NJSEA Subsidy Agreement also anticipated that legislation to establish and fund a $62 million Casino Expansion Fund would be effective by December 1, 2004 and that the fund will be administered by the CRDA and made available pro rata to each casino for use in expanding its casino hotel facility in the amounts and at the times it makes its donation payments to CRDA (the “Casino Expansion Fund Act”). The NJSEA Subsidy Agreement further provides for a moratorium until January 2009, which casinos may enforce by court injunction, on the conduct of “casino gaming” at any New Jersey racetrack (unless casinos controlling a majority of the hotel rooms controlled by the casinos in Atlantic City otherwise agree) and a moratorium until January 2006 on the authorization of “casino gaming” at any New Jersey racetrack, the violation of which would terminate the NJSEA Subsidy Agreement and all further payments to NJSEA and require NJSEA to return all undistributed cash and CRDA to return all undistributed donated CRDA obligations to the casinos. The NJSEA Subsidy Agreement also grants a license through August 2008 for the display, at no cost to the casino industry, of messages promoting Atlantic City generally in prominent locations at NJSEA’s Meadowlands and Monmouth racetracks.

The NJSEA Subsidy Agreement finally provides that, if the Casino Expansion Fund is not established and funded by the New Jersey legislature by December 1, 2004: (a) the casinos shall provide $7 million in cash to NJSEA by December 10, 2004 and donate $13 million from the regular payment of their CRDA obligations to NJSEA for use by NJSEA to enhance such purses, fund such breeders’ awards and establish such account wagering; (b) the moratorium on the conduct of “casino gaming” at New Jersey racetracks shall expire as of January 2006; and (c) the NJSEA Subsidy Agreement shall otherwise terminate.

The New Jersey legislature enacted a law effective June 30, 2004, as amended effective January 27, 2005, which establishes the Atlantic City Expansion Fund, identifies the Casino Hotel Room Occupancy Fee as its funding source and directs CRDA to provide the Atlantic City Expansion Fund with $62 million and to make the same available to each casino licensee for investment in eligible projects. Eligible projects, if approved by August 25, 2006, may add hotel rooms, retail, dining or non-gaming entertainment venues, or other non-gaming amenities including parking spaces in the City of Atlantic City and, if approved thereafter, shall add hotel rooms to the City of Atlantic City. The New Jersey legislature also enacted a law effective June 30, 2004 which, in yearly increments, fully phases out the July 2003 4.25% tax on casino complimentaries as of July 1, 2009.

Legal Proceedings

On November 21, 2004, the Debtors filed voluntary petitions for relief in the Bankruptcy Court under chapter 11 of the Bankruptcy Code. As debtors-in-possession, the Debtors are authorized under chapter 11 to continue to operate their businesses while under the jurisdiction of the Bankruptcy Court. As of the petition date, pending litigation against the Debtors is generally stayed, and absent further order of the Bankruptcy Court, substantially all pre-petition liabilities of the Debtors are subject to settlement under a plan of reorganization. The Plan contemplates that general unsecured claims that are allowed by the Bankruptcy Court would be paid in full.

The United States trustee in the Debtors’ chapter 11 cases has appointed the Equity Committee to represent the interests of equity holders of THCR in connection with the cases. The Equity Committee had filed a number of motions opposing the Debtors’ chapter 11 cases and raised certain objections to the Plan (including a recommendation that each stockholder of THCR vote to reject the Plan) that were summarized in a letter enclosed with the solicitation materials accompanying the Disclosure Statement that was distributed to the Company’s stakeholders entitled to vote on the Plan. In addition, the Equity Committee and the Debtors had engaged in extensive litigation activities, including depositions, document requests and other discovery-related matters.

On March 30, 2005, the Debtors, the Equity Committee and certain other parties executed a stipulation, pursuant to which the co-chairs of the Equity Committee, which hold over five million shares of THCR’s common stock and had originally voted against the Plan, agreed to withdraw such votes and instead vote in favor of the Plan, as amended. Based on such support, as well as the acceptances of the Plan already received from other stakeholders entitled to vote on the Plan, the Debtors believe they will receive acceptances from the requisite number and amount of claims

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and interests represented by creditors and stakeholders to confirm the Plan. The Bankruptcy Court has scheduled a hearing to consider confirmation of the Plan on April 5, 2005. The Debtors will emerge from bankruptcy if and when the Bankruptcy Court approves the Plan and all conditions to the consummation of the Plan have been satisfied or waived. There can be no assurance that the Bankruptcy Court will confirm the Plan or approve the other transactions contemplated in connection with the Plan.

DLJ Merchant Banking Partners III, L.P. (“DLJMB”) has objected to the Plan and asserted a claim for $25 million, plus expenses of at least $1 million, against the Company with respect to a potential $400 million equity investment by DLJMB in connection with a proposed recapitalization of the Company pursued by the Company and DLJMB in 2004. The Company is evaluating DLJMB’s claim and the impact on the Company’s financial position.

On February 8, 2005, certain individuals filed a complaint in the United States District Court for the District of New Jersey, Camden Division, against certain persons and organizations that included members of the Trump Capital Accumulation Plan Administrative Committee. In their complaint, the plaintiffs alleged, among other things, that such persons and organizations, who were responsible for managing the Trump Capital Accumulation Plan, a defined contribution employee benefit plan for certain employees of Taj Associates, Plaza Associates, Marina Associates (f/k/a Trump Castle Associates, L.P.) and Trump Indiana, Inc. (the “401(k) Plan”), breached their fiduciary duties owed to 401(k) Plan participants when THCR common stock held in employee accounts was allegedly sold without participant authorization if the participant did not willingly sell such shares by a specified date in accordance with the 401(k) Plan. The plaintiffs have brought this suit under the Employee Retirement Income Security Act of 1974, as amended, on behalf of themselves and certain other 401(k) Plan participants and beneficiaries and have sought to have the court certify their claims as a class action. In their complaint, the plaintiffs also seek, among other things, damages for losses suffered by certain accounts of affected 401(k) Plan participants as a result of such allegedly improper sale of THCR common stock and reasonable costs and attorneys’ fees. After extensive negotiations, the Debtors believe that they have reached a resolution with the plaintiffs that would require payment of a maximum of an aggregate of $1.7 million by the Debtors. However, this resolution is subject to approval of the Bankruptcy Court, and at this time, the Company cannot predict the outcome of such litigation or its effect on the Company’s business.

TAC and its subsidiaries, certain members of its former Executive Committee and certain of its employees have been involved in various legal proceedings. In general, TAC has agreed to indemnify such persons against any and all losses, claims, damages, expenses (including reasonable costs, disbursements and counsel fees) and liabilities (including amounts paid or incurred in satisfaction of settlements, judgments, fines and penalties) incurred by them in said legal proceedings.

Various legal proceedings are now pending against TAC and its subsidiaries. TAC considers all such proceedings to be ordinary litigation incident to the character of its business. TAC believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

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

Self-Insurance Reserves

Self-insurance reserves represent the estimated amounts of uninsured claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Federal Income Tax Examination

Taj Associates and Plaza Associates are currently involved in examinations with the Internal Revenue Service (the “IRS”) concerning their federal partnership income tax returns for the tax years 2002 and 2003. While any adjustment which results from this examination could affect Taj Associates’ and Plaza Associates’ state income tax returns, Taj Associates and Plaza Associates do not believe that adjustments, if any, will have a material adverse effect on its financial condition or results of operations.

Casino Reinvestment Development Authority Obligations

Pursuant to the provisions of the Casino Control Act, Taj Associates and Plaza Associates must either obtain investment tax credits, as defined in the Casino Control Act, in an amount equivalent to 1.25% of their gross casino revenues, as defined in the Casino Control Act, or pay an alternative tax of 2.5% of its gross casino revenues. Investment tax credits may be obtained by making qualified investments, as defined, or by depositing funds which may be converted to bonds by the Casino Reinvestment Development Authority (“CRDA”), both of which bear interest at two-thirds of market rates resulting in a fair value lower than cost. Taj Associates and Plaza Associates are required to make quarterly deposits with the CRDA to satisfy its investment obligations.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2002, 2003 and 2004, TAC charged to operations, on the date funds were deposited with the CRDA, amounts of $3,694,000, $3,588,000 and $3,496,000 respectively, to give effect to the below market interest rates associated with CRDA deposits and bonds. From time to time Taj Associates and Plaza Associates have elected to donate funds they have on deposit with the CRDA for various projects. Taj Associates and Plaza Associates are not obligated to make donations to any specific project, and management elects to donate funds based on the specific facts of each potential donation transaction. Donations in the amounts of $11,161,000, $5,448,000 and $24,000 were made during the years ended December 31, 2002, 2003 and 2004, respectively. As a result of these donations, TAC charged the carrying value to operations of $7,350,000, $3,715,000 and $16,000 during the years ended December 31, 2002, 2003 and 2004.

CRDA bonds and investments are included as other long-term assets on the accompanying Consolidated Balance Sheet and are summarized as follows:

	December 31,
	2003	2004
CRDA deposits, net of valuation allowance of $7,969,000 and $11,039,000	$15,584,000	$21,723,000
CRDA bonds, net of valuation allowance of $4,618,000 and $4,736,000	3,552,000	3,576,000

	$19,136,000	$25,299,000

(5) Employee Benefit Plans

Taj Associates and Plaza Associates participate in a retirement savings plan, the 401(k) Plan, for its nonunion employees under Section 401(k) of the Internal Revenue Code. Employees are eligible to contribute up to 30% of their earnings (as defined) to the 401(k) Plan up to the maximum amount permitted by law, with Taj Associates and Plaza Associates matching 50% of an eligible employee’s contributions up to a maximum of 6% of the employee’s earnings. In connection with the 401(k) Plan, TAC recorded charges of $3,411,000, $3,269,000 and $3,102,000 for matching contributions for the years ended December 31, 2002, 2003 and 2004, respectively.

Taj Associates and Plaza Associates make payments to various trusteed multi-employer pension plans under industry-wide union agreements. The payments are based on the hours worked or gross wages paid to covered employees. Under the Employee Retirement Income Security Act, Taj Associates and Plaza Associates may be liable for their share of the plan’s unfunded liabilities, if any, if the plans are terminated. Pension expense charged to operations for the years ended December 31, 2002, 2003 and 2004 was $3,748,000, $4,225,000 and $4,618,000 respectively.

TAC provides no other material, post-retirement or post-employment benefits.

(6) Transactions with Affiliates

TAC has engaged in certain transactions with Mr. Trump and entities that are wholly or partially owned by Mr. Trump. Amounts receivable/(payable) at December 31 are as follows:

	Year Ended December 31,
	2003	2004
Trump Marina Associates	$5,363,000	$2,752,000
Trump Organization, LLC	(41,000)	(39,000)
Trump Casino Holdings, Inc.	19,000	(13,000)
Trump Indiana, Inc.	(86,000)	15,000
THCR Holdings	(13,054,000)	(10,794,000)

	$(7,799,000)	$(8,079,000)

TAC engages in various transactions with the other Atlantic City hotel/casinos and related casino entities that are affiliates of Mr. Trump. These transactions are charged at cost or normal selling price in the case of retail items and include certain shared professional fees, insurance, and payroll costs as well as complimentary services offered to customers.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in late 1997, the Trump Taj Mahal and Trump Plaza utilize certain facilities owned by Mr. Trump to entertain high-end customers. Management believes that the ability to utilize these facilities has enhanced TAC’s revenues. In 2002, 2003 and 2004, TAC incurred approximately $272,000, $32,000 and $279,000, respectively, for customer costs associated with such utilization. In addition, in exchange for having Trump’s plane available to customers of the Trump Taj Mahal and Trump Plaza, TAC has incurred pilot costs of approximately $239,000, $224,000 and $223,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Trump Administration was formed for the purpose of realizing cost savings and operational synergies by consolidating certain administrative functions of, and providing certain services to Taj Associates, Plaza Associates and Trump Marina Associates. Management believes that Trump Administration’s services will continue to result in substantial cost savings and operational synergies.

Executive Agreement

On April 10, 2003, Mr. Trump, THCR and THCR Holdings entered into an Amended and Restated Executive Agreement (the “Amended Executive Agreement”). The Amended Executive Agreement amended and restated the then existing Executive Agreement and is effective as of January 1, 2003. The Amended Executive Agreement was amended on September 17, 2003 to add TAC as a party. Pursuant to the Amended Executive Agreement, Mr. Trump has agreed to act as President and Chief Executive Officer of THCR and its subsidiaries, if requested. THCR has agreed to nominate Mr. Trump to serve as a director of THCR and, if elected, to appoint him as its Chairman. The initial term of the Amended Executive Agreement is three years and, thereafter, it is automatically extended so that the remaining term on any date is always three years, until such time during such rolling term that either party gives written notice to the other of its election not to continue extending such term, in which case the term shall end three years from the date of which such notice is given. THCR can terminate the Amended Executive Agreement if Mr. Trump fails to maintain various material casino gaming licenses and authorizations and the loss of such licenses has a material adverse effect on THCR and its subsidiaries.

Under the Amended Executive Agreement, Mr. Trump’s annual base salary is $1.5 million per year, beginning January 1, 2003. In addition, from and after January 1, 2003, Mr. Trump will be paid additional fixed compensation of $1.5 million per year if THCR achieves consolidated EBITDA (as defined) of $270 million in any year and incentive compensation equal to 5.0% of THCR’s consolidated EBITDA in excess of $270 million. The term “Consolidated EBITDA” means, with respect to THCR and its consolidated subsidiaries, for any period, an amount equal to the sum of (i) the net income (or loss) of THCR and its consolidated subsidiaries for such period determined in accordance with generally accepted accounting principles, consistently applied, excluding any extraordinary, unusual or non-recurring gains or losses, plus (ii) all amounts deducted in computing such net income (or loss) in respect of interest (including the imputed interest portions of rentals under capitalized leases), depreciation, amortization and taxes based upon or measured by income, plus (iii) other non-cash charges arising from market value adjustments and adjustments pertaining to contributions of deposits in each case in respect of CRDA bonds. Additional fixed compensation and incentive compensation for a given year shall not be deducted in determining net income of THCR for such year. Under the Plan, the Amended Executive Agreement would be terminated and Mr. Trump would enter into a new services agreement with THCR and THCR Holdings.

Caroleyes It, Inc

Pursuant to an agreement, dated September 15, 2001, between TAC and Caroleyes It, Inc., Carol C. Brown, the President of Caroleyes It, Inc., provided interior designing services (as an independent contractor) as directed by TAC as well as material selection and installment oversight services. Pursuant to the agreement, Ms. Brown received a one time fee of $43,750 (as compensation for prior unpaid services) and was paid $150,000 per year, payable in weekly installments, and reasonable and customary expenses incurred in connection with providing the services. The agreement between Caroleyes It, Inc. and TAC was terminated in January 2005. During January 2005, Caroleyes It, Inc. was engaged by Plaza Associates to continue rendering certain services it had provided to certain ongoing interior design projects at Trump Plaza expected to be completed during 2005. Pursuant to this engagement, Ms. Brown, through Caroleyes It, Inc., is paid $500 per diem and reimbursed for reasonable expenses in connection with her design services. Ms. Brown is the wife of Mark Brown, the President and Chief Executive Officer of the THCR Casino Operations Group, from whom she has been separated since August 2001.

Donald J. Trump Investment Agreement

        As described above, on January 25, 2005, THCR, THCR Holdings and Donald J. Trump entered into an investment agreement (the “DJT Investment Agreement”), pursuant to which Mr. Trump has agreed to invest $55 million in THCR Holdings and contribute approximately $16.4 million aggregate principal face amount of TCH Second Priority Notes beneficially owned by him (including interest accrued thereon) in exchange for shares of common stock (or common stock equivalents) of recapitalized THCR in connection with the Plan. The Debtors and Mr. Trump expect to amend the DJT Investment Agreement in connection with the stipulation entered into on March 30, 2005 by the Debtors, the Equity Committee and certain other parties. Mr. Trump’s investment agreement also contains certain ancillary agreements to be executed with certain of the Debtors on the effective date of the Plan, including a services agreement, trademark license agreement (and related trademark security agreement), voting agreement, right of first offer agreement, warrant agreements and agreement assigning THCR Holdings’ 25% interest in the Miss Universe Pageant to Mr. Trump. The DJT Investment Agreement and related agreements are subject to the terms and conditions set forth therein and are subject to the approval of the Bankruptcy Court.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Transactions

John Brown is currently employed by Plaza Associates as a restaurant chef earning an annual salary of $65,000. John Brown has been employed by Plaza Associates since April 1984 and is the brother of Mark Brown, the President and Chief Executive Officer of THCR’s Casino Operations Group.

Loretta Pickus is employed by the Trump Taj Mahal as a Vice President of Legal Affairs pursuant to an employment agreement, dated as of January 13, 2003, by and between Ms. Pickus and the Trump Taj Mahal. Ms. Pickus is the wife of Robert M. Pickus, the Executive Vice President, Secretary and General Counsel of THCR. Pursuant to the terms of such agreement, which expires on December 31, 2006 unless otherwise terminated pursuant to its terms, Ms. Pickus is paid an annual base salary of $170,000 and receives insurance coverage and certain other employee benefits provided to similarly situated executives of the Trump Taj Mahal.

From time to time, certain relatives of the Company’s officers hold part-time or seasonal positions at one or more of our properties.

(7) Non-Operating Income/Expense

On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and TAC is currently leasing another warehouse. In April of 2004, Plaza Associates settled a claim with the insurance carrier. A gain of $2.1 million was recognized in the quarter ended June 30, 2004 in other non-operating income related to this transaction.

A loss of $0.7 million on the sale of property in Atlantic City was recognized in other non-operating income/expense during the quarter ended September 30, 2004.

(8) Debt Renegotiation Costs

Debt renegotiation costs during 2003 represent the costs expensed with debt refinancing efforts no longer pursued. Debt renegotiation costs in 2004 represent costs incurred in connection with the since terminated proposed recapitalization of the Company by DLJMB.

(9) Partner’s Capital

Partnership Distribution

Pursuant to the indentures governing the TAC Notes, TAC is permitted to reimburse THCR for its operating and interest expenses. These reimbursements are subject to limitations set forth in such indentures, including an annual limitation of $10,000,000 in operating expense reimbursements and a life-time limitation of $50,000,000 in interest expense reimbursements. During the years ended December 31, 2003 and 2004, TAC declared cash partnership distribution to THCR of $4,433,000 and $7,803,000 respectively, consisting of operating expense reimbursements.

Partner’s Contribution

Pursuant to the Chapter 11 Bankruptcy proceedings THCR obtained $100,000,000 in debtor-in-possession financing for working capital purposes. During the year ended December 31, 2004 THCR contributed $24,374,000 to TAC.

(10) Fair Value of Financial Instruments

The carrying amount of the following financial instruments approximates fair value, as follows: (a) cash and cash equivalents, receivables and payables are based on the short term nature of these financial instruments and (b) CRDA bonds and deposits are based on the allowances to give effect to the below market interest rates.

The estimated fair values of other financial instruments are as follows:

	December 31, 2004
	Carrying Amount	Fair Value
TAC and TAC Funding 11.25% First Mortgage Notes due 2006	$1,200,000,000	$1,158,000,000
TAC and TAC Funding II 11.25% First Mortgage Notes due 2006	$75,000,000	$72,375,000
TAC and TAC Funding III 11.25% First Mortgage Notes due 2006	$25,000,000	$24,125,000

The fair values of the TAC Notes, TAC II Notes and TAC III Notes are based on quoted market prices as of December 31, 2004.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of notes payable approximates their carrying value based on their respective terms.

(11) Combined Financial Information - TAC Funding, TAC Funding II and TAC Funding III

Combined financial information relating to TAC Funding, TAC Funding II and TAC Funding III as of December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004
Total Assets (including TAC Notes receivable of $1,298,747,000, $1,299,175,000 and $1,187,329,000 and related interest receivable in 2002, 2003 and 2004, respectively)	$1,323,122,000	$1,323,550,000	$1,284,829,000

Total Liabilities and Capital (including TAC Notes payable of $1,298,747,000, $1,299,175,000 and $1,187,329,000 and related interest payable in 2002, 2003 and 2004, respectively)	$1,323,122,000	$1,323,550,000	$1,284,829,000

Interest Income	$146,250,000	$146,250,000	$146,844,000

Interest Expense	146,250,000	146,250,000	146,844,000

Net Income	$—	$—	$—

(12) Quarterly Financial Data (unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$188,501,000	$206,700,000	$206,808,000	$176,670,000
Income from Operations	23,243,000	34,640,000	32,451,000	16,907,000
Net Loss	(16,041,000)	(4,843,000)	(7,117,000)	(25,895,000)

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenues	$178,315,000	$193,773,000	$203,588,000	$179,117,000
Income/(loss) from Operations	16,595,000	26,496,000	20,262,000	(12,728,000)
Net Loss	(22,904,000)	(11,609,000)	(20,393,000)	(52,234,000)

On February 17, 2003, Plaza Associates’ off-site warehouse collapsed due to an unusual amount of snowfall. As a result, it was demolished, and TAC is currently leasing another warehouse. In April of 2004, Plaza Associates settled a claim with the insurance carrier. A gain of approximately $2,100,000 was recognized in the quarter ended June 30, 2004 in other non-operating income related to this transaction.

In the quarter ended September 30, 2004 the Company recorded debt renegotiation costs in the amount of $2,000,000 which represents costs incurred in connection with the proposed recapitalization of the Company by the DLJ Merchant Banking Partners proposed investment which was terminated on September 22, 2004.

On November 21, 2004, the Company filed voluntary petitions in the Bankruptcy Court under chapter 11 of the United States Bankruptcy Code. In the quarter ended December 31, 2004 the Company recorded reorganization expenses which principally include (i) the write-off of deferred financing fees and the accretion of debt discounts in the amount of $4,491,000 on the TAC Notes in order to reflect the debt balance at the estimated amount of the claim that is expected to be allowed in the chapter 11 proceedings and (ii) professional fees in the amount of $15,078,000 associated with the reorganization and bankruptcy proceedings.

In the quarter ended December 31, 2004 Plaza Associates recorded a reserve in the amount of $8,014,000 regarding the recoverability of a real estate tax appeal with the City of Atlantic City.

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Consolidated Financial Statements of Debtors In Possession

In accordance with SOP 90-7, presented below are the condensed consolidated financial statements of the Debtors (Trump Atlantic City Associates and all of its subsidiaries) that filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Such financial statements have been prepared using standards consistent with the Company’s consolidated financial statements.

Trump Atlantic City Associates

Debtors in Possession

Consolidated Statement of Operations

Period from November 21, 2004 to December 31, 2004

(in thousands)

2004
Net Revenues	$74,498
Operating Expenses	(71,810)
Depreciation and amortization	(6,075)
Reorganization expense	(5,787)

Loss from operations	(9,174)
Interest income	236
Interest expense	(17,230)

Loss before income taxes	(26,168)
Provision for income taxes	(482)

Net loss	$(26,650)

TRUMP ATLANTIC CITY ASSOCIATES

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trump Atlantic City Associates

Debtors in Possession

Consolidated Statement of Cash Flows

Period from November 21, 2004 to December 31, 2004

(in thousands)

2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,650)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Non-cash charges:
Depreciation and amortization	6,075
Provision for losses on receivables	348
Valuation allowance - CRDA investments	286
Provision for loss on real estate tax receivable	8,014
Reorganization expense	4,492
Increase in receivables	(1,722)
Increase in inventories	(358)
Decrease in prepaid expenses and other current assets	6,423
Decrease in other assets	4,550
Decrease in amounts due to affiliates	(9,888)
Increase in other liabilities	413
Decrease in accounts payable, accrued expenses and other current liabilities	(12,420)
Increase in accrued interest payable	16,250

Net cash used in operating activities	(4,187)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,421)

Net cash used in investing activities	(2,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(2,317)
Distributions from parent company	832
Contribution from parent company	24,374

Net cash provided by financing activities	22,889

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,281
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	54,041

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,322

SCHEDULE II

TRUMP ATLANTIC CITY ASSOCIATES AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful accounts	$15,610,000	$6,671,000		$(6,860,000)	(A)	$15,421,000
Valuation allowance for CRDA investments	$14,093,000	$11,044,000		$(13,464,000)	(B)	$11,673,000

YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful accounts	$15,421,000	$4,724,000		$(4,807,000)	(A)	$15,338,000
Valuation allowance for CRDA investments	$11,673,000	$7,303,000		$(6,389,000)	(B)	$12,587,000

YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful accounts	$15,338,000	$3,981,000		$(3,271,000)	(A)	$16,048,000
Valuation allowance for CRDA investments	$12,587,000	$3,496,000		$(309,000)	(B)	$15,774,000
Reserve for real estate taxes	$—	$8,014,000	(C)	$—		$8,014,000

(A)	Write-off of uncollectible accounts.
(B)	Reversal of allowance applicable to contribution of CRDA investments.
(C)	Reserve against claim for real estate taxes from the City of Atlantic City.

S-1

EXHIBIT INDEX

Exhibit No.	Description
21.1	List of Subsidiaries of Trump Atlantic City Associates

31.1	Certification by the Chief Executive Officer of Trump Atlantic City Associates Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

31.2	Certification by the Chief Financial Officer of Trump Atlantic City Associates Pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as Amended

32.1	Certification of the Chief Executive Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer of the Registrants Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Description of Certain Governmental and Gaming Regulations